Form 10-Q
period 1995-06-30
RIVER FOREST BANCORP INC
filed 1995-08-07
CIK 51939

             FORM 10-Q. -QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No.312905, eff. 4/26/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                ACT OF 1934 [Fee required]
For the Quarterly Period Ended June 30, 1995
Commission File Number 0-6136

                           RIVER FOREST BANCORP, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                               41-0823592
              ---------                               ----------
(State of incorporation of organization)    (I.R.S. Employer Identification No.)


Lincoln National Bank Building, 3959 N. Lincoln Avenue, Chicago, Illinois  60613
   (Address of principal executive offices)                           (Zip Code)

                                 (312) 549-7100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No
                                          -----    -----
Indicate the number of shares outstanding of issuer's class of common stock, as of the last practicable date.

Common Stock - $0.10 par value, 7,582,171 shares, as of July 24, 1995.

                               TABLE OF CONTENTS



                        PART I. -FINANCIAL INFORMATION

                                                                                                                  Page
          ITEM 1.        Financial Statements and Notes (Unaudited)_____________________                          1-5

          ITEM 2.        Management's Discussion and Analysis of Financial Condition and
                           Results of Operations____________________________________                              6-14


                                          PART II. -OTHER INFORMATION

          ITEMS 1-3.     These items have been omitted from this Form since they are
                           inapplicable or would contain a negative response._____________                        14

          ITEM 4.        Matters submitted to a Vote of Security Holders                                          14

          ITEM 5.        Other information_________________________________________                               14

          ITEM 6.        Exhibits and Reports on Form 8-K____________________________                             14

                         Signatures______________________________________________                                 15

                         Exhibit No. 11 - Computation of Net Income Per Common Share                              15


                         Exhibit No. 28 - Quarterly Report to Shareholders_______________                       Attached


Consolidated Statements of Condition (Unaudited)
(in thousands)
---------------------------------------------------------------------------------------------------
                                                          June 30      December 31       June 30
                                                           1995            1994            1994
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks - noninterest bearing             $   73,088    $  109,880      $   80,523
Federal funds sold                                             1,170        96,785             400
Interest-bearing deposits with banks                          25,000        25,000             -
Securities:
  Trading account securities, at market value                    -          74,432             -
  Available-for-Sale securities, at market value             476,656       405,679         430,000
  Held-to-Maturity securities, at amortized cost              16,302        19,253          23,158
---------------------------------------------------------------------------------------------------
    Total Securities                                         492,958       499,364         453,158
Loans, net of unearned discount                            1,330,141     1,100,509       1,014,149
  Less: Allowance for possible loan losses                    21,513        20,157          19,845
---------------------------------------------------------------------------------------------------
    Net Loans                                              1,308,628     1,080,352         994,304
Premises and equipment, net                                   26,890        27,268          27,873
Accrued interest receivable                                   21,447        19,307          13,862
Other real estate                                              1,021           916           1,782
Other assets                                                  14,109        19,077          11,178
Goodwill, net of accumulated amortization
  of $17,773, $16,703 and $15,678, respectively               13,478        11,506          11,925
---------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                          $1,977,789    $1,889,455      $1,595,005
===================================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                                   $  179,793    $  211,955      $  180,423
    Interest bearing                                       1,549,421     1,486,543       1,227,916
---------------------------------------------------------------------------------------------------
    Total Deposits                                         1,729,214     1,698,498       1,408,339
  Federal funds purchased                                     30,700         6,675           5,000
  Treasury tax and loan note option account                    7,135         3,490           7,069
  Accrued interest payable                                     3,164         3,277           2,789
  Other liabilities                                           25,796        18,914          17,613
---------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                      1,796,009     1,730,854       1,440,810
MINORITY INTEREST                                              1,998         1,742           1,580
SHAREHOLDERS' EQUITY
  Common stock, Surplus & Retained Earnings                  176,299       162,812         152,449
  Unrealized gains (losses) on Available-for-Sale
    securities, net of tax                                     3,483        (5,953)            166
---------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                               179,782       156,859         152,615
---------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,977,789    $1,889,455      $1,595,005
===================================================================================================


See accompanying notes to unaudited consolidated financial statements


Consolidated Statements of Income (Unaudited)
(in thousands except per share data)
-------------------------------------------------------------------------------------------------------------
                                                Six Months Ended June 30         Three Months Ended June 30
                                                ------------------------         --------------------------
                                               1995                  1994        1995                  1994
-------------------------------------------------------------------------------------------------------------
Interest Income                              $  81,048             $ 51,621       $  43,017       $ 26,575
Interest Expense                                37,601               18,425          20,365          9,967
-------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                           43,447               33,196          22,652         16,608
-------------------------------------------------------------------------------------------------------------
Provision for possible loan losses               1,479                  -             1,479            -
-------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION
    FOR POSSIBLE LOAN LOSSES                    41,968               33,196          21,173         16,608
-------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts            4,798                4,912           2,448          2,479
  Trust services                                   213                  181             109             94
  Other income                                   4,019                1,628           2,285            632
  Trading account gains (losses), net              297                  -               (78)           -
  Securities and other financial
    instruments gains (losses), net             (1,088)                (215)            326            (45)
-------------------------------------------------------------------------------------------------------------
    Total noninterest income                     8,239                6,506           5,090          3,160
-------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                11,808               11,349           6,008          5,021
  Net occupancy                                  1,970                1,894             964            945
  Data processing                                1,064                1,432             547            690
  FDIC deposit insurance                         1,797                1,437             898            719
  Goodwill amortization                          1,070                1,006             571            456
  Other expenses                                 7,506                5,140           3,917          2,551
-------------------------------------------------------------------------------------------------------------
    Total noninterest expenses                  25,215               22,258          12,905         10,382
-------------------------------------------------------------------------------------------------------------
Income before income taxes                      24,992               17,444          13,358          9,386
Income tax expense                               8,829                6,078           4,760          3,269
-------------------------------------------------------------------------------------------------------------
NET INCOME                                   $  16,163             $ 11,366       $   8,598       $  6,117
-------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                  $    2.11             $   1.49       $    1.12       $   0.80
-------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             7,646                7,649           7,648          7,646
-------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

Consolidated Statements Of Changes In Shareholders' Equity (Unaudited) Six Months Ended June 30, 1995 and 1994
(In thousands except per share data)

                                                                                                  Unrealized Holding
                                                                                                    Gains (Losses)
                                                                                                    on Available-
                                           Preference    Common                     Retained          for-Sale
                                             Stock       Stock       Surplus        Earnings     Securities, net of tax       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1993                  $0            $758       $2,997           $138,641         $  992          $143,388
 Net income                                   ---             ---          ---             11,366            ---            11,366
 Shares issued under the stock option plan,
    75,000 common shares                      ---               7        1,976                ---            ---             1,983
 Repurchase of 30,000 common shares           ---              (3)        (709)              (376)           ---            (1,088)
 Unrealized losses on Available-for-Sale
    securities, net of tax benefit of $445    ---             ---          ---                ---           (826)             (826)
 Cash dividends declared on common stock,
   $0.29 per common share                     ---             ---          ---             (2,208)           ---            (2,208)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1994                      $0            $762       $4,264           $147,423         $  166          $152,615
-----------------------------------------------------------------------------------------------------------------------------------


 Balance at December 31, 1994                  $0            $762       $4,264           $157,786        ($5,953)         $156,859
 Net income                                   ---             ---          ---             16,163            ---            16,163
 Unrealized gains on Available-for-Sale
   securities, net of tax expense of $5,081   ---             ---          ---                ---         (9,436)            9,436
 Cash dividends declared on common stock,
   $0.325 per common share                    ---             ---          ---             (2,476)           ---            (2,476)
 Retirement of 5,000 shares                   ---             ---         (200)               ---            ---              (200)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1995                      $0            $762       $4,064           $171,473         $3,483          $179,782
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements

Consolidated Statements Of Cash Flows (Unaudited)
(in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                   Six Months ended June 30
                                                                                   ------------------------
                                                                                   1995                1994
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                 $   16,163                  $   11,366
  Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for possible loan losses                                            1,479                          --
    Depreciation and amortization                                                   926                         895
    Amortization of goodwill                                                      1,070                       1,006
    Deferred income tax (benefit) expense                                        (2,035)                      1,232
    Decrease in trading account securities                                       74,729                          --
    Securities losses, net of gains                                               1,088                         215
    Gains on trading account securities                                            (297)                         --
    Gains on disposition of loans                                                (1,935)                       (799)
    (Increase) decrease in other assets, net                                       (372)                        277
    Increase in other liabilities and minority interest, net                      3,834                       6,049
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        94,650                      20,241
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Additional investment in Aetna Bancorp                                            (42)                         --
  Proceeds from maturities of Held-to-Maturity securities                         2,952                      10,236
  Proceeds from maturities of Available-for-Sale securities                      13,041                     117,308
  Proceeds from sales of Available-for-Sale securities                          797,070                   1,819,715
  Purchases of securities                                                      (867,610)                 (2,097,831)
  Net increase in loans                                                        (227,820)                    (34,226)
  Purchases of premises and equipment, net                                         (548)                     (2,848)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (282,957)                   (187,646)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase in deposit accounts                                                   30,716                     140,558
  Increase (Decrease) in short-term borrowings, net                              27,670                      (1,488)
  Issuance of common shares under the stock option
    plan, net of repurchase                                                          --                         895
  Repayment of subordinated debentures                                               --                      (1,185)
  Retirement of common shares                                                      (200)                         --
  Cash dividends paid on common shares                                           (2,286)                     (2,126)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        55,900                     136,654
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (132,407)                    (30,751)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                206,665                     111,674
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   74,258                  $   80,923
---------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements
Supplemental schedule of noncash investing and financing activities:
  Additional investment in Belmont National Bank                             $    3,000                          --

RIVER FOREST BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation
The consolidated financial statements of River Forest Bancorp, Inc. ("Bancorp") and Subsidiaries presented herein are unaudited, but in the opinion of management reflect all necessary adjustments for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. Operating results for the six-month periods presented are not necessarily indicative of the results which may be expected for the entire year. It is suggested that the unaudited consolidated financial statements contained herein be used in conjunction with the consolidated financial statements and related notes and disclosures included in Bancorp's Annual Report and Form 10-K for the year ended December 31, 1994.

2) Per Common Share Data
Net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the respective periods.

3) Statement of Financial Accounting Standard No. 115:
In May of 1993, the FASB issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The statement addresses the accounting and reporting for certain investments in debt securities and equity securities. It expands the use of fair value accounting for those securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity.

SFAS No. 115 requires an enterprise to classify securities into one of three categories: Held-to-Maturity, Available-for-Sale, or Trading. Investments in debt securities shall be classified as Held-to-Maturity and measured at amortized cost in the statement of condition only if the reporting enterprise has the positive intent and ability to hold those securities to maturity. Investments in debt securities that are not classified as Held-to-Maturity shall be classified as Trading securities or Available-for-Sale securities and measured at fair value in the statement of condition. Unrealized holding gains and losses for Trading securities shall be included in earnings. Unrealized holding gains and losses for Available-for-Sale securities shall be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Bancorp implemented SFAS No. 115 on December 31, 1993.

4) Acquisition
On July 6, 1993, Bancorp acquired a 99% interest in Belmont National Bank ("Belmont"). At the time of acquisition Belmont had assets of approximately $112 million. The acquisition was a cash purchase accounted for under the purchase method of accounting. Therefore, the assets and liabilities and the results of operations of Belmont are included in Bancorp's Consolidated Statements of Condition and Income since the date of acquisition.

                                     ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


River Forest Bancorp, Inc. ("Bancorp"), incorporated on October 15, 1958 under the laws of the State of Minnesota, is a multi-bank holding company in the business of providing financial services primarily through its banking subsidiaries to customers in the Chicago metropolitan area. As of June 30, 1995 Bancorp owned eight bank subsidiaries ("Banks") including River Forest State Bank & Trust Company ("River Forest"), Lincoln National Bank ("Lincoln"), Commercial National Bank ("Commercial"), First State Bank of Calumet City ("Calumet City"), Madison Bank N.A. ("Madison"), First National Bank of Wheeling ("Wheeling"), Aetna Bank ("Aetna") and Belmont National Bank ("Belmont"). Bancorp's ownership interest in River Forest, Lincoln and Belmont is 98.9%, 93.0% and 99.5%, respectively. All other Banks are wholly-owned. Acquisitions within the last three calendar years prior to the date of this report include $112-million-asset Belmont National Bank on July 6, 1993. As discussed in the accompanying notes to the consolidated financial statements, Belmont's assets and liabilities and the results of operations are reflected in Bancorp's financial statements since July 6, 1993, the date of acquisition. On June 21, 1995 Madison Bank and Trust Company and Madison National Bank of Niles were merged to form Madison Bank N.A. for the purpose of enhancing operating efficiencies and improve customer service.

The management of Bancorp presents the following discussion and analysis of its financial condition as of June 30, 1995 compared with December 31, 1994 and June 30, 1994 and the results of operations for the periods ending June 30, 1995 and 1994. This discussion should be read in conjunction with Bancorp's unaudited consolidated financial statements contained in this report.

NET INCOME

Bancorp reported net income for the quarter ended June 30, 1995 was $8.6 million, or $1.12 per share. This was a 41% increase over 1994's second quarter earnings of $6.1 million, or $0.80 per share. The Company's second quarter earnings represented returns of 19.7% on shareholders' equity and 1.8% on assets. For the first six months of 1995 net income reached $16.2 million or $2.11 per share, a 42% increase over 1994's second half earnings of $11.4 million or $1.49 per share. First half earnings represented returns of 19.2% on shareholder's equity and 1.70% on assets.

The following sections provide a detailed discussion of various factors impacting Bancorp's net income.

NET INTEREST INCOME

The major source of earnings for Bancorp continues to be net interest income. Net interest income is defined as the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income on a fully tax equivalent basis as a percentage of average earning assets during the period. The table on the following page presents a summary of Bancorp's net interest income and related net interest margin, calculated on a fully taxable equivalent basis.



-----------------------------------------------------------------------------------------------------------------
                                            NET INTEREST INCOME ANALYSIS
                                                (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                               SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                    JUNE 30                                   JUNE 30
-----------------------------------------------------------------------------------------------------------------
                                            1995                1994                 1995                1994
-----------------------------------------------------------------------------------------------------------------
Net interest income                     $   43,447          $   33,196           $   22,652          $   16,608
Taxable equivalent adjustment                  724                 820                  361                 415
-----------------------------------------------------------------------------------------------------------------
Taxable equivalent net
  interest income                       $   44,171          $   34,016           $   23,013          $   17,023
-----------------------------------------------------------------------------------------------------------------
Average earning assets                  $1,788,689          $1,374,653           $1,808,419          $1,418,134
-----------------------------------------------------------------------------------------------------------------
Net interest margin                           4.94%               4.95%                5.09%               4.80%
-----------------------------------------------------------------------------------------------------------------

During the second quarter of 1995, Bancorp had $2.2 million of interest income from the accretion of acquisition discount related to several groups of non-performing student loan pools compared with $0.6 million in the second quarter of 1994. There was no interest rate floor or cap income in the second quarter of 1995 compared with $0.7 million in 1994.

For the first half of 1995, Bancorp had $4.4 million of interest income from the accretion of acquisition discount related to several groups of non-performing student loan pools compared with $1.0 million in the same period in 1994. However, the first half of 1995 had no interest rate floor or cap income compared with $2.2 million for the same period in 1994.

-----------------------------------------------------------------------------------------------------------------
                            RECONCILIATION OF FULLY TAX EQUIVALENT NET INTEREST INCOME
                                            (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
 Fully tax equivalent net interest income for the six months ended June 30, 1994                     $     34,016
 Change due to average earning assets fluctuations                                                         10,247
 Change due to interest rate fluctuations                                                                     (69)
 Change due to rate/volume fluctuations                                                                       (23)
-----------------------------------------------------------------------------------------------------------------
 Fully tax equivalent net interest income for the six months ended June 30, 1995                     $     44,171
-----------------------------------------------------------------------------------------------------------------

ASSET QUALITY

Allowance for Possible Loan Losses

A reconciliation of the activity in Bancorp's allowance for possible loan losses for the six and three month periods under review is shown as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                                      (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                     SIX MONTHS ENDED JUNE 30                  THREE MONTHS ENDED JUNE 30
                                                    1995                  1994                 1995                  1994
-----------------------------------------------------------------------------------------------------------------------------
 Balance at beginning of period                 $   20,157            $   19,552           $   19,970            $   19,680
 Provision for possible loan losses                  1,479                     0                1,479                     0
 Charge-offs                                          (390)                 (130)                (124)                  (37)
 Recoveries                                            267                   423                  188                   202
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30                              $   21,513            $   19,845           $   21,513            $   19,845
-----------------------------------------------------------------------------------------------------------------------------
Loans at June 30                                $1,330,141            $1,014,149           $1,330,141            $1,014,149
-----------------------------------------------------------------------------------------------------------------------------
Allowance as a percentage of loans                    1.62%                 1.96%                1.62%                 1.96%
-----------------------------------------------------------------------------------------------------------------------------
Annualized net (charge-offs) recoveries
as a percentage of :
 Total loans                                         (0.02%)                0.06%                0.02%                 0.07%
-----------------------------------------------------------------------------------------------------------------------------
 Annualized provision for possible
  loan losses                                        (8.32%)                  N/A                4.33%                   N/A
-----------------------------------------------------------------------------------------------------------------------------



In light of the increased loans outstanding, the greater risk embodied within some of the loans, and the student loan servicing problem cited on the following page, management decided that a $1.5 million provision was prudent.

 .
Non-performing Assets

The table on the following page presents a summary of non-performing assets as of June 30, 1995, March 31, 1995, December 31, 1994 and June 30, 1994. The
non-performing loan balances included in the table are all: i) nonaccrual loans, ii) restructured loans, and iii) all loans which are 90 days or more past due and are still accruing interest. Excluded from the totals are student loans that Bancorp has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $8,389,000 at June 30, 1995, $12,806,000 at March 31, 1995,
$11,879,000 at December 31, 1994,  and $8,194,000 at June 30, 1994.

Included under the June 30, 1995 column are $6.5 million of non-accrual student loans which may have lost their guarantees. This potential loss of guarantees was the result of certain, since terminated, personnel in the student loan servicing area who falsified some records of telephone calls to students whose loans were delinquent. While the rules of student loan servicing are complex, one of the cornerstones of the business is contacting students regarding the status of their delinquent loans. These contacts, and a detailed record of such telephone calls, are crucial actions required to maintain the enforceability of the guarantee.

In order to assure that a problem of this nature never occurs again, Bancorp has implemented a sophisticated computer system which, among things, checks all calls logged by servicing representatives against calls actually made. The system then automatically generates an "exception list" detailing all differences between logged calls and actual calls. All exceptions are resolved immediately.

As to whether the aforementioned student loans have actually lost their guarantee is a complicated and, presently, unclear issue. Bancorp informed the Department of Education ("ED") immediately upon the discovery of the problem. Moreover, the ED is aware that Bancorp management was in no way involved in the falsification of the telephone records. Bancorp is fully cooperating with the ED in their investigation of the problem. Based on the preceding aspects of the issue, as well as various related elements, Bancorp feels that the ED should agree that the affected student loans never lost their guarantee and/or allow the affected student loans to be "cured" (i.e. the guarantee to be reinstated). While Bancorp feels quite strongly about its position, the ED has neither given an indication of their current thinking nor when the Bancorp might expect an "answer."


------------------------------------------------------------------------------------------------------------------------
                                                NON-PERFORMING ASSETS
                                                 (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                  JUNE 30             March 31          December 31            June 30
                                                   1995                1995                1994                 1994
------------------------------------------------------------------------------------------------------------------------
Non-performing loans:
 Residential real estate                         $ 2,900              $2,766              $1,962              $ 2,140
 Commercial real estate                            4,188               3,659               3,225                3,057
 Commercial                                           86                  92                 834                  703
 Home equity                                         894                 320                 451                  188
 Student                                           6,632                 125                 131                4,646
 Consumer                                          1,049               1,056                 765                  535
------------------------------------------------------------------------------------------------------------------------
Total non-performing loans                        15,749               8,018               7,368               11,269
Other real estate owned (OREO)                     1,021                 901                 916                1,782
------------------------------------------------------------------------------------------------------------------------
Total non-performing assets                      $16,770              $8,919              $8,284              $13,051
------------------------------------------------------------------------------------------------------------------------
Non-accrual loans included in non-
performing loans                                 $ 9,106              $3,330              $2,389              $ 6,925
------------------------------------------------------------------------------------------------------------------------

Non-performing loans/Total loans                    1.18%               0.66%               0.67%                1.11%
Non-performing assets/Total assets                  0.85%               0.47%               0.44%                0.82%
Allowance for loan losses/
 non-performing loans                             136.60%             249.06%             273.57%              176.10%
------------------------------------------------------------------------------------------------------------------------

Once again we would like to report on the progress we have made with a group of non-performing student loans purchased in January, 1994. These loans were purchased for $13.5 million, a substantial discount from their face value of approximately $150 million. At June 30, 1995, the Bancorp had converted approximately $34.7 million of these loans to performing status, a substantial increase in net cured loans of $13.7 million from the December 31, 1994 year end level. Management is diligently working to convert additional loans to performing status and has through November 30, 1995 to complete the conversion of such loans to performing status. This deadline has been established by the Department of Education. The amount of performing loans in excess of the cost is being accreted into income over the estimated lives of the loans.

The OREO balance remains at a low and very manageable level. Management will continue to work diligently to keep the level of OREO minimal. Bancorp has analyzed the market value of all OREO and has determined that no significant losses are anticipated as a result of liquidating these properties.

NONINTEREST INCOME

-----------------------------------------------------------------------------------------------------------------------------
                                                   ANALYSIS OF NONINTEREST INCOME
                                                        (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                       SIX MONTHS ENDED JUNE 30                THREE MONTHS ENDED JUNE 30
                                                       ------------------------                --------------------------
                                                       1995               1994                  1995               1994
-----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                     $4,798             $ 4,912               $2,448              $2,479
Trust fees                                                 213                 181                  109                  94
Other income                                             4,019               1,628                2,285                 632
Trading account gains (losses), net                        297                 --                   (78)                --
Securities and other financial
  instruments gains (losses), net                       (1,088)               (215)                 326                 (45)
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                $8,239              $6,506               $5,090              $3,160
-----------------------------------------------------------------------------------------------------------------------------

Noninterest income increased in the first half of 1995 to $8.2 million, a 26% increase over the 1994 first half result of $6.5 million. This $1.7 million increase was almost wholly attributable to the amount of cures in the non-performing student loan pools, with the majority of the income related to the pool purchased in January, 1994 as discussed above.

The securities losses in the first quarter of 1995 were the result of selling lower yielding fixed rate securities.

NONINTEREST EXPENSE

----------------------------------------------------------------------------------------------------------------------
                                                ANALYSIS OF NONINTEREST EXPENSE
                                                     (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED JUNE 30             THREE MONTHS ENDED JUNE 30
                                                    ------------------------             --------------------------
                                                    1995                1994             1995                  1994
----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                     $11,808             $11,349            $ 6,008             $ 5,021
Net occupancy expense                                1,970               1,894                964                 945
Data processing                                      1,064               1,432                547                 690
FDIC insurance                                       1,797               1,437                898                 719
Goodwill amortization                                1,070               1,006                571                 456
Other                                                7,506               5,140              3,917               2,551
----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                          $25,215             $22,258            $12,905             $10,382
======================================================================================================================

Noninterest expense increased to $25.2 million in the first half of 1995, a 13% increase over the $22.3 million figure from the same period in 1994. This $2.9 million increase is attributable to variety of factors, among those: i) loan expense increased by $1.0 million, primarily a function of the costs that Bancorp absorbed (e.g. appraisals, title insurance) related to the substantially increased home equity loan production, ii) salaries and employee benefits rose $0.46 million, the result of increased staffing required to originate and service our growing portfolios in the commercial real estate, home equity, and student lending areas, iii) FDIC insurance climbed by $0.36 million related to the Bancorp's significantly larger deposit base, and iv) increased advertising of $0.25 million for various marketing programs.

INCOME TAXES

Income tax expense increased 45% in the first half of 1995 to $8,829,000 from $6,078,000 one year ago due primarily to the higher level of pre-tax income. Tax-exempt income continued to decline due to maturities of tax-advantaged assets.

FINANCIAL CONDITION

INTEREST-EARNING ASSETS

Bancorp's consolidated total assets at June 30, 1995 were $1.98 billion, a 5% increase from the year-end level of $1.89 billion; however, the asset level has increased over $380 million, or 24%, from the June 30, 1994 level as a result of strong deposit growth. Total loans at June 30, 1995 were $1.3 billion, an increase of $230 million or 21%, from year-end, and an increase of $316 million or 31% from their level one year ago. The loan growth is primarily attributable to the success of the Company's commercial real estate and home equity loan programs.

At June 30, 1995 total securities (Available-for-Sale securities, Held-to-Maturity securities and Trading account securities) were $493 million, down 1% from $499 million at December 31, 1994, but 9% higher than their year-ago level. Approximately 55% of total securities consist of U.S. Treasury and government agency securities, 2% are comprised of municipal and tax-advantaged securities and 43% are comprised of other debt and equity securities. Included in the Available-for-Sale securities are approximately $23.9 million of investments in equity securities of publicly traded banks. As of June 30, 1995, Bancorp had minority investments in 24 different banks with unrealized holding gains of approximately $4.7 million. Gains of approximately $170,000 have been recognized in earnings on sales of these equity securities during the first half of 1995.

Bancorp held no Trading account securities at June 30, 1995, compared to $74.4 million of Trading account securities at December 31, 1994. Net gains realized on trading activity during the first half of 1995 were approximately $297,000.

The following table details the composition of Bancorp's earning assets.

------------------------------------------------------------------------------------------------------------------------
                                         ENDING PORTFOLIOS AS A PERCENT OF EARNING ASSETS
------------------------------------------------------------------------------------------------------------------------

                                                      JUNE 30            March 31         December 31          June 30
                                                       1995               1995               1994               1994
------------------------------------------------------------------------------------------------------------------------
Loans:
 Student                                                   20%                21%                21%               22%
 Commercial real estate                                    24                 22                 19                19
 Residential real estate                                   15                 13                 13                16
 Commercial                                                 5                  4                  4                 5
 Consumer and home equity                                   8                  6                  5                 5
 Industrial revenue bonds                                   1                  2                  2                 2
------------------------------------------------------------------------------------------------------------------------
Total Loans                                                73                 68                 64                69
------------------------------------------------------------------------------------------------------------------------
Federal funds sold, money
 market deposits and securities                            27                 32                 36                31
------------------------------------------------------------------------------------------------------------------------
Total                                                     100%               100%               100%              100%
========================================================================================================================

DEPOSITS AND INTEREST BEARING LIABILITIES

Total deposits at June 30, 1995 were $1.73 billion or 23% higher than the year-ago level of $1.41 billion and slightly higher than compared to the prior year-end level. Due to rising interest rates and a successful marketing campaign which offers a money market account indexed to short-term market rates, money market deposits have risen approximately $105 million from year-end and $415 million from one year ago. The table on the following page indicates that the rise in money market deposits has decreased the relative composition of other deposit products by type.

Federal funds purchased increased to $30.7 million as compared with $6.7 million at December 31, 1994 and $5.0 million at June 30, 1994. The increase in federal funds purchased since year-end is attributable to a greater rate of growth in loans relative to deposits. The increase over the prior year level is due to loan growth as well as seasonal fluctuations in liquidity. Treasury tax and loan note ("TT&L") option accounts were $7.1 million, $3.5 million and $7.1 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. The balances of TT&L accounts fluctuate with the number and magnitude of the Federal Reserve Bank's call payments.

---------------------------------------------------------------------------------------------------------------------------
                                               DEPOSIT COMPOSITION ANALYSIS
---------------------------------------------------------------------------------------------------------------------------

                                                         JUNE 30           March 31        December 31          June 30
                                                          1995              1995              1994               1994
---------------------------------------------------------------------------------------------------------------------------
  Demand                                                      10%               10%               12%                  13%
  NOW                                                          6                 6                 7                    9
  Money Market                                                52                52                48                   36
  Savings                                                     14                14                15                   19
  Certificates of Deposit                                     18                18                18                   23
---------------------------------------------------------------------------------------------------------------------------

  Total                                                      100%              100%              100%                 100%
===========================================================================================================================

SHAREHOLDERS' EQUITY

Shareholders' equity grew 18% to $179.8 million at June 30, 1995, from $152.6 million one year ago. Since December 31, 1994 shareholders' equity has grown $22.9 million. Cash dividends declared on common stock in the first half of 1995 were $2.5 million, a 12% increase over dividends declared in the prior year period of $2.2 million. There were $3.5 million of unrealized holding gains at June 30, 1995, compared with $6.0 million of unrealized holding losses on Available-for-Sale securities at December 31, 1994. Bancorp's consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 8.81% at June 30, 1995, well above the minimum regulatory levels. Consolidated Tier 1 and total risk-based capital were 11.29% and 12.54%, respectively, exceeding the well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Bancorp manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers' needs for loans and deposit withdrawals. The liquidity to meet the demand is provided by maturing assets, net liquid assets that can be converted to cash, and the ability to attract funds from external sources. "Net liquid assets" refers to federal funds sold and to marketable, unpledged securities which can be quickly sold without material loss of principal.

Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Bancorp continuously monitors not only the organization's current net interest margin, but also the historical trends of these margins. In addition, Bancorp also attempts to identify potential adverse swings in net interest income in future years, as a result of interest rate movements, by performing computerized simulation analysis of potential interest rate environments. If a potential adverse swing in net interest margin and/or net income are identified, Bancorp then would take appropriate actions within its asset/liability structure to counter these potential adverse situations. Please refer to the section entitled "Net Interest Income" for further discussion.

INFLATION

A banking organization's assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as does inflation. An analysis of a banking organization's asset and liability structure provides the best indication of how a banking organization is positioned to respond to changing interest rates and maintain profitability.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 114:

In May of 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). The statement generally addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined and the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving a modification of terms of a receivable, except for certain debt restructurings identified in SFAS No. 114. For Bancorp, the statement will be effective for fiscal year 1995. The application of SFAS No. 114 is not anticipated to have a significant impact on Bancorp's financial performance.


                                    PART II


ITEMS 1-3:
These items have been omitted from this Form 10-Q since they are inapplicable or would contain a negative response.

ITEM 4:    MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:    OTHER INFORMATION

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
                Computation of Net Income Per Common Share - Exhibit 11               Page 15
                Quarterly Report to Shareholders - Exhibit 28                         Attached

           (b) Reports on Form 8-K.
                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RIVER FOREST BANCORP, INC.
                                  (Registrant)


Date: July 31, 1995                               /s/ Tim H. Taylor
                                                  Senior Vice President, Finance


Date: July 31, 1995                               /s/ Jay B. Kaun
                                                  Vice President & Chief
                                                  Accounting Officer