Form 10-Q
period 1995-09-30
RIVER FOREST BANCORP INC
filed 1995-11-13
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-6136



                           RIVER FOREST BANCORP, INC.
             (Exact name of registrant as specified in its charter)



             Minnesota                                                                     41-0823592
(State of incorporation of organization)                                       (I.R.S. Employer Identification No.)


Lincoln National Bank Building, 3959 N. Lincoln Ave., Chicago, Illinois                      60613
                  (Address of principal executive offices)                                 (Zip Code)


                                 (312) 549-7100
                        (Registrant's telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                 ---           ---


As of October 31,1995, the Registrant had 15,040,842 common shares, $0.05 par value, outstanding.

                           River Forest Bancorp, Inc.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 1995



PART I -  FINANCIAL INFORMATION.                                                          PAGE
     Item 1.  Financial Statements

              Condensed Consolidated Statements of Condition (unaudited) -
              September 30, 1995, December 31, 1994 and September 30, 1994.                 1

              Condensed Consolidated Statements of Income (unaudited) -
              Three and Nine Months ended September 30, 1995 and 1994.                      2

              Condensed Consolidated Statements of Cash Flows (unaudited) -
              Nine Months ended September 30, 1995 and 1994.                                3

              Notes to Condensed Consolidated Financial Statements (unaudited).             4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         5


PART II - OTHER INFORMATION.

     Item 6.  Exhibits and Reports on Form 8-K.                                            10

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                           RIVER FOREST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                              September 30           December 31          September 30
(thousands)                                                       1995                   1994                 1994
                                                              ------------           -----------          ------------
Assets
  Cash and due from banks - noninterest bearing               $    91,625             $  109,880            $    66,239
  Federal funds sold                                               18,165                 96,785                  3,500
  Interest-bearing deposits with banks                             25,000                 25,000                    -
  Securities:
    Trading account securities, at market value                       -                   74,432                 39,825
    Available-for-Sale securities, at market value                367,572                405,679                464,850
    Held-to-Maturity securities, at amortized cost                 16,024                 19,253                 21,845
                                                              -----------             ----------            -----------
    Total Securities                                              383,596                499,364                526,520
  Loans, net of unearned discount                               1,435,766              1,100,509              1,055,171
    Less: Allowance for possible loan losses                       22,816                 20,157                 20,000
                                                              -----------             ----------            -----------
    Net Loans                                                   1,412,950              1,080,352              1,035,171
  Premises and equipment, net                                      26,969                 27,268                 27,874
  Accrued interest receivable                                      24,031                 19,307                 16,555
  Other real estate                                                 1,589                    916                  1,188
  Other assets                                                     12,731                 19,077                 11,965
  Goodwill, net of accumulated amortization                        12,897                 11,506                 12,039
                                                              -----------             ----------            -----------
Total Assets                                                  $ 2,009,553             $1,889,455            $ 1,701,051
                                                              ===========             ==========            ===========

Liabilities & Shareholders' Equity
  Deposits:
    Noninterest bearing                                       $   214,185             $  211,955            $   171,825
    Interest bearing                                            1,567,993              1,486,543              1,319,240
                                                              -----------             ----------            -----------
    Total Deposits                                              1,782,178              1,698,498              1,491,065
  Federal funds purchased                                             -                    6,675                 25,530
  Treasury tax and loan note option account                         6,617                  3,490                  4,143
  Accrued interest payable                                          3,137                  3,277                  3,467
  Other liabilities                                                28,591                 18,914                 18,750
                                                              -----------             ----------            -----------
Total Liabilities                                               1,820,523              1,730,854              1,542,955
Minority Interest                                                   2,197                  1,742                  1,669
Shareholders' Equity
  Common stock, Surplus & Retained Earnings                       181,037                162,812                157,726
  Unrealized gains (losses) on Available-for-Sale
    securities, net of tax                                          5,796                 (5,953)                (1,299)
                                                              -----------             ----------            -----------
Total Shareholders' Equity                                        186,833                156,859                156,427
                                                              -----------             ----------            -----------
Total Liabilities and Shareholders' Equity                    $ 2,009,553            $ 1,889,455            $ 1,701,051
                                                              ===========             ==========            ===========



See accompanying notes.

                           RIVER FOREST BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three Months Ended                         Nine Months Ended
                                                        September 30                               September 30
                                                   ---------------------------              ---------------------------
(thousands, except per share data)                 1995                  1994               1995                1994
                                                   ----                  ----               ----                ----
Interest Income                                    $  41,801         $  28,873             $ 124,217          $ 80,494
Interest Expense                                      15,818            12,023                53,419            30,448
                                                   ---------         ---------             ---------          --------
  Net Interest Income                                 25,983            16,850                70,798            50,046
Provision for possible loan losses                     1,500              -                    2,979              -
                                                   ---------         ---------             ---------          --------
  Net Interest Income after Provision
    for Possible Loan Losses                          24,483            16,850                67,819            50,046
Noninterest Income:
  Service charges on deposit accounts                  2,328             2,341                 7,126             7,253
  Trust services                                         110               101                   323               282
  Other income                                           849               990                 3,500             2,618
  Trading account gains (losses), net                   -                  (47)                  297               (47)
  Securities and other financial
    instruments gains (losses), net                      325               209                  (763)               (6)
                                                   ---------         ---------             ---------          --------
    Total noninterest income                           3,612             3,594                10,483            10,100
Noninterest Expense:
  Salaries and employee benefits                       6,885             4,869                18,693            16,218
  Net occupancy                                        1,015               970                 2,985             2,864
  Data processing                                        538               638                 1,602             2,070
  FDIC deposit insurance                                (111)              754                 1,686             2,191
  Goodwill amortization                                  593               504                 1,663             1,510
  Other expenses                                       4,213             2,895                11,719             8,035
                                                   ---------         ---------             ---------          --------

    Total noninterest expense                         13,133            10,630                38,348            32,888
                                                   ---------         ---------             ---------          --------

Income before income taxes                            14,962             9,814                39,954            27,258
Income tax expense                                     5,386             3,393                14,215             9,471
                                                   ---------         ---------             ---------          --------

Net Income                                         $   9,576         $   6,421             $  25,739          $ 17,787
                                                   =========         =========             =========          ========

Net Income per Common Share                        $    0.63         $    0.42             $    1.67          $   1.16
                                                   =========         =========             =========          ========

Cash Dividends Declared Per Common Share           $   0.100         $   0.075             $   0.263          $  0.220
                                                   =========         =========             =========          ========

Average Common and Common Equivalent
  Shares Outstanding                                  15,311            15,292                15,374            15,296
                                                   =========         =========             =========          ========



See accompanying notes.

                           RIVER FOREST BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30
                                                                         -------------------------------------
(thousands)                                                                  1995                       1994
                                                                          ----------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $  25,739              $    17,787
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for possible loan losses                                          2,979                     -
    Depreciation and amortization                                               1,411                    1,369
    Accretion of student loan discount                                         (8,857)                  (1,525)
    Amortization of goodwill                                                    1,663                      892
    Change in deferred income taxes                                            (2,800)                   1,332
    Decrease (increase) in trading account securities                          74,432                  (39,825)
    Loss on sales of securities and other financial instruments                   763                       13
    Gain on dispositions of loans                                              (1,619)                    -
    Decrease (increase) in other assets                                         4,368                   (3,084)
    Increase in other liabilities and minority interest                           302                    8,371
                                                                            ---------              -----------
          Net cash provided by (used in) operating activities                  98,381                  (14,670)

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturities of securities held to maturity                                       3,633                   11,482
Maturities of securities available for sale                                    17,356                  183,388
Sales of securities available for sale                                        911,712                1,457,800
Purchases of securities available for sale                                   (874,053)              (1,838,990)
Net increase in loans                                                        (325,774)                 (74,367)
Purchases of premises and equipment, net                                       (1,112)                  (3,323)
                                                                            ---------              -----------

          Net cash used in investing activities                              (268,238)                (264,010)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in deposit accounts                                                   83,680                  223,284
(Decrease) increase in short-term borrowings                                   (3,548)                  17,021
Issuance of common shares under the stock option
    plan, net of repurchase                                                      -                         895
Repayment of subordinated debentures                                             -                      (1,185)
Repurchases of common shares                                                   (3,530)                    -
Dividends paid                                                                 (3,620)                  (3,270)
                                                                            ---------              -----------

          Net cash provided by financing activities                            72,982                  236,745
                                                                            ---------              -----------

Net decrease in cash and cash equivalents                                     (96,875)                 (41,935)
Cash and cash equivalents at December 31, 1994 and 1993                       206,665                  111,674
                                                                            ---------              -----------

Cash and cash equivalents at September 30, 1995 and 1994                    $ 109,790              $    69,739
                                                                            =========              ===========


See accompanying notes.

                           RIVER FOREST BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Condensed Consolidated Financial Statements

    The Condensed Consolidated Statements of Condition, Income and Cash
    Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in River Forest Bancorp, Inc.'s consolidated financial statements for the three years ended December 31, 1994 included in Bancorp's Annual Report and Form 10-K for the year ended December 31, 1994. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


    Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during the respective periods.

    Certain reclassifications have been made in the 1994 financial statements to conform to current accounting classifications.

2.  Goodwill

    In the second quarter of 1995, an additional $3.0 million of goodwill was recorded for the 1993 acquisition of Belmont National Bank. The additional goodwill was the result of the settlement of contingencies related to the purchase. The original purchase price was contingent upon the performance of certain specified loans and assets during the post-acquisition period. The additional goodwill is being amortized over the remaining term of the original goodwill period of 15 years.

3.  Stock Split

    On August 16, 1995, the Board of Directors declared a two-for-one stock split, which was payable to shareholders on September 22, 1995. All references in prior periods to the number of shares and per share amounts have been restated to reflect the effect of the split.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


OPERATING RESULTS

The major source of earnings for Bancorp is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of Bancorp's net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.


                                                   Three Months Ended                 Nine Months Ended
                                                       September 30                      September 30
(thousands)                                       1995             1994             1995              1994
                                           ----------------  --------------    ----------------  ----------------
Net interest income                            $   25,983      $   16,850          $   70,798         $   50,046
Taxable equivalent adjustment                         334             463               1,058              1,283
                                           ----------------  --------------    ----------------  ----------------
Taxable equivalent net
 interest income                               $   26,317      $   17,313          $   71,856         $   51,329
                                           ===============   ==============    ================  ================
Average earning assets                         $1,852,563      $1,529,716          $1,809,980         $1,426,406
                                           ===============   ==============    ================  ================
Net interest margin (annualized)                     5.68%           4.53%               5.29%              4.80%
                                           ===============   ==============    ================  ================



During the three months ended September 30, 1995, Bancorp had $4.5 million of interest income from the accretion of acquisition discount related to several groups of non-performing student loan pools compared with $0.5 million in the third quarter of 1994.

For the first nine months of 1995, Bancorp had $8.9 million of interest income from the accretion of acquisition discount related to several groups of non-performing student loan pools compared with $1.5 million in the same period in 1994. However, the first nine months of 1995 had no interest rate floor or cap income compared with $2.3 million for the same period in 1994.

The following table represents a reconciliation of fully tax equivalent net interest income:

(thousands)

Fully tax  equivalent net interest income for the nine months ended September 30, 1994             $     51,329
Change due to average earning assets fluctuations                                                        13,809
Change due to interest rate fluctuations                                                                  5,242
Change due to rate/volume fluctuations                                                                    1,476
                                                                                                 ----------------
Fully tax equivalent net interest income for the nine months ended September 30, 1995              $     71,856
                                                                                                 ================


For the third quarter, noninterest income was at approximately the same level as 1994 as income from guarantee payments related to several pools of non-performing student loans was offset by a lower net gain from sales of other real estate owned. For the first nine months of 1995, noninterest income increased $0.4 million primarily due to the income from the non-performing student loan guarantee payments.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


In the third quarter, noninterest expense increased $2.5 million to $13.1 million, compared with $10.6 million in 1994. The change was primarily attributable to increased compensation expense, which has risen due to the implementation of performance-based compensation plans and increased staffing in Bancorp's lending operations. FDIC insurance expense decreased due to the receipt of a $1.1 million refund as FDIC premiums were reduced. The reduction in FDIC premiums is expected to reduce FDIC insurance expense by more than $3.0 million annually. Other expenses increased due to costs associated with the increased lending activity and higher advertising expenses for the Ultimate Money Market Account.

For the nine months ended September 30, 1995, noninterest expense increased $5.5 million to $38.3 million, compared with $32.8 million in 1994. The increase was due to increased compensation in Bancorp's lending operations, other costs related to the increased lending activity and increased advertising for the Ultimate Money Market Account.

The effective tax rate for the first nine months of 1995 was 35.6% versus 34.8% in 1994. The increase in the effective tax rate was mainly due to a decrease in tax-exempt income earned on state and municipal securities.


FINANCIAL CONDITION

Interest-Earning Assets

The following table details the composition of Bancorp's earning assets.




                                                             September 30    December 31     September 30
                                                                1995            1994            1994
                                                           -------------   ------------   --------------
                   Loans:
                     Student                                    20%             21%             22%
                     Commercial real estate                     27              19              19
                     Residential real estate                    16              13              15
                     Commercial                                  4               4               5
                     Consumer and home equity                    9               5               5
                     Industrial revenue bonds                    1               2               2
                                                           -------------   ------------   --------------
                   Total Loans                                  77              64              68
                   Federal funds sold, money
                     market deposits and securities             23              36              32
                                                           -------------   ------------   --------------

                   Total                                       100%            100%            100%
                                                           =============   ============   ==============

Total loans at September 30, 1995 were $1.44 billion, an increase of $335.3 million, or 30.5%, from year-end. The loan growth is primarily attributable to Bancorp's decision to emphasize the commercial real estate and home equity loan programs.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


At September 30, 1995, total securities were $383.6 million, down 23.2% from $499.4 million at December 31, 1994 as Bancorp continues to emphasize its lending activities. U.S. Treasury and government agency securities constituted 58.1% of total securities, municipal and tax-advantaged securities comprised
2.4%, and other debt and equity securities comprised 39.5%.   Included in the
available-for-sale securities were approximately $30.9 million of investments
in equity securities of publicly traded banks.   As of September 30, 1995,
Bancorp had minority investments in 24 different banks with unrealized holding gains of approximately $8.7 million. Gains of $0.2 million were recognized on sales of these securities during the first nine months of 1995.

Allowance for Possible Loan Losses

A reconciliation of the activity in Bancorp's allowance for possible loan losses is as follows:


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30                         September 30
                                               ---------------------------------     ----------------------------------
  (thousands)                                        1995             1994                 1995               1994
                                               ---------------   ---------------     -----------------   --------------
 Balance at January 1                              $   21,513     $   19,845            $   20,157        $   19,552
 Provision for possible loan losses                     1,500              -                 2,979                 -
 Charge-offs                                             (298)           (93)                 (688)             (223)
 Recoveries                                               101            248                   368               671
                                               ---------------   ---------------     -----------------   --------------
 Balance at September 30                           $   22,816     $   20,000            $   22,816        $   20,000
                                               ===============   ===============     =================   ==============
 Loans at September 30                             $1,435,766     $1,055,171            $1,435,766        $1,055,171
                                               ===============   ===============     =================   ==============
 Allowance as a percentage of loans                      1.59%          1.90%                 1.59%             1.90%
                                               ===============   ===============     =================   ==============
 Annualized net (charge-offs)/
   recoveries as a percentage of:
  Total loans                                           (0.05%)         0.06%                (0.03%)            0.06%
                                               ===============   ===============     =================   ==============
 Annualized provision for possible
   loan losses                                         (13.13%)          N/A                (10.74%)             N/A
                                               ===============   ===============     =================   ==============



In light of the increased loans outstanding and the greater risk embodied within some of the loans, management decided that a $1.5 million provision was prudent during the third quarter of 1995.

Non-performing Assets

The following table presents a summary of non-performing assets. Non-performing loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are student loans that Bancorp has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $20.2, $13.9 and $9.4 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Included under the September 30, 1995 columns is $5.4 million of non-accrual student loans that may have lost their guarantees. This potential loss of guarantees was the result of certain, since terminated, personnel in the student loan servicing area who falsified some records of telephone calls to students whose loans were delinquent. While the rules of student loan servicing are complex, one of the cornerstones of the business is contacting students regarding the status of their delinquent loans. These contacts, and a detailed record of such telephone calls, are crucial actions required to maintain the enforceability of the guarantee.

In order to assure that a problem of this nature never occurs again, Bancorp has implemented a sophisticated computer system which, among other things, checks all calls logged by servicing representatives against calls actually made. The system then automatically generates an exception list detailing all differences between logged calls and actual calls. All exceptions are resolved immediately.

As to whether the aforementioned student loans have actually lost their guarantee is a complicated and, presently, unclear issue. Bancorp informed the Department of Education (ED) immediately upon the discovery of the problem. Moreover, the ED is aware that management was not involved in the falsification of the telephone records. Bancorp is fully cooperating with the ED in their investigation of the problem. Based on the preceding aspects of the issue, as well as various related elements, management believes that the ED should agree that the affected student loans never lost their guarantee and/or allow the affected student loans to be cured (i.e., the guarantee to be reinstated).


           (thousands)                               September 30     December 31      September 30
                                                         1995            1994              1994
                                                      -----------     -----------      ------------
           Non-performing loans:
             Residential real estate                    $ 3,432          $ 1,962          $ 2,766
             Commercial real estate                       2,877            3,225            4,404
             Commercial                                     297              834              944
             Home equity                                  1,330              451              341
             Student                                      5,480              131              116
             Consumer                                       757              765              968
                                                        -------          -------          -------
           Total non-performing loans                    14,173            7,368            9,539
           Other real estate owned (OREO)                 1,589              916            1,188
                                                        -------          -------          -------
           Total non-performing assets                  $15,762          $ 8,284          $10,727
                                                        =======          =======          =======
           Non-accrual loans included in
           non-performing loans above                   $ 7,937          $ 2,389          $ 2,221
                                                        =======          =======          =======
           Non-performing loans/Total loans                0.99%            0.67%            0.90%
           Non-performing assets/Total assets              0.78%            0.44%            0.63%
           Allowance for loan losses/
             non-performing loans                        160.98%          273.57%          209.67%


In January 1994, a group of non-performing student loans were purchased for $13.5 million, a substantial discount from their face value of approximately $150 million. At September 30, 1995, $41.0 million of these loans were converted to performing status. Management is diligently working to convert additional loans to performing status and, currently, has through November 30, 1995 to complete the conversion of such loans to performing status. This deadline, established by the Department of Education, might be extended until November 30, 1998. The excess of performing loans converted over the cost is being accreted into income over the estimated lives of the loans using the level-yield method.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Deposits

The following table details the composition of deposit products by type. The growth in the money market category is primarily due to the aggressive marketing of the Ultimate Money Market Account that is indexed to the 91-day Treasury Bill rate. In the third quarter of 1995, Bancorp purchased $30.0 million of retail certificates of deposit. Management intends to purchase additional retail certificates of deposit as a component of the funding of Bancorp's strong loan growth.

                                                 September 30        December 31         September 30
                                                    1995                1994                1994
                                                 ------------        -----------         ------------
Demand                                                12%                 12%                 12%
NOW                                                    6                   7                   8
Money Market                                          52                  48                  42
Savings                                               13                  15                  17
Certificates of Deposit                               17                  18                  21
                                                 ------------        -----------         ------------
Total                                                100%                100%                100%
                                                 ============        ===========         ============


Federal funds purchased decreased to zero as compared with $6.7 million at December 31, 1994 and $25.5 million at September 30, 1994. The decrease in federal funds purchased since year-end is mainly attributable to increased security sales from the available-for-sale portfolio. The decrease over the prior year level is due to increased security sales from the available-for-sale portfolio as well as seasonal fluctuations in liquidity. The balances of Treasury tax and loan note option accounts fluctuate with the number and magnitude of the Federal Reserve Bank's call payments.

Capital

Bancorp's consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 8.83% at September 30, 1995, well above the minimum regulatory level of 5%. Consolidated Tier 1 and total risk-based capital were 12.82% and 14.07%, respectively, exceeding the well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

In September 1995, Bancorp effected a two-for-one stock split in the form of a 100% stock dividend. Also, during the third quarter of 1995, Bancorp repurchased 164,000 shares of common stock, or 1.1% of shares outstanding, under the previously announced 1,000,000 share repurchase program that was approved by the Board of Directors.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $98.4 million for the first nine months of 1995, compared with cash used in operating activities of $14.7 million for the same period in 1994. The change was primarily attributable to fluctuations in the level of trading account securities. The decrease in other assets in 1995 was primarily due to the prepayment in 1994 of six months of 1995's FDIC insurance premiums.

Net cash used in investing activities totaled $268.2 million for the first nine months of 1995 compared with $264.0 million in 1995. In 1995, the investing focus shifted to loans from securities.

Net cash provided by financing activities totaled $73.0 million for the first nine months of 1995, compared with $236.7 million in 1994. The decrease is primarily attributable to the slowdown in growth of the Ultimate Money Market Account. During the first nine months of 1995, Bancorp repurchased 164,000 common shares.

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit 11 - Computation of Net Income per Common Share is on page 11.

          (b)   Reports on Form 8-K.

                Registrant filed Current Report dated August 21, 1995 (Item 5).





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        RIVER FOREST BANCORP, INC.
                                              (Registrant)



      November 13, 1995             By /s/ Michael J. McClure
                                       -----------------------------
                                        Michael J. McClure
                                        Vice President and Chief
                                        Accounting Officer

                                        (Principal Accounting
                                        Officer and duly authorized
                                        Officer of Registrant)