Form 10-K
period 1995-12-31
RIVER FOREST BANCORP INC
filed 1996-03-26
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                                       OR
          --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                          Commission File Number 0-6136

                           RIVER FOREST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                             41-0823592
(State of incorporation of organization)   (I.R.S. Employer Identification No.)


Lincoln National Bank Building, 3959 N. Lincoln Ave.,               60613
              Chicago, Illinois
      (Address of principal executive offices)                    (Zip Code)

                                 (312) 549-7100
                         (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of exchange on which registered
         -------------------                ------------------------------------
Common stock, par value $0.05 per share                    NASDAQ

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                       ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       Documents Incorporated By Reference

Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1995 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 26, 1996, for its Annual Meeting of Shareholders to be held on May 22, 1996.

On March 1, 1996, the Registrant had 14,825,242 common shares outstanding. Of these, 8,097,446 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on March 1, 1996) of approximately $234.8 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

                                     PART I.

ITEM 1. BUSINESS

River Forest Bancorp, Inc. (Bancorp), incorporated on October 15, 1958, is a multi-bank holding company in the business of providing financial services through its banking subsidiaries to customers in the Chicago metropolitan area.

Bancorp has seven bank subsidiaries, which include River Forest State Bank and Trust Company (River Forest), Lincoln National Bank (Lincoln), Commercial National Bank (Commercial), First State Bank of Calumet City (Calumet City), Madison Bank, N.A. (Madison), First National Bank of Wheeling (Wheeling) and Aetna Bank, N.A.(Aetna). Bancorp's ownership interests in River Forest and Lincoln are 98.9% and 93.0%, respectively. All of the other subsidiary banks are wholly owned. Banks acquired within the last five years include Aetna (September 30, 1991) and Belmont National Bank (July 6, 1993). Belmont National Bank was merged into Aetna during 1995.

All banks offer general banking services such as checking accounts, savings and time deposit accounts; commercial, mortgage, home equity, student and personal loans; safe deposit boxes and a variety of additional services. River Forest, Commercial and Aetna provide trust services. Lincoln serves more than 400 state licensed check-cashing facilities in the Chicago area and has provided a variety of services to this industry for almost 50 years.

All Banks are insured by the Federal Deposit Insurance Corporation
(FDIC). River Forest and Calumet City are subject to regulation, supervision and regular examination by the Illinois Commissioner of Banks and Trust Companies and the FDIC. Lincoln, Commercial, Madison, Wheeling and Aetna are subject to regulation, supervision and regular examination by the Office of the Comptroller of Currency.

Bancorp plans to merge all of the subsidiary banks into one national bank by early 1997. The merger of the banks is expected to provide operating efficiencies and, more importantly, is expected to result in an enhancement of customer service.

Bancorp owns an operations subsidiary, Bancorp Operations Company, that comprises an insignificant portion of Bancorp's total assets and net income. Bancorp Operations Company provides item processing, bookkeeping and other ancillary bank support services to the Bancorp's bank subsidiaries.

COMPETITION

In Cook County, Illinois, where all seven Banks are located, there is active competition for securing deposits and extending credit from other banks, savings and loan associations, credit unions, brokerage firms and finance and insurance companies. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours, fiduciary services and other service-related products. Bancorp's subsidiary banks respond to this competition by tailoring services to the needs of customers in their communities, pricing products competitively and monitoring and improving customer service.

EMPLOYEES

At Dec. 31, 1995, Bancorp employed a total of 678 full-time-equivalent persons, consisting of 127 executives, management and supervisory personnel and 551 secretarial and clerical employees.

SUPERVISION AND REGULATION

General

Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, Bancorp may engage in and own shares of companies engaged in certain businesses determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks.

The Illinois Bank Holding Company Act of 1957 (the Illinois Act), as amended, permits Bancorp to acquire banks located anywhere in Illinois. Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege. In June 1993, the Illinois Act was amended to eliminate all branch restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) initiated new intense regulation for the financial services industry. FDICIA generally provided for the recapitalization of the Bank Insurance Fund and made significant changes in the legal environment for insured banks, including reductions in insurance coverage for certain types of deposits, increases in consumer-oriented requirements, and substantial revisions in the supervision, examination and audit processes. FDICIA also required new reporting by banks and mandated adoption of new regulations concerning capital, liquidity, internal controls, safety and soundness and prompt corrective action.

Capital Adequacy

The Federal Reserve Board established risk-based capital guidelines. The main objective of the risk-based capital requirements is to provide a fair and consistent framework for comparing capital positions of all banking institutions. Under these guidelines, capital consists of two components, core capital elements (Tier 1 capital) and supplementary capital elements (Tier 2 capital). Assets and off-balance-sheet items are assigned broad risk categories. The aggregate dollar value of each category is multiplied by a risk weight associated with this category.

In 1992, the FDIC adopted new regulations which defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets are 4.0% and 8.0%, respectively. At Dec. 31, 1995, Bancorp's Tier 1 capital and total risk-based capital ratios were 12.6% and 13.9%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At Dec. 31, 1995, Bancorp's leverage ratio was 9.2%.

Interstate Banking

The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 (IBBA) permits bank holding companies that are adequately capitalized and managed to acquire banks located in any other state after September 29, 1995, subject to certain statewide and nationwide deposit concentration limits. States may also prohibit acquisition of banks that have not been in existence for at least five years.

The interstate branching by merger provision is effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt-in" before June 1, 1997, or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, provided legislative action is taken before June 1, 1997. The effects on Bancorp of such changes in interstate banking and branching laws cannot be predicted. However, it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

STATISTICAL DATA

Pages 3 through 10 contain supplemental statistical data. This data should be read in conjunction with Bancorp's Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 1995 Annual Report to Shareholders (1995 Annual Report), incorporated herein by reference in response to Items 7 and 8 hereof.

                     CHANGES IN INTEREST INCOME AND EXPENSE

The following table shows the changes in interest income and expense by major categories of assets and liabilities attributable to changes in volume or rate or both, for the periods indicated:

                                                                      Year Ended December 31, 1995
                                                                 ----------------------------------------
(thousands)                                                       Volume           Rate           Total
                                                                 --------        --------        --------

Interest Income:
Interest-earning deposits with banks                             $    748        $    (34)       $    714
Federal funds sold                                                   (219)            663             444
Taxable securities                                                  3,363           3,790           7,153
Tax-advantaged securities                                            (172)           (422)           (594)
Trading account securities                                           (769)             50            (719)
Loans, net of discount                                             29,980          19,386          49,366
                                                                 --------        --------        --------
    Net Increase                                                   32,931          23,433          56,364
                                                                 --------        --------        --------
Interest Expense:
NOW and money market deposits                                      17,421           6,166          23,587
Savings deposits                                                     (976)            (53)         (1,029)
Time deposits                                                        (467)          4,490           4,023
Short-term borrowings                                                (128)            434             306
Secured-term debt, demand note and subordinated debentures            (19)            (19)            (38)
                                                                 --------        --------        --------
    Net Increase                                                   15,831          11,018          26,849
                                                                 --------        --------        --------
Increase in Net Interest Income                                  $ 17,100        $ 12,415        $ 29,515
                                                                 ========        ========        ========

                                                                       Year Ended December 31, 1994
                                                                 ----------------------------------------
                                                                  Volume           Rate           Total
                                                                 --------        --------        --------
Interest Income:
Interest-earning deposits with banks                             $   (480)       $   (218)       $   (698)
Federal funds sold                                                   (655)            950             295
Taxable securities                                                  7,585             544           8,129
Tax-advantaged securities                                          (1,347)            578            (769)
Trading account securities                                          1,021               0           1,021
Loans, net of discount                                              7,131          (2,208)          4,923
                                                                 --------        --------        --------
    Net Increase (Decrease)                                        13,255            (354)         12,901
                                                                 --------        --------        --------
Interest Expense:
NOW and money market deposits                                       8,224           5,127          13,351
Savings deposits                                                      500            (875)           (375)
Time deposits                                                      (2,353)            230          (2,123)
Short-term borrowings                                                   4              52              56
Secured-term debt, demand note and subordinated debentures         (1,025)            291            (734)
                                                                 --------        --------        --------
    Net Increase                                                    5,350           4,825          10,175
                                                                 --------        --------        --------
Increase (Decrease) in Net Interest Income                       $  7,905        $ (5,179)       $  2,726
                                                                 ========        ========        ========


The tax-equivalent adjustment for interest income on tax-advantaged loans and securities is reflected through the rate column based on a marginal corporate income tax rate of 35%. Volume variances are computed using the change in volume multiplied by the previous year's rate. Rate variances are computed using the changes in rate multiplied by the previous year's volume. The change in interest due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

                            INTEREST RATE SENSITIVITY

Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Management's primary objective regarding asset/liability management is to position Bancorp such that changes in interest rates do not have a material adverse impact on net income. Bancorp utilizes off-balance-sheet financial instruments, such as interest rate swaps and floors, as a tool for preventing adverse swings in net interest income.

Management uses a variety of techniques to measure interest rate sensitivity. One technique is interest rate gap analysis. The following table represents the interest rate gap analysis for Bancorp at Dec. 31, 1995:


                                                            Maturing or Repricing
                                      -------------------------------------------------------------

                                            1-90           91-180        181-270       271 Days
(thousands)                                 Days            Days          Days         to 1 Year
                                      -------------------------------------------------------------

Earning Assets:
   Interest-bearing deposits with
       banks                          $      --       $    25,000     $      --       $      --
   Federal funds sold                       3,170            --              --              --
   Securities available for sale           40,772          54,103         123,518           9,909
   Securities held to maturity                292             212             512             990
   Loans, net of unearned discount        820,630          21,568          13,119         201,971
Noninterest-earning assets                   --              --              --              --
                                      -------------------------------------------------------------

 Total assets                             864,864         100,883         137,149         212,870

Interest-bearing deposits:
   Savings and NOW                       (324,698)           --              --              --
   Money market                          (911,146)           --              --              --
   Certificates of deposit               (122,965)       (109,557)        (39,031)        (86,460)
                                      -------------------------------------------------------------
 Total interest-bearing deposits       (1,358,809)       (109,557)        (39,031)        (86,460)

 Short-term borrowings                     (1,828)           --              --              --
 Noninterest-bearing deposits                --              --              --              --
 Noninterest-bearing liabilities
    and shareholders' equity                 --              --              --              --
                                      -------------------------------------------------------------

Total liabilities and
   shareholders' equity                (1,360,637)       (109,557)        (39,031)        (86,460)

 Interest rate swaps                      156,817          16,100            --              --
                                      -------------------------------------------------------------

Interest sensitivity gap              $  (338,956)    $     7,426     $    98,118     $   126,410
                                      =============================================================

Cumulative interest sensitivity gap   $  (338,956)    $  (331,530)    $  (233,412)    $  (107,002)
                                      =============================================================

Cumulative gap as a percentage
   of total assets                         (15.95)%        (15.60)%        (10.98)%         (5.04)%
                                      =============================================================

                                                 Maturing or Repricing
                                      -------------------------------------------
                                                       Nonsensitive
                                      Over 1 Year      and Over 5
(thousands)                            to 5 Years         Years           Total
                                      -------------------------------------------

Earning Assets:
   Interest-bearing deposits with
       banks                           $      --       $      --      $    25,000
   Federal funds sold                         --              --            3,170
   Securities available for sale            96,863          39,239        364,404
   Securities held to maturity               2,357          10,204         14,567
   Loans, net of unearned discount         252,986         248,508      1,558,782
Noninterest-earning assets                    --           159,169        159,169
                                      -------------------------------------------

 Total assets                              352,206         457,120      2,125,092

Interest-bearing deposits:
   Savings and NOW                            --              --         (324,698)
   Money market                               --              --         (911,146)
   Certificates of deposit                 (82,087)        (12,715)      (452,815)
                                      -------------------------------------------
 Total interest-bearing deposits           (82,087)        (12,715)    (1,688,659)

 Short-term borrowings                        --              --           (1,828)
 Noninterest-bearing deposits                 --          (209,881)      (209,881)
 Noninterest-bearing liabilities
    and shareholders' equity                  --          (224,724)      (224,724)
                                      -------------------------------------------

Total liabilities and
   shareholders' equity                    (82,087)       (447,320)    (2,125,092)

 Interest rate swaps                          --          (172,917)          --
                                      -------------------------------------------

Interest sensitivity gap               $   270,119     $  (163,117)   $      --
                                      ===========================================

Cumulative interest sensitivity gap    $   163,117     $      --      $      --
                                      ===========================================

Cumulative gap as a percentage
   of total assets                            7.68%           --             --
                                      ===========================================





This table is not necessarily indicative of the impact on Bancorp from changes in interest rates. The repricing of certain assets and liabilities may not reprice at the same time or in the same magnitude due to different bases. The repricing of assets and liabilities are also subject to competition and other pressures.

                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Bancorp were as follows:

                                                           December 31
                                               ------------------------------------
(thousands)                                      1995          1994          1993
                                               --------      --------      --------

Trading Account
   U.S. Government and agencies                $   --        $ 74,432      $   --
                                               ========      ========      ========

Available for sale
   U.S. Government and agencies                $226,200      $309,360      $263,877
   State and municipal                             --            --             473
   Common stocks                                 34,761        19,107
   Other                                        103,443        77,212         6,258
                                               --------      --------      --------
     Total                                     $364,404      $405,679      $270,608
                                               ========      ========      ========

Held to maturity
   U.S. Government and agency obligations      $   --        $  1,044      $  8,605
   State and municipal                            8,199        11,096        21,984
   Other                                          6,368         7,113         2,805
                                               --------      --------      --------
     Total                                     $ 14,567      $ 19,253      $  3,394
                                               ========      ========      ========




Maturities of Securities

The scheduled maturities by security type as of Dec. 31, 1995 were as follows:

                                         From one       From five                   Not due at
                           One year     through five   through ten       After       a single
(thousands)                or less         years          years        ten years     maturity         Total
                          --------       --------       --------       --------      --------        --------

U.S. Government
   and agencies           $208,498       $ 17,702       $   --         $   --         $   --         $226,200
State and municipal          2,001          2,357          3,140            701           --            8,199
Common stocks                 --             --             --             --           34,761         34,761
Other                       19,809         79,161          1,034           --            9,807        109,811
                          --------       --------       --------       --------       --------       --------
      Total               $230,308       $ 99,220       $  4,174       $    701       $ 44,568       $378,971
                          ========       ========       ========       ========       ========       ========

The weighted average yield for each range of maturities of securities at Dec. 31, 1995 was as follows:

                                        From one     From five              Not due at
                            One year  through five  through ten   After      a single
(thousands)                 or less      years        years      ten years   maturity        Total
                            -------      -----        -----      ---------   --------        -----


U.S. Government
   and agencies              5.87%       5.42%          -- %        -- %        -- %          5.84%
State and municipal          9.52        9.47         9.07        9.98          --            9.37
Common stocks                  --          --           --          --         N/M             N/M
Other                        5.54        5.44         6.96          --        7.45            5.65



Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

                                 LOAN PORTFOLIO

Classification of Loans

Bancorp's loans were as follows:

                                                                 December 31
                               ------------------------------------------------------------------------------
(thousands)                       1995             1994             1993             1992             1991
                               ----------       ----------       ----------       ----------       ----------

Commercial real estate         $  560,467       $  326,402       $  263,903       $  195,824       $  184,211
Student                           379,129          354,073          290,635          286,391          302,799
Residential mortgage              317,787          233,437          251,159          255,919          256,971
Home equity                       170,793           57,093           37,578           30,489           29,407
Commercial                         78,469           68,620           75,504           91,525           93,665
Consumer                           30,273           32,393           27,880           34,353           44,119
Industrial revenue bonds           21,864           28,491           32,172           36,669           43,873
                               ----------       ----------       ----------       ----------       ----------
       Total                   $1,558,782       $1,100,509       $  978,831       $  931,170       $  955,045
                               ==========       ==========       ==========       ==========       ==========




Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at Dec. 31, 1995:

                               One year      From one         After
(thousands)                     or less     to five years   five years       Total
                                -------     -------------   ----------       -----

Commercial real estate         $ 73,477       $215,772       $271,218       $560,467
Commercial                       34,253         35,037          9,179         78,469
Industrial revenue bonds          5,592          3,040         13,232         21,864




Of the loans maturing after one year, $216.9 million have fixed rates. To manage the interest rate exposure of specific, fixed-rate commercial real estate loans, industrial development revenue bonds and other loans, Bancorp has entered into interest rate swap and floor agreements. For additional information on such financial instruments, see

Note 9 to the Consolidated Financial Statements beginning on page 27 of the 1995 Annual Report, incorporated herein by reference in response to Item 8 hereof.



                       RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual and Past Due Loans

Nonaccrual loans were as follows:

                                                                          December 31
                                         -----------------------------------------------------------------------------
  (thousands)                               1995            1994             1993             1992             1991
                                            ----            ----             ----             ----             ----

  Nonaccrual loans                      $   8,536        $   2,389        $   3,098        $   4,525        $   8,492
  Nonaccrual loans to total loans            0.55%            0.22%            0.32%            0.49%            0.89%




Interest income that should have been recorded under the original terms of these loans and interest income actually recorded totaled $737,000 and $5,000, respectively, for the year ended Dec. 31, 1995. For information regarding impaired loans included in nonaccrual loans, see Note 4 to the Consolidated Financial Statements on page 24 of the 1995 Annual Report, incorporated herein by reference in response to Item 8 hereof.

Loans past due 90 days or more, including nonaccrual loans, were as follows:

                                                                      December 31
                                          -------------------------------------------------------------------
(thousands)                                1995            1994           1993          1992            1991
                                          -------        -------        -------        -------        -------

Loans past due 90 days or more            $29,787        $20,620        $14,281        $18,432        $27,494
Less guaranteed student loans              13,913         13,252          8,231         10,260         10,577
                                          -------        -------        -------        -------        -------
Net loans past due 90 days or more        $15,874        $ 7,368        $ 6,050        $ 8,172        $16,917
                                          =======        =======        =======        =======        =======

 Net loans past due 90 days or more
    as a percentage of total loans           1.02%          0.67%          0.62%          0.88%          1.77%
                                          =======        =======        =======        =======        =======



Student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual and Past Due Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans that are past maturity more than 45 days, have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. At Dec. 31, 1995, the principal amount of these loans was $19.1 million. This amount generally includes loans that were classified for regulatory purposes. At Dec. 31, 1995, there were no significant loans classified by any bank regulatory agency that were not included in this amount.

Analysis of the Allowance for Possible Loan Losses

The activity in the allowance for possible loan losses was as follows:

                                                                                 Year Ended December 31
                                                      ---------------------------------------------------------------------------
(thousands)                                             1995            1994             1993             1992             1991
                                                      --------         --------        --------         --------         --------

Balance at beginning of year                          $ 20,157         $ 19,552        $ 17,490         $ 14,697         $ 10,917
Allowance of acquired subsidiaries                        --               --             1,000             --              2,885
Provision charged to operations                          5,779             --             1,176            4,432            1,226
Less charge-offs:
  Commercial real estate loans                             284               65             804              269              234
  Student loans                                             81               45             107              983              317
  Residential mortgage loans                                 4               20              96              630                5
  Commercial loans and industrial revenue bonds            269               35             515              735              252
  Home equity and consumer loans                           181              148             330              562              607
                                                      --------         --------        --------         --------         --------
    Total charge-offs                                      819              313           1,852            3,179            1,415
                                                      --------         --------        --------         --------         --------
Add recoveries:
  Commercial real estate loans                              44              210             296               61                3
  Student loans                                            105              100             596            1,071               10
  Residential mortgage loans                                 5                5               7              128              536
  Commercial loans and industrial revenue bonds             69              303             537               51              149
  Home equity and consumer loans                           300              300             302              229              386
                                                      --------         --------        --------         --------         --------
    Total recoveries                                       523              918           1,738            1,540            1,084
                                                      --------         --------        --------         --------         --------
Net (charge-offs) recoveries                              (296)             605            (114)          (1,639)            (331)
                                                      --------         --------        --------         --------         --------

Balance at end of year                                $ 25,640         $ 20,157        $ 19,552         $ 17,490         $ 14,697
                                                      ========         ========        ========         ========         ========
Net (charge-offs)/recoveries to average loans
  outstanding                                            (0.02%)           0.06%          (0.01%)          (0.18%)          (0.03%)
                                                      ========         ========        ========         ========         ========





Allocation of the Allowance for Possible Loan Losses

The allocation of the allowance for possible loan losses was as follows:

                                                          December 31
                               ---------------------------------------------------------------
(thousands)                     1995          1994           1993          1992          1991
                               -------       -------       -------       -------       -------

Commercial real estate         $ 2,934       $ 5,491       $ 5,175       $ 3,915       $ 3,685
Student                         11,489         1,202         1,424         1,430         1,515
Residential mortgage             1,327         2,451         2,233         2,560         1,930
Home equity                      1,000           827           483           425         1,640
Commercial                         445         1,368         1,168         1,600           410
Consumer                           476           291           378           860         1,100
Industrial revenue bonds          --             310           421           625           745
Unallocated                      7,969         8,217         8,270         6,075         3,672
                               -------       -------       -------       -------       -------

Total                          $25,640       $20,157       $19,552       $17,490       $14,697
                               =======       =======       =======       =======       =======

Loan Portfolio Composition

The composition of the loan portfolio was as follows:



                                                  December 31
                              ------------------------------------------------
(thousands)                   1995       1994       1993       1992       1991
                              ----       ----       ----       ----       ----


Commercial real estate          36%        30%        27%        21%        19%
Student                         24         32         30         31         32
Residential mortgage            20         21         26         27         27
Home equity                     11          5          3          3          3
Commercial                       5          6          8         10         10
Consumer                         2          3          3          4          4
Industrial revenue bonds         2          3          3          4          5
                               ---        ---        ---        ---        ---

Total                          100%       100%       100%       100%       100%
                               ===        ===        ===        ===        ===



For further review of the loan loss provision and the allowance for possible loan losses, reference is made to pages 14 through 16 of Management's Discussion and Analysis of Financial Statements of the 1995 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 and greater was as follows at Dec. 31, 1995:

(thousands)
Maturing within 3 months                           $ 61,892
After 3 but within 6 months                          54,677
After 6 but within 12 months                         81,190
After 12 months                                      34,767
                                                   --------

  Total                                            $232,526
                                                   ========


                           RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to Bancorp's equity and assets:

                                                              December 31
                                                      ----------------------------
                                                      1995        1994        1993
                                                      ----        ----        ----

Return on average total assets                         1.8%        1.5%        1.8%
Return on average common shareholders' equity         20.4        15.9        19.2
Dividend payout ratio                                 14.3        18.5        16.0
Average equity to average total assets                 8.4         9.4         9.3

ITEM 2. PROPERTIES

Bancorp utilizes the building facilities of Lincoln for its executive offices. Lincoln's main office building is located at 3959 N. Lincoln Avenue, Chicago, Illinois. The five story, 60,000 square foot building contains leased space on its fourth and fifth floors that is potentially convertible for office use. Other Lincoln properties include a 2,300 square foot drive-in facility at 3940
N. Damen Avenue, Chicago, Illinois with a parking lot. All of Lincoln's buildings and the properties upon which they are situated are owned by Lincoln.

River Forest owns and occupies two buildings, totaling 13,600 square feet, and a drive-in facility at 7727 W. Lake Street, River Forest, Illinois.

Commercial's main office building is a 34,000 square foot structure located at 4800 N. Western Avenue, Chicago, Illinois. Commercial also uses an adjacent building at 2414 W. Lawrence for operations, a drive-in facility at 2420 W. Lawrence and two parking lots at 2432 W. Lawrence and 4822 N. Lincoln all of which are located in Chicago, Illinois. Commercial owns its buildings and the land upon which they are situated.

Calumet City's main office building is a 18,000 square foot structure located at 925 Burnham Avenue, Calumet City, Illinois. The main office consists of a two-story office building, a parking lot and an attached four lane drive-in facility. Calumet also has a branch at 530 Torrence Avenue, Calumet City, Illinois. Calumet City owns its buildings and the land upon which they are situated.

Madison leases approximately 15,000 square feet of downtown office space at 10
S. Riverside Plaza, Chicago, Illinois. The lease contract expires in November 2003. In addition, Madison leases a 7,000 square foot structure for a branch located at 9190 Golf Road, Niles, Illinois. The branch also has a detached drive-in facility and a parking lot at the same address. The lease contract expires in February 2010.

Wheeling's main office building is a 6,000 square foot structure located at 125 Old McHenry Road, Wheeling, Illinois. The structure has an attached six lane drive-in facility. Wheeling also has a parking lot at the same address. Wheeling owns the building and land upon which it is situated.

Aetna's main office building is a 30,000 square foot two-story structure located at 2401 N. Halsted, Chicago, Illinois, with an attached four lane drive-in facility. Attached to the main bank is a 7,500 square foot two-story building that is currently being leased to tenants on the first floor. Aetna has two branches. One branch is located at 3179 North Clark Street, Chicago, Illinois. This site includes a 42,000 square foot two-story structure and a four lane drive-in facility. This structure has a parking lot located at 3211-15 North Clark Street, Chicago, Illinois. Bancorp Operations Company shares the offices of this branch. Aetna's second branch is a 4,600 square foot facility at 3604 N. Southport, Chicago, Illinois, with three drive-in lanes. Aetna owns all of its buildings and the land upon which they are situated.

Bancorp considers its office and banking facilities adequate to support present and immediately foreseeable future operations. All Banks have automated teller machines.

ITEM 3. LEGAL PROCEEDINGS

At Dec. 31, 1995, Bancorp had student loans that may have lost their guarantees. The potential loss of the guarantees was the result of certain, since terminated, personnel in the student loan area that falsified some records of telephone calls to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of the guarantee.

Bancorp informed the U.S. Department of Education immediately upon discovery of the problem. Management is cooperating fully with the Department's investigation. Management believes that the affected student loans never lost their guarantee and/or the Department of Education should allow Bancorp to cure (i.e., reinstate the guarantee) the affected student loans. It is unclear what actions, if any, the Department of Education will take in this matter. As a result, the ultimate impact, if any, on Bancorp's results of operations cannot presently be predicted, but management does not believe any actions by the Department of Education will materially affect Bancorp's financial position, liquidity or capital resources. Based on all currently available information, management estimates the range of possible loss to be between $0 and $15 million. As a result of the investigation, Bancorp had $6.7 million of student loans on nonaccrual status and allocated $10.5 million of the allowance for loan losses to student loans at Dec. 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Bancorp's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: RFBC. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 1 of the 1995 Annual Report, incorporated herein by reference in response to Item 7 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of March 1, 1996, there were approximately 550 shareholders owning River Forest Bancorp, Inc. common stock which has a par value of $0.05 per share. Shareholders that own stock in nominee (i.e., street) name are excluded from the number of security holders of record.

DIVIDENDS ON COMMON STOCK

Annual cash dividends per common share for the last five years are included on page 1 of the 1995 Annual Report, incorporated herein by reference in response to Item 7 hereof. Dividends have been declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Bancorp's Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Bancorp.

ITEM 6. SELECTED FINANCIAL DATA

Refer to pages 1 and 32 of the 1995 Annual Report, incorporated herein by reference for additional selected financial data. Bancorp's condensed statements of income for the last five years were as follows:

                                                                              December 31
                                               ----------------------------------------------------------------------------
(thousands, except per share data)               1995              1994           1993              1992             1991
                                               ---------        ---------       ---------        ---------        ---------

Interest income                                $ 171,114        $ 114,541       $ 101,325        $ 110,481        $ 106,643
Interest expense                                  72,597           45,748          35,573           41,814           56,923
                                               ---------        ---------       ---------        ---------        ---------
Net interest income                               98,517           68,793          65,752           68,667           50,350
Provision for possible loan losses                 5,779             --             1,176            4,432            1,226
                                               ---------        ---------       ---------        ---------        ---------
Net interest income after provision
    for possible loan losses                      92,738           68,793          64,576           64,235           49,124
Noninterest income, excluding
    securities gains (losses)                     15,146           13,221          12,869            9,698            9,556
Securities gains (losses), net                    (1,035)              14            (330)             (69)            (463)
Noninterest expense                               51,650           45,222          38,626           37,911           30,202
Income tax expense                                19,429           12,790          13,167           12,675            8,479
                                               ---------        ---------       ---------        ---------        ---------
Net income available to common
    shareholders                               $  35,770        $  24,016       $  25,322        $  23,278        $  19,536
                                               =========        =========       =========        =========        =========

Net income per common share                    $    2.35        $    1.57       $    1.66        $    1.53        $    1.29
                                               =========        =========       =========        =========        =========

Cash dividends declared per common share       $    0.36        $    0.30       $    0.27        $    0.24        $    0.17
                                               =========        =========       =========        =========        =========




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the captions "Financial Highlights" on page 1 and "Management's Discussion and Analysis of Financial Statements" on pages 5 - 16 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Bancorp, including the notes thereto, and other information on pages 17 - 32 of the 1995 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Bancorp is incorporated herein by reference to the descriptions under "Elections of Directors and Ownership of Shares" on pages 2 - 3 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 4 - 15 of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors and Ownership of Shares" on pages 1-2 and 3, respectively, of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material in Note 4 on page 24 of the 1995 Annual Report and to the material under the heading "Transactions with Management and Others" on page 15 of the 1996 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(13) The portions of Registrant's 1995 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                      Index

                                                                 Pages
                                                                 -----

Consolidated Statements of Condition                              17
Consolidated Statements of Income                                 18
Consolidated Statements of Shareholders' Equity                   19
Consolidated Statements of Cash Flows                             20
Notes to Consolidated Financial Statements                       21-32
Independent Auditors' Report                                      32

(27) Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Michael J. McClure                 /s/         Vice President & Chief Accounting Officer             March 20, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Joseph C. Glickman                 /s/         Chairman of the Board of Directors                    March 20, 1996

Robert J. Glickman                 /s/         President, Chief Executive Officer & Director         March 20, 1996

Timothy H. Taylor                  /s/         Senior Vice President & Treasurer                     March 20, 1996

Michael J. McClure                 /s/         Vice President & Chief Accounting Officer             March 20, 1996

Karl H. Horn                       /s/         Director                                              March 20, 1996

Michael Levitt                     /s/         Director                                              March 20, 1996

Rodney D. Lubeznik                 /s/         Director                                              March 20, 1996

Michael Tang                       /s/         Director                                              March 20, 1996

William H. Wendt, III              /s/         Director                                              March 20, 1996