Form 10-Q
period 1996-03-31
RIVER FOREST BANCORP INC
filed 1996-05-06
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ------------

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -        THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -        THE SECURITIES EXCHANGE ACT OF 1934

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


As of April 30, 1996, the Registrant had 14,825,242 common shares, $0.05 par value, outstanding.

                           River Forest Bancorp, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 March 31, 1996




 PART I - FINANCIAL INFORMATION.                                                        PAGE
       Item 1.  Financial Statements

                Condensed Consolidated Statements of Condition (unaudited) -
                March 31, 1996, December 31, 1995 and March 31, 1995.                    1

                Condensed Consolidated Statements of Income (unaudited) -
                Three Months Ended March 31, 1996 and 1995.                              2

                Condensed Consolidated Statements of Cash Flows (unaudited) -
                Three Months Ended March 31, 1996 and 1995.                              3

                Notes to Condensed Consolidated Financial Statements (unaudited).        4

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    5

PART II - OTHER INFORMATION.

      Item 6.   Exhibits and Reports on Form 8-K.                                       10

                        PART I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS
                         RIVER FOREST BANCORP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                 (Unaudited)


                                                                      March 31           December 31             March 31
(thousands)                                                             1996                1995                   1995
                                                                     ----------          ----------             ----------
Assets
   Cash and due from banks - noninterest bearing                     $  132,907          $  104,805             $   66,680
   Federal funds sold                                                    20,010               3,170                 19,590
   Interest-bearing deposits with banks                                  25,000              25,000                 25,000
   Securities:
      Available for sale, at market value                               335,213             364,404                502,652
      Held to maturity, at amortized cost                                13,972              14,567                 16,583
                                                                     ----------          ----------             ----------
      Total Securities                                                  349,185             378,971                519,235
   Loans, net of unearned discount                                    1,603,067           1,558,782              1,210,858
      Less: Allowance for possible loan losses                           29,525              25,640                 19,970
                                                                     ----------          ----------             ----------
      Net Loans                                                       1,573,542           1,533,142              1,190,888
   Premises and equipment, net                                           26,726              26,794                 26,957
   Accrued interest receivable and other assets                          39,683              40,907                 35,544
   Goodwill, net of accumulated amortization                             12,654              12,303                 10,972
                                                                     ----------          ----------             ----------
Total Assets                                                         $2,179,707          $2,125,092             $1,894,866
                                                                     ==========          ==========             ==========
Liabilities & Shareholders' Equity
   Deposits:
      Noninterest-bearing                                            $  198,384          $  209,881             $  173,819
      Interest-bearing                                                1,739,305           1,688,659              1,521,602
                                                                     ----------          ----------             ----------
      Total Deposits                                                  1,937,689           1,898,540              1,695,421
   Short-term borrowings                                                  3,746               1,828                  1,629
   Accrued interest payable and other liabilities                        36,334              28,071                 26,706
                                                                     ----------          ----------             ----------
Total Liabilities                                                     1,977,769           1,928,439              1,723,756
Minority Interest                                                         1,156               1,927                  1,812
Shareholders' Equity
   Common stock, Surplus & Retained Earnings                            193,121             188,342                169,234
   Net unrealized gains on available for sale securities                  7,661               6,384                     64
                                                                     ----------          ----------             ----------
Total Shareholders' Equity                                              200,782             194,726                169,298
                                                                     ----------          ----------             ----------
Total Liabilities and Shareholders' Equity                           $2,179,707          $2,125,092             $1,894,866
                                                                     ==========          ==========             ==========


See accompanying notes.

                         RIVER FOREST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                                                               Three Months Ended
                                                                     March 31
                                                             ------------------------
(thousands, except per share data)                            1996             1995
                                                             -------          -------
Interest Income                                              $49,221          $38,031
Interest Expense                                              19,978           17,236
                                                             -------          -------
   Net Interest Income                                        29,243           20,795
Provision for possible loan losses                             4,000               --
                                                             -------          -------
   Net Interest Income after Provision
      for Possible Loan Losses                                25,243           20,795
Noninterest Income:
   Service charges on deposit accounts                         2,395            2,350
   Trust services                                                121              105
   Gain on dispositions of loans                               1,045              313
   Other income                                                  395            1,421
   Trading account gains (losses), net                            --              375
   Securities and other financial
      instruments gains (losses), net                          1,420           (1,415)
                                                             -------          -------
      Total noninterest income                                 5,376            3,149
Noninterest Expense:
   Salaries and employee benefits                              6,807            5,800
   Net occupancy                                               1,001            1,006
   Data processing                                               635              517
   FDIC deposit insurance                                          4              899
   Goodwill amortization                                         663              499
   Other expenses                                              3,765            3,589
                                                             -------          -------
      Total noninterest expense                               12,875           12,310
                                                             -------          -------
Income before income taxes                                    17,744           11,634
Income tax expense                                             6,259            4,069
                                                             -------          -------
Net Income                                                   $11,485          $ 7,565
                                                             =======          =======
Net Income per Common Share                                  $  0.77          $  0.49
                                                             =======          =======
Cash Dividends Declared Per Common Share                     $ 0.100          $ 0.075
                                                             =======          =======
Average Common and Common Equivalent
   Shares Outstanding                                         15,012           15,284
                                                             =======          =======

See accompanying notes.

                         RIVER FOREST BANCORP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31
                                                                             -------------------------------------
(thousands)                                                                      1996                      1995
                                                                             -----------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    11,485                 $   7,565
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                             4,000                       -
    Depreciation and amortization                                                    500                       461
    Accretion of student loan discount                                            (4,096)                   (2,407)
    Amortization of goodwill                                                         663                       499
    Change in deferred income taxes                                                  687                      (468)
    Gain on dispositions of loans                                                 (1,045)                     (313)
    Decrease in trading account securities                                           -                      74,807
    Gain on trading account securities                                               -                        (375)
    (Gain) loss on sales of securities and other financial instruments            (1,907)                    1,415
    Decrease in accrued interest receivable and other assets                       1,521                       905
    Increase in accrued interest payable, other liabilities and
        minority interest                                                          8,835                     4,585
                                                                             -----------                 ---------
          Net cash provided by operating activities                               20,643                    86,674

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                              595                     2,669
Proceeds from maturities of available for sale securities                         40,805                    12,888
Proceeds from sales of available for sale securities                           1,489,157                   462,132
Purchases of available for sale securities                                    (1,498,716)                 (564,036)
Purchases of loans                                                                (1,446)                   (2,098)
Net increase in loans                                                            (38,110)                 (105,718)
Purchases of premises and equipment, net                                            (432)                     (150)
Purchases of minority interest of and additional consideration
    for bank subsidiaries                                                         (1,894)                      -
                                                                             -----------                 ---------
          Net cash used in investing activities                                  (10,041)                 (194,313)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                                           39,149                    (3,077)
Increase (decrease) in short-term borrowings                                       1,918                    (8,536)
Issuance of common shares under the stock option plan                                  9                       -
Retirements of common shares                                                      (5,233)                      -
Cash dividends paid on common shares                                              (1,503)                   (1,143)
                                                                             -----------                 ---------
          Net cash provided by (used in) financing activities                     34,340                   (12,756)
                                                                             -----------                 ---------
Net increase (decrease) in cash and cash equivalents                              44,942                  (120,395)
Cash and cash equivalents at December 31, 1995 and 1994                          107,975                   206,665
                                                                             -----------                 ---------
Cash and cash equivalents at March 31, 1996 and 1995                         $   152,917                 $  86,270
                                                                             ===========                 =========

See accompanying notes.

                           RIVER FOREST BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Statements of Condition, Income and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in River Forest Bancorp, Inc.'s consolidated financial statements for the three years ended December 31, 1995 included in Bancorp's Annual Report and Form 10-K for the year ended December 31, 1995. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

   Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during the respective periods.

   Certain reclassifications have been made in the 1995 financial statements to conform to current accounting classifications.

2. Student Loan Investigation

   As disclosed in previous SEC filings, Bancorp discovered that certain former employees in the student loan servicing area had falsified some records of telephone calls from late 1993 to April 1994 to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of a student loan's government guarantee. Bancorp terminated the employees involved and informed the U.S. Department of Education immediately upon discovery of the problem and the Department commenced an investigation.

   Bancorp believes that the Department's investigation has been expanded to include a review of whether Bancorp's student loan division has engaged in improper practices since 1988, including whether information contained on guarantee claim forms may have been falsified. If there have been improper practices, Bancorp could lose its government guarantees with respect to certain student loans and Bancorp or individual employees could be subject to substantial penalties.

   Bancorp does not condone or permit such improper practices and is cooperating fully with the investigation. Bancorp is actively working to implement procedures designed to minimize the likelihood that such practices can occur in the future.

   At March 31, 1996, Bancorp had $8.9 million of student loans on nonaccrual status that may have lost their guarantees. Based on all currently available information, management is unable to predict the amount or range of Bancorp's ultimate loss.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


OPERATING RESULTS

The major source of earnings for Bancorp is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of Bancorp's net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.


                                                Three Months Ended
                                                     March 31
                                             ------------------------
(thousands)                                    1996            1995
                                             ---------       --------
Net interest income                         $   29,243      $   20,795
Taxable equivalent adjustment                      279             363
                                            ----------      ----------
Taxable equivalent net interest income      $   29,522      $   21,158
                                            ==========      ==========
Average earning assets                      $2,039,586      $1,768,909
                                            ==========      ==========
Net interest margin (annualized)                 5.79%           4.78%
                                            ==========      ==========

During the three months ended March 31, 1996, Bancorp had $4.1 million of interest income from the accretion of acquisition discount related to several groups of previously nonperforming purchased student loan pools compared with $2.4 million in the first quarter of 1995. Excluding the accretion of the acquisition discount, the net interest margin was 4.99% and 4.24% for the quarterly periods ended March 31, 1996 and 1995, respectively.


The following table represents a reconciliation of fully tax equivalent net interest income:

(thousands)
Fully tax equivalent net interest income for the three months
  ended March 31, 1995                                                  $21,158
Change due to average earning assets fluctuations                         3,235
Change due to interest rate fluctuations                                  4,466
Change due to rate/volume fluctuations                                      663
                                                                        -------
Fully tax equivalent net interest income for the three months
  ended March 31, 1996                                                  $29,522
                                                                        =======

For the first quarter of 1996, noninterest income increased $2.2 million to $5.4 million, compared with $3.1 million for the first quarter of 1995. Gains on the dispositions of loans increased $732,000 in 1996. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted. Other income decreased $1.0 million in 1996 primarily due to a $713,000 gain on the sale of a section of a bank parking lot in the first quarter of 1995. In the first quarter of 1996, securities and other financial instruments gains included a gain of $1.3 million from interest rate swaps that did not qualify for hedge accounting treatment. These swap agreements were terminated in the first quarter of 1996.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


In the first quarter of 1996, noninterest expense increased $565,000 to $12.9 million, compared with $12.3 million in 1995. Compensation expense increased $1.0 million to $6.8 million in the first quarter of 1996. This increase was due to the implementation of performance-based compensation plans and increased staffing in Bancorp's lending operations. FDIC deposit insurance decreased $895,000 to $4,000 due to the elimination of premiums for Bancorp's banks. The banks are currently required to pay only administrative fees for their FDIC insurance. Goodwill amortization increased $164,000 to $663,000 primarily due to additional goodwill that was recorded in the second quarter of 1995 for the acquisition of Belmont National Bank.

The effective tax rate for the first three months of 1996 was 35.3% versus 35.0% in 1994. The slight increase in the effective tax rate was mainly due to the additional goodwill amortization in 1996.


FINANCIAL CONDITION

Interest-Earning Assets

The following table details the composition of Bancorp's earning assets.


                                      March 31  December 31  March 31
                                        1996       1995        1995
                                      --------  -----------  --------
Loans:
 Commercial real estate                    31%          31%       24%
 Student                                   20           19        21
 Residential mortgage                      16           16        13
 Home equity                                9            9         4
 Commercial                                 3            4         4
 Consumer                                   1            2         2
                                          ----         ----      ----
Total Loans                                80           80        68
Securities                                 18           19        29
Federal funds sold and time deposits        2            1         3
                                          ----         ----      ----
Total                                     100%         100%      100%
                                          ====         ====      ====

Total loans at March 31, 1996 were $1.60 billion, an increase of $44.3 million, or 2.8%, from year-end 1995. From time to time, Bancorp has purchased nonperforming student loans. Bancorp attempts to convert these loans to performing status and have their guarantees reinstated. The excess of the amount of performing loans converted over the cost of the loans is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $28.8 million at March 31, 1996.

At March 31, 1996, total securities were $349.2 million, down 7.9% from $379.0 million at December 31, 1995. This decrease was due to the maturity of $36.0 million of U.S. Treasury notes on March 31, 1996. These funds were not reinvested on that day due to it being a Sunday. At March 31, 1996, there was $45.3 million of investments in equity securities of publicly-traded bank holding companies included in the available for sale securities classification. Bancorp had minority investments in 32 companies with unrealized holding gains of $11.4 million. A gain of $405,000 was recognized on sales of these securities during the first three months of 1996.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


Allowance for Possible Loan Losses

A reconciliation of the activity in Bancorp's allowance for possible loan losses is as follows:


                                                      Three Months Ended
                                                           March 31
                                                   -------------------------
(thousands)                                           1996           1995
                                                   ----------      ---------
Balance at January 1                                 $   25,640    $   20,157
Provision for possible loan losses                        4,000             -
Charge-offs                                                (931)         (266)
Recoveries                                                  816            79
                                                     ----------    ----------
Balance at March 31                                  $   29,525    $   19,970
                                                     ==========    ==========
Loans at March 31                                    $1,603,067    $1,210,858
                                                     ==========    ==========
Allowance as a percentage of loans                        1.84%         1.65%
                                                     ==========    ==========
Annualized net charge-offs as a percentage of :
 Total loans                                              0.03%         0.06%
                                                     ==========    ==========
 Annualized provision for possible loan losses            2.88%           N/A
                                                     ==========    ==========

The $4.0 million provision for loan losses during the first quarter was deemed prudent by management. The provision generally reflects higher levels of credit risk in the loan portfolio, primarily due to increasing loan volumes and emerging weakness in the home equity loan sector, combined with aggressive marketing initiatives to develop business in the commercial real estate sector, as well as consideration given to the loss potential resulting from the student loan investigation described in Note 2 in the Notes to the Condensed Consolidated Financial Statements.

Nonperforming Assets

The table on the following page presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are student loans that Bancorp has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $12.4, $13.9 and $14.8 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



(thousands)                         March 31   December 31  March 31
                                      1996        1995        1995
                                    --------   -----------  --------
Nonperforming loans:
 Residential mortgage                 $ 8,248      $ 4,901    $ 1,723
 Commercial real estate                 8,566        1,973      3,659
 Commercial                               149          381         92
 Home equity                            1,539        1,119      1,043
 Student                                8,894        6,837        125
 Consumer                                 736          663      1,376
                                      -------      -------    -------
Total nonperforming loans              28,132       15,874      8,018
Other real estate owned                 1,887        1,589        901
                                      -------      -------    -------
Total nonperforming assets            $30,019      $17,463    $ 8,919
                                      =======      =======    =======
Nonaccrual loans included in
non-performing loans above            $10,199      $ 8,536    $ 3,330
                                      =======      =======    =======
Nonperforming loans/Total loans          1.75%        1.02%      0.66%
Nonperforming assets/Total assets        1.38%        0.82%      0.47%
Allowance for loan losses/
 nonperforming loans                   104.95%      161.52%    249.06%

Student Loan Investigation

Refer to note 2 of the notes to condensed consolidated financial statements on page 4 for further information.

Deposits

The following table details the composition of deposit products by type.


                         March 31  December 31  March 31
                           1996       1995        1995
                         --------  -----------  --------
Demand                        10%          11%       10%
NOW                            5            5         6
Money Market                  48           48        52
Savings                       11           12        14
Certificates of Deposit       26           24        18
                             ---          ---       ---
Total                        100%         100%      100%
                             ===          ===       ===

The increase in the percentage of certificates of deposit to total deposits at March 31, 1996 was due to an increase in retail certificates of deposit obtained from brokers. At March 31, 1996, Bancorp had $219.8 million of retail certificates of deposit. Management intends to obtain additional retail certificates of deposit and pursue other outside funding sources to support loan growth.

                      ITEM 2. - RIVER FOREST BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


Capital

Bancorp's consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 8.49% at March 31, 1996, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 12.61% and 13.86%, respectively, exceeding the well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first quarter of 1996, Bancorp repurchased 202,000 shares of common stock, or 1.3% of shares outstanding at December 31, 1995, under the previously announced 1,000,000 share repurchase program that was approved by the Board of Directors. As of March 31, 1996, a total of 417,500 shares had been purchased under the program.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $20.6 million for the first three months of 1996, compared with $86.7 million for the same period in 1995. The change was primarily attributable to fluctuations in the level of trading account securities.

Net cash used in investing activities totaled $10.0 million for the first three months of 1996, compared with $194.3 million in 1995. The decrease was due to a net cash inflow of $31.8 million from securities activities for the first three months of 1996 compared with a net outflow of $86.3 million for the same period in 1995 and a lower level of loan originations net of repayments in 1996.

Net cash provided by financing activities totaled $34.3 million for the first three months of 1996, compared with cash used in financing activities of $12.8 million in 1995. The increase is primarily attributable to the acquisition of retail certificates of deposit. During the first three months of 1996, Bancorp repurchased 202,000 common shares.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 11 - Computation of Net Income per Common Share is on page 11.

        (b) Reports on Form 8-K.

            None.







                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    RIVER FOREST BANCORP, INC.
                                           (Registrant)



     May 6, 1996                        By: /s/ Michael J. McClure
                                            --------------------------------
                                            Michael J. McClure
                                            Vice President and Chief
                                            Accounting Officer

                                                (Principal Accounting
                                                Officer and duly authorized
                                                Officer of Registrant)