Form 10-Q
period 1996-06-30
RIVER FOREST BANCORP INC
filed 1996-08-13
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-6136



                             CORUS BANKSHARES, INC.
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

                             Yes  __X__         No ____


As of July 31, 1996, the Registrant had 14,825,242 common shares, $0.05 par value, outstanding.

                             Corus Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 June 30, 1996


 PART I - FINANCIAL INFORMATION.                                              PAGE
          Item 1.  Financial Statements

             Condensed Consolidated Statements of Condition (unaudited) -
             June 30, 1996, December 31, 1995 and June 30, 1995.                 1

             Condensed Consolidated Statements of Income (unaudited) -
             Three and Six Months Ended June 30, 1996 and 1995.                  2

             Condensed Consolidated Statements of Cash Flows (unaudited) -
             Six Months Ended June 30, 1996 and 1995.                            3

             Notes to Condensed Consolidated Financial Statements (unaudited)    4

          Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 5



PART II - OTHER INFORMATION.

          Item 4. Submission of Matters to a Vote of Security Holders.           10

          Item 6. Exhibits and Reports on Form 8-K.                              10

                         PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                            CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                 (Unaudited)


(thousands)                                            June 30       December 31       June 30
Assets                                                  1996            1995             1995
                                                      ----------    ------------      ----------
    Cash and due from banks - noninterest bearing     $  100,249    $    104,805      $   73,088
    Federal funds sold                                     2,470           3,170           1,170
    Interest-bearing deposits with banks                      --          25,000          25,000
    Securities:
         Available for sale, at market value             417,855         364,404         476,656
         Held to maturity, at amortized cost              13,828          14,567          16,302
                                                      ----------    ------------      ----------
         Total Securities                                431,683         378,971         492,958
    Loans, net of unearned discount                    1,624,158       1,558,782       1,330,141
         Less: Allowance for possible loan losses         32,035          25,640          21,513
                                                      ----------    ------------      ----------
         Net Loans                                     1,592,123       1,533,142       1,308,628
    Premises and equipment, net                           26,926          26,794          26,890
    Accrued interest receivable and other assets          41,285          40,907          36,577
    Goodwill, net of accumulated amortization             13,690          12,303          13,478
                                                      ----------    ------------      ----------
Total Assets                                          $2,208,426    $  2,125,092      $1,977,789
                                                      ==========    ============      ==========
Liabilities & Shareholders' Equity
    Deposits:
         Noninterest-bearing                          $  209,264    $    209,881      $  179,793
         Interest-bearing                              1,691,124       1,688,659       1,549,421
                                                      ----------    ------------      ----------
         Total Deposits                                1,900,388       1,898,540       1,729,214
    Short-term borrowings                                 22,091           1,828          37,835
    Federal Home Loan Bank advances                       40,000              --              --
    Accrued interest payable and other liabilities        36,851          28,071          28,960
                                                      ----------    ------------      ----------
Total Liabilities                                      1,999,330       1,928,439       1,796,009
Minority Interest                                             --           1,927           1,998
Shareholders' Equity
    Common stock, Surplus & Retained Earnings            201,912         188,342         176,299
    Net unrealized gains on available for sale
     securities                                            7,184           6,384           3,483
                                                      ----------    ------------      ----------
Total Shareholders' Equity                               209,096         194,726         179,782
                                                      ----------    ------------      ----------
Total Liabilities and Shareholders' Equity            $2,208,426    $  2,125,092      $1,977,789
                                                      ==========    ============      ==========

See accompanying notes.

                            CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                          Three Months Ended              Six Months Ended
                                                              June 30                         June 30
                                                       ------------------------        ----------------------
(thousands, except per share data)                       1996            1995             1996          1995
                                                       --------        --------        ---------      -------
Interest Income                                        $48,074          $43,701         $97,295       $81,732
Interest Expense                                        19,917           20,365          39,895        37,601
                                                       -------         --------        --------      -------
     Net Interest Income                                28,157           23,336          57,400       44,131
Provision for Possible Loan Losses                       4,000            1,479           8,000        1,479
                                                       -------         --------        --------      -------
     Net Interest Income after Provision
              for Possible Loan Losses                  24,157           21,857          49,400       42,652
Noninterest Income:
     Service charges on deposit accounts                 2,508            2,448           4,903        4,798
     Trust services                                         93              109             214          213
     Gain on dispositions of loans                       1,704              797           2,749        1,110
     Other income                                          335              804             730        2,225
     Trading account gains (losses), net                     -              (78)              -          297
     Securities and other financial
              instruments gains (losses), net              199              326           1,619       (1,088)
                                                       -------         --------        --------      -------
              Total noninterest income                   4,839            4,406          10,215        7,555
Noninterest Expense:
     Salaries and employee benefits                      6,707            6,008          13,514       11,808
     Net occupancy                                         964              964           1,965        1,970
     Data processing                                       571              547           1,206        1,064
     FDIC deposit insurance                                  3              898               7        1,797
     Goodwill amortization                                 698              571           1,361        1,070
     Other expenses                                      3,600            3,917           7,365        7,506
                                                       -------         --------        --------      -------
              Total noninterest expense                 12,543           12,905          25,418       25,215
                                                       -------         --------        --------      -------
Income before income taxes                              16,453           13,358          34,197       24,992
Income tax expense                                       5,811            4,760          12,070        8,829
                                                       -------         --------        --------      -------
Net Income                                             $10,642          $ 8,598         $22,127      $16,163
                                                       =======         ========        ========      =======
Net Income per Common Share                            $  0.71          $  0.56         $  1.47      $  1.06
                                                       =======         ========        ========      =======

Cash Dividends Declared Per Common Share               $ 0.125          $ 0.088         $ 0.225      $ 0.145
                                                       =======         ========        ========      =======

Weighted Average Common and Common
     Equivalent Shares Outstanding                      14,992           15,296          15,002       15,292
                                                       =======         ========        ========      =======

See accompanying notes.

'                      CORUS BANKSHARES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                             Six Months Ended
                                                                                   June 30
                                                                          --------------------------
(thousands)                                                                 1996              1995
                                                                          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $    22,127         $  16,163
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                       8,000             1,479
    Depreciation and amortization                                            1,064               926
    Accretion of investment and loan discounts                              (9,140)           (5,319)
    Amortization of goodwill                                                 1,361             1,070
    Gain on dispositions of loans                                           (2,749)           (1,110)
    Decrease in trading account securities                                       -            74,729
    Gain on trading account securities                                           -              (297)
    (Gain) loss on sales of securities and other financial instruments      (1,619)            1,088
    Decrease in accrued interest receivable and other assets                  (378)             (372)
    Increase in accrued interest payable, other liabilities and
        minority interest                                                    8,760             1,799
                                                                       -----------         ---------
          Net cash provided by operating activities                         27,426            90,156

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                        739             2,952
Proceeds from maturities of available for sale securities                   94,805            13,041
Proceeds from sales of available for sale securities                     1,491,040           797,070
Purchases of available for sale securities                              (1,636,432)         (867,610)
Maturities of interest-bearing deposits with banks                          25,000                 -
Purchases of loans                                                          (2,191)           (3,481)
Net increase in loans                                                      (54,246)         (219,845)
Purchases of premises and equipment, net                                    (1,196)             (548)
Purchases of minority interest of and additional consideration
    for bank subsidiaries                                                   (4,103)              (42)
                                                                       -----------         ---------
          Net cash used in investing activities                            (86,584)         (278,463)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in deposit accounts                                                 1,848            30,716
Increase in short-term borrowings                                           20,263            27,670
Proceeds from Federal Home Loan Bank advances                               40,000                 -
Issuance of common shares under the stock option plan                            9                 -
Retirements of common shares                                                (5,233)             (200)
Cash dividends paid on common shares                                        (2,985)           (2,286)
                                                                       -----------         ---------
          Net cash provided by financing activities                         53,902            55,900
                                                                       -----------         ---------

Net increase (decrease) in cash and cash equivalents                        (5,256)         (132,407)
Cash and cash equivalents at December 31, 1995 and 1994                    107,975           206,665
                                                                       -----------         ---------

Cash and cash equivalents at June 30, 1996 and 1995                    $   102,719         $  74,258
                                                                       ===========         =========



See accompanying notes.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Statements of Condition, Income and Cash
   Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s (formerly known as River Forest Bancorp, Inc.) consolidated financial statements for the three years ended December 31, 1995 included in Bankshares' Annual Report and Form 10-K for the year ended December 31, 1995. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

   Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during the respective periods.

   Certain reclassifications have been made in the 1995 financial statements to conform to current accounting classifications.

2. Goodwill

   In the second quarter of 1996, an additional $754,000 of goodwill was recorded for the 1993 acquisition of Belmont National Bank. The additional goodwill was the result of the settlement of contingencies related to the purchase. The original purchase price was contingent upon the performance of certain specified loans and assets during the post-acquisition period. The additional goodwill is being amortized over the remaining term of the original goodwill period of 15 years.

   In addition, goodwill was recorded during the first and second quarter of 1996 of $922,000 and $968,000, respectively, related to the purchase of the minority interest ownership interests in two of the subsidiary banks. At June 30, 1996, there was no minority ownership interest in any of the subsidiary banks.

3. Student Loan Investigation

   As disclosed in previous SEC filings, Bankshares discovered that certain former employees in the student loan servicing area had falsified some records of telephone calls from late 1993 to April 1994 to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of a student loan's government guarantee. Bankshares terminated the employees involved and informed the U.S. Department of Education immediately upon discovery of the problem and the Department commenced an investigation.

   Bankshares believes that the Department's investigation has been expanded to include a review of whether Bankshares' student loan division has engaged in improper practices since 1988, including whether information contained on guarantee claim forms may have been falsified. If there have been improper practices, Bankshares could lose its government guarantees with respect to certain student loans and Bankshares or individual employees could be subject to substantial penalties.

   Bankshares does not condone or permit such improper practices and is cooperating fully with the investigation. Bankshares is actively working to implement procedures designed to minimize the likelihood that such practices can occur in the future.


   At June 30, 1996, Bankshares had $8.9 million of student loans on nonaccrual status that may have lost their guarantees. Management is unable to predict the amount or range of Bankshares' ultimate loss.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


OPERATING RESULTS

The major source of earnings for Bankshares is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of Bankshares' net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.




                                      Three Months Ended                  Six Months Ended
                                           June 30                            June 30
                                    ------------------------      -------------------------------
(thousands)                           1996          1995            1996                  1995
                                    ----------    ----------      -----------        ------------
Net interest income                 $   28,517    $   23,336        $   57,400         $   44,131
Taxable equivalent adjustment              273           361               552                724
                                    ----------    ----------      ------------         ----------
Taxable equivalent net
interest income                     $   28,430    $   23,697        $   57,952         $   44,855
                                   ===========    ==========       ===========         ==========
Average earning assets              $2,073,991    $1,808,419        $2,070,965         $1,788,689
                                   ===========    ==========       ===========         ==========
Net interest margin (annualized)         5.48%         5.24%             5.60%              5.02%
                                   ===========     ==========      ===========         ==========

During the three months ended June 30, 1996, Bankshares had $3.7 million of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools compared with $2.9 million in the second quarter of 1995. Excluding the accretion of the acquisition discount, the net interest margin was 4.77% and 4.60% for the quarterly periods ended June 30, 1996 and 1995, respectively.

For the first six months of 1996, Bankshares had $7.8 million of interest income from the accretion of acquisition discount related to several groups of purchased student loan pools compared with $5.3 million in the same period in 1995. Excluding the accretion of the acquisition discount, the net interest margin was 4.84% and 4.42% for the first six months of 1996 and 1995, respectively.

The following table represents a reconciliation of fully tax equivalent net interest income:


(thousands)
Fully tax equivalent net interest income for the six months ended June 30, 1995              $44,855
Change due to average earning assets fluctuations                                              7,085
Change due to interest rate fluctuations                                                       5,187
Change due to rate/volume fluctuations                                                           825
                                                                                             -------
Fully tax equivalent net interest income for the six months ended June 30, 1996              $57,952
                                                                                             =======


For the second quarter of 1996, noninterest income increased $433,000 to $4.8 million, compared with $4.4 million for the second quarter of 1995. Gains on the dispositions of loans increased $907,000 in 1996. These gains are the result of payments made by guarantee agencies for student loan borrowers that
defaulted.   Other income decreased $469,000 in 1996 primarily due to gains on sales of other real estate owned properties in 1995.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


For the first six months of 1996, noninterest income increased $2.7 million to $10.2 million, compared with $7.5 million in 1995. Gains on the dispositions of loans increased $1.6 million. Other income decreased $1.5 million primarily due to a $713,000 gain on the sale of a section of a bank parking lot in the first quarter of 1995 and gains on sales of other real estate owned properties. In 1996, securities and other financial instruments gains included a gain of $1.3 million from interest rate swaps that did not qualify for hedge accounting treatment. These swap agreements were terminated in the first quarter of 1996.

In the second quarter of 1996, noninterest expense decreased $362,000 to $12.5 million, compared with $12.9 million in 1995. Compensation expense increased $699,000 to $6.7 million due to the implementation of performance-based compensation plans and increased staffing in Bankshares' lending operations. FDIC deposit insurance decreased $895,000 to $3,000 due to the elimination of premiums for Bankshares' banks. The banks are currently required to pay only administrative fees for their FDIC insurance. Goodwill amortization increased $127,000 to $698,000 primarily due to additional goodwill that was recorded in the second quarter of 1995 for the acquisition of Belmont National Bank and in the first quarter of 1996 for the purchase of a portion of the minority interest in one of Bankshares' subsidiary banks. Other expenses decreased $317,000 primarily due to reduced advertising expenses and a reduction in the minority interest of Bankshares' subsidiary banks.

In the first half of 1996, noninterest expense increased $203,000 to $25.4 million, compared with $25.2 million in 1995. Compensation expense increased $1.7 million due to the performance-based compensation plans and increased staffing in lending operations. FDIC deposit insurance decreased $1.8 million due to the elimination of premiums.

The effective tax rate for the second quarter of 1996 was 35.3% versus 35.6% in 1995. For the six months ended June 30, 1996 and 1995, the effective tax rate was 35.3%.


FINANCIAL CONDITION

Interest-Earning Assets

The following table details the composition of Bankshares' earning assets.



                                      June 30  December 31  June 30
                                       1996       1995       1995
                                      -------  -----------  -------
Loans:
Commercial real estate                     30%     30%         24%
Student                                    19      19          20
Residential mortgage                       16      16          15
Home equity                                 9       9           6
Commercial                                  3       4           5
Consumer                                    2       2           2
                                         ----    ----        ----
Total Loans                                79      80          72
Securities                                 21      19          27
Federal funds sold and time deposits        -       1           1
                                         ----    ----       -----
Total                                     100%    100%        100%
                                         ====    ====        ====

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


Total loans at June 30, 1996 were $1.62 billion, an increase of $65.4 million, or 4.2%, from year-end 1995. From time to time, Bankshares has purchased nonperforming student loans. Bankshares attempts to convert these loans to performing status and have their guarantees reinstated. The excess of the amount of performing loans converted over the cost of the loans is accreted into income over the estimated lives of the loans using the level-yield method. The total discount remaining to be accreted into income in future periods totaled $26.2 million at June 30, 1996.

At June 30, 1996, total securities were $431.7 million, an increase of $52.7 million, or 7.9%, from $379.0 million at December 31, 1995. This increase was partially due to the maturity of $25.0 million of interest-bearing deposits with banks in the second quarter of 1996. At June 30, 1996, Bankshares held $46.6 million of investments in equity securities of publicly-traded bank holding companies included in the available for sale securities classification. These securities represented minority investments in 30 companies with unrealized gains of $11.0 million. Gains of $195,000 and $405,000 were recognized on sales of these securities during the second quarter and first six months of 1996, respectively.

Allowance for Possible Loan Losses

A reconciliation of the activity in Bankshares' allowance for possible loan losses is as follows:



                                        Three Months Ended            Six Months Ended
                                              June 30                      June 30
                                        ----------------------      ------------------------
(thousands)                                1996         1995            1996         1995
                                        ----------   ----------      ---------   -----------
Balance at beginning of period         $   29,525    $   19,970     $   25,640    $   20,157
Provision for possible loan losses          4,000         1,479          8,000         1,479
Charge-offs                                (1,558)         (124)        (2,489)         (390)
Recoveries                                     68           188            884           267
                                       ----------    ----------     ----------    ----------
Balance at June 30                     $   32,035    $   21,513     $   32,035    $   21,513
                                       ==========    ==========     ==========    ==========
Total loans at June 30                 $1,624,158    $1,330,141     $1,624,158    $1,330,141
                                       ==========    ==========     ==========    ==========
Allowance as a percentage of loans          1.97%         1.62%          1.97%         1.62%
Annualized net charge-offs/           ===========    ==========     ==========    ==========
(recoveries) as a percentage of:
Total loans                                 0.37%        (0.02%)         0.20%         0.02%
Annualized provision for              ===========    ==========     ==========    ==========
possible loan losses                       37.25%        (4.33%)        20.06%         8.32%
                                      ===========    ==========     ===========   ==========


The $4.0 and $8.0 million provisions for possible loan losses for the second quarter and first six months of 1996, respectively, reflect higher levels of credit risk in the loan portfolio. The higher levels of risk are primarily due to: (1) increased delinquencies in the home equity loan portfolio; (2) greater risk in the commercial real estate loan portfolio; and, (3) consideration given to the potential losses that could result from the student loan investigation described in Note 3 in the Notes to the Condensed Consolidated Financial Statements.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are student loans that Bankshares has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $11.7, $13.9 and $10.8 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.



(thousands)                          June 30    December 31      June 30
                                       1996         1995          1995
                                    ---------- -------------  -----------
Nonperforming loans:
Residential mortgage                $   14,648    $   7,828     $   2,900
Commercial real estate                   6,213        1,973         4,188
Commercial                                  42          381            86
Home equity                              2,033        1,119           894
Student                                  9,216        6,837         6,632
Consumer                                   683          663         1,049
                                    ----------    ---------     ---------
Total nonperforming loans               32,835       18,801        15,749
Other real estate owned                  1,382        1,589         1,021
                                    ----------    ---------     ---------
Total nonperforming assets          $   34,217    $  20,390     $  16,770
                                    ==========    =========     =========
Nonaccrual loans included in
nonperforming loans above           $   10,241    $   8,536     $  $9,106
                                    ==========    =========     =========
Nonperforming loans/Total loans          2.02%        1.21%         1.18%
Nonperforming assets/Total assets        1.55%        0.96%         0.85%
Allowance for loan losses/
nonperforming loans                     97.56%      125.75%       136.60%

Nonperforming residential mortgage loans are adequately secured by first mortgages on owner-occupied, residential property. Therefore, minimal losses are anticipated for any of the nonperforming residential mortgage loans.

Student Loan Investigation

Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


Liabilities

The following table details the composition of deposit products by type.


                         June 30  December 31  June 30
                          1996       1995       1995
                         -------  -----------  -------
Demand                        11%          11%      10%
NOW                            5            5        6
Money Market                  48           48       52
Savings                       11           12       14
Certificates of Deposit       25           24       18
                         -------  -----------  -------
Total                        100%         100%     100%
                         =======  ===========  =======

The increase in the percentage of certificates of deposit to total deposits at June 30, 1996 was due to an increase in retail certificates of deposit obtained from brokers. In the second quarter of 1996, Bankshares borrowed $40.0 million of Federal Home Loan Bank advances. The advances have a term of 5 years and an interest rate of 3-month LIBOR that reprices quarterly. At June 30, 1996, Bankshares had $219.8 million of retail certificates of deposit. Management intends to utilize outside funding sources, as necessary, to support loan growth.

Capital

Bankshares' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 8.63% at June 30, 1996, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 12.51% and 13.78%, respectively, exceeding the well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first quarter of 1996, Bankshares repurchased 202,000 shares of common stock, or 1.3% of shares outstanding at December 31, 1995, under the previously announced 1,000,000 share repurchase program that was approved by the Board of Directors. There were no repurchases in the second quarter of 1996. As of June 30, 1996, a total of 417,500 shares had been repurchased under the program.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $27.4 million for the first six months of 1996, compared with $90.2 million for the same period in 1995. The change was primarily attributable to fluctuations in the level of trading account securities.

Net cash used in investing activities totaled $86.6 million for the first six months of 1996, compared with $278.5 million in 1995. The decrease was primarily due to a lower level of loan originations net of repayments in 1996.

Net cash provided by financing activities totaled $53.9 million for the first six months of 1996, compared with $55.9 million in 1995. In the second quarter of 1996, Bankshares received proceeds of $40.0 million from Federal Home Loan Bank advances. During the first six months of 1996, Bankshares repurchased 202,000 common shares.

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meeting of Shareholders was held on May 22, 1996.

        (c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

        (1) The election of seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:


                  Director         Votes For   Votes Withheld
            ---------------------  ----------  --------------
            Joseph C. Glickman     13,572,736      16,874
            Robert J. Glickman     13,572,916      16,694
            Karl H. Horn           13,548,423      41,187
            Michael Levitt         13,556,510      33,100
            Rodney D. Lubeznik     13,551,523      38,087
            Michael Tang           13,553,023      36,587
            William H. Wendt, III  13,513,916      75,694

        (2) The ratification of the appointment of KPMG Peat Marwick LLP as Bankshares' independent accountants for the 1996 fiscal year:


            Votes For         Votes Against        Abstentions
            ----------        -------------        -----------
            13,566,136           10,530              12,944

        (3) The ratification of the amendment of Bankshares' articles of incorporation to change the name of the company to Corus Bankshares.


            Votes For        Votes Against        Abstentions
            ---------        -------------        -----------
            9,106,291           51,098              23,124


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 11 - Computation of Net Income per Common Share is on page 12.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CORUS BANKSHARES, INC.
                                  (Registrant)



     August 12, 1996         By: /s/ Michael J. McClure
                                ----------------------------
                                 Michael J. McClure
                                 Vice President and Chief
                                 Accounting Officer

                                 (Principal Accounting
                                 Officer and duly authorized
                                 Officer of Registrant)