Form 10-Q
period 1996-09-30
CORUS BANKSHARES INC
filed 1996-11-13
CIK 51939

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

            _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (773) 549-7100
                        (Registrant's telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                  ---          ---


As of October 31, 1996, the Registrant had 14,825,242 common shares, $0.05 par value, outstanding.

                             CORUS Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 1996



PART I - FINANCIAL INFORMATION.                                                PAGE
     Item 1.  Financial Statements

              Condensed Consolidated Statements of Condition (unaudited) -
              September 30, 1996, December 31, 1995 and September 30, 1995.      1

              Condensed Consolidated Statements of Income (unaudited) -
              Three and Nine Months Ended September 30, 1996 and 1995.           2

              Condensed Consolidated Statements of Cash Flows (unaudited) -
              Nine Months Ended September 30, 1996 and 1995.                     3

              Notes to Condensed Consolidated Financial Statements (unaudited).  4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              6


PART II - OTHER INFORMATION.

     Item 6.  Exhibits and Reports on Form 8-K.                                 12


                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                             September 30       December 31          September 30
(thousands)                                                      1996               1995                 1995
                                                             -----------         ----------          ------------
Assets
   Cash and due from banks - noninterest bearing             $   61,798          $  104,805            $   91,625
   Federal funds sold                                            17,000               3,170                18,165
   Interest-bearing deposits with banks                               -              25,000                25,000
   Securities:
     Available for sale, at fair value                          408,158             364,404               367,572
     Held to maturity, at amortized cost                         12,948              14,567                16,024
                                                             ----------          ----------            ----------
     Total Securities                                           421,106             378,971               383,596

   Loans, net of unearned discount                            1,606,759           1,558,782             1,435,766
     Less: Allowance for possible loan losses                    35,195              25,640                22,816
                                                             ----------          ----------            ----------
     Net Loans                                                1,571,564           1,533,142             1,412,950
   Premises and equipment, net                                   27,743              26,794                26,969
   Accrued interest receivable and other assets                  42,357              40,907                38,351
   Goodwill, net of accumulated amortization                     12,952              12,303                12,897
                                                             ----------          ----------            ----------
Total Assets                                                 $2,154,520          $2,125,092            $2,009,553
                                                             ==========          ==========            ==========
Liabilities & Shareholders' Equity
   Deposits:
     Noninterest-bearing                                     $  188,751          $  209,881            $  214,185
     Interest-bearing                                         1,656,549           1,688,659             1,567,993
                                                             ----------          ----------            ----------
     Total Deposits                                           1,845,300           1,898,540             1,782,178
   Short-term borrowings                                         10,085               1,828                 6,617
   Federal Home Loan Bank advances                               40,000                   -                     -
   Accrued interest payable and other liabilities                38,213              28,071                31,728
                                                             ----------          ----------            ----------
Total Liabilities                                             1,933,598           1,928,439             1,820,523
Minority Interest                                                     -               1,927                 2,197
Shareholders' Equity
   Common stock, Surplus & Retained Earnings                    211,059             188,342               181,037
   Net unrealized gains on available for sale securities          9,863               6,384                 5,796
                                                             ----------          ----------            ----------
Total Shareholders' Equity                                      220,922             194,726               186,833
                                                             ----------          ----------            ----------
Total Liabilities and Shareholders' Equity                   $2,154,520          $2,125,092            $2,009,553
                                                             ==========          ==========            ==========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                  Three Months Ended        Nine Months Ended
                                                    September 30              September 30
                                                  -------------------     --------------------
(thousands, except per share data)                  1996        1995         1996       1995
                                                  --------    -------     -------      -------
Interest Income                                    $47,568    $44,218    $144,863      $123,533
Interest Expense                                    20,211     18,252      60,106        53,419
                                                   -------    -------    --------      --------
     Net Interest Income                            27,357     25,966      84,757        70,114
Provision for Possible Loan Losses                   4,000      1,500      12,000         2,979
                                                   -------    -------    --------      --------
     Net Interest Income after Provision
         for Possible Loan Losses                   23,357     24,466      72,757        67,135

Noninterest Income:
     Service charges on deposit accounts             2,330      2,328       7,233         7,126
     Trust services                                    112        110         326           323
     Gain on dispositions of loans                   2,388        321       5,137         1,432
     Other income                                      179        545         909         2,752
     Trading account gains, net                          -          -           -           297
     Securities and other financial
         instruments gains (losses), net             1,244        325       2,863          (763)
                                                   -------    -------    --------      --------
         Total noninterest income                    6,253      3,629      16,468        11,167

Noninterest Expense:
     Salaries and employee benefits                  6,200      6,885      19,714        18,693
     Net occupancy                                   1,044      1,015       3,009         2,985
     Data processing                                   707        538       1,913         1,602
     FDIC deposit insurance                              2       (111)          9         1,686
     Goodwill amortization                             767        593       2,128         1,663
     Other expenses                                  3,802      4,213      11,167        11,719
                                                   -------    -------    --------      --------
         Total noninterest expense                  12,522     13,133      37,940        38,348
                                                   -------    -------    --------      --------
Income before income taxes                          17,088     14,962      51,285        39,954
Income tax expense                                   6,086      5,386      18,156        14,215
                                                   -------    -------    --------      --------
Net Income                                         $11,002    $ 9,576    $ 33,129      $ 25,739
                                                   =======    =======    ========      ========
Net Income per Common Share                        $  0.73    $  0.63    $   2.21      $   1.67
                                                   =======    =======    ========      ========
Cash Dividends Declared Per Common Share           $ 0.125    $ 0.100    $  0.350      $  0.263
                                                   =======    =======    ========      ========
Weighted Average Common and Common
  Equivalent Shares Outstanding                     14,989     15,311      14,994        15,374
                                                   =======    =======    ========      ========

See accompanying notes.

                                      CORUS BANKSHARES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                  ---------------------------
(thousands)                                                                          1996            1995
                                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $    33,129     $    25,739
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                                 12,000           2,979
    Depreciation and amortization                                                       1,622           1,411
    Accretion of investment and loan discounts                                        (14,673)         (8,857)
    Goodwill amortization                                                               2,128           1,663
    Gain on dispositions of loans                                                      (5,137)         (1,432)
    Decrease in trading account securities                                               -             74,432
    Trading account gains, net                                                           -               (297)
    Securities and other financial instruments (gains)/losses, net                     (2,863)            763
    (Increase) decrease in accrued interest receivable and other assets                (1,450)          1,919
    Increase in accrued interest payable, other liabilities and
        minority interest, net                                                          8,680             302
                                                                                  -----------     -----------
          Net cash provided by operating activities                                    33,436          98,622

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                                 1,619           3,633
Proceeds from maturities of available for sale securities                             138,855          17,356
Proceeds from sales of available for sale securities                                3,376,954         911,712
Purchases of available for sale securities                                         (3,548,837)       (874,053)
Maturities of interest-bearing deposits with banks                                     25,000            -
Purchases of loans                                                                     (3,329)         (3,890)
Net increase in loans                                                                 (31,126)       (322,071)
Purchases of premises and equipment, net                                               (2,571)         (1,112)
Purchases of minority interest of and additional consideration
    for bank subsidiaries                                                              (4,132)            (54)
                                                                                  -----------     -----------
          Net cash used in investing activities                                       (47,567)       (268,479)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                                               (53,240)         83,680
Increase (decrease) in short-term borrowings                                            8,257          (3,548)
Proceeds from Federal Home Loan Bank advances                                          40,000            -
Proceeds from exercise of stock options                                                     9            -
Retirements of common shares                                                           (5,233)         (3,530)
Cash dividends paid on common shares                                                   (4,839)         (3,620)
                                                                                  -----------     -----------
          Net cash provided by (used in) financing activities                         (15,046)         72,982
                                                                                  -----------     -----------

Net decrease in cash and cash equivalents                                             (29,177)        (96,875)
Cash and cash equivalents at December 31, 1995 and 1994                               107,975         206,665
                                                                                  -----------     -----------

Cash and cash equivalents at September 30, 1996 and 1995                          $    78,798     $   109,790
                                                                                  ===========     ===========

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

     In addition, goodwill totaling $1.9 million was recorded during the first six months of 1996 related to the purchase of the minority interest ownership interests in two of the subsidiary banks. After these purchases, there were no minority ownership interests remaining in any of the subsidiary banks.

3.   Student Loan Investigation

     As disclosed in previous SEC filings, Bankshares discovered, from late 1993 to April 1994, that certain former employees in the student loan servicing area had falsified some records of telephone calls to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of a student loan's government guarantee. Bankshares terminated the employees involved and informed the U.S. Department of Education immediately upon discovery of the problem and the Department commenced an investigation.

     Bankshares believes that the Department's investigation has been expanded to include a review of whether Bankshares' student loan division has engaged in improper practices since 1988, including whether information contained on guarantee claim forms may have been falsified. If it is ultimately determined that Bankshares acted illegally or violated Department policy or regulations, Bankshares could (i) lose its government guarantees with respect to certain student loans and (ii) be required to repurchase a substantial amount of delinquent student loans for which Bankshares previously received guarantee payments. In addition, Bankshares or individual employees could be subject to substantial penalties.

                           CORUS BANKSHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  In connection with the investigation, Bankshares entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that Bankshares is unable to state with certainty were not affected by incorrect servicing history documentation. As a result of this agreement, at September 30, 1996, there were $9.7 million of nonaccrual student loans for which Bankshares has agreed not to seek guarantee payments.

  Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that Bankshares will ultimately incur.

  Bankshares does not condone or permit such improper practices and is cooperating fully with the investigation. Bankshares is actively working to implement procedures designed to minimize the likelihood that such practices can occur in the future.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


OPERATING RESULTS

The major source of earnings for Bankshares is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of Bankshares' net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.

                                      Three Months Ended              Nine Months Ended
                                         September 30                    September 30
                                  -------------------------        ------------------------
(thousands)                           1996          1995             1996           1995
                                  -----------    ----------        ----------    ----------

Net interest income                $   27,357    $   25,966        $   84,757    $   70,114
Taxable equivalent adjustment             261           334               813         1,058
                                   ----------    ----------        ----------    ----------
Taxable equivalent net
  interest income                  $   27,618    $   26,300        $   85,570    $   71,172
                                   ==========    ==========        ==========    ==========
Average earning assets             $2,069,878    $1,852,563        $2,069,645    $1,809,980
                                   ==========    ==========        ==========    ==========
Net interest margin (annualized)         5.34%         5.68%             5.51%         5.24%
                                   ==========    ==========        ==========    ==========

During the three months ended September 30, 1996, Bankshares had $3.0 million of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools compared with $3.9 million in the third quarter of 1995. Excluding the accretion of the acquisition discount, the net interest margin was 4.75% and 4.83% for the quarterly periods ended September 30, 1996 and 1995, respectively.

For the first nine months of 1996, Bankshares had $10.8 million of interest income from the accretion of acquisition discount related to several groups of purchased student loan pools compared with $9.3 million in the same period in 1995. Excluding the accretion of the acquisition discount, the net interest margin was 4.81% and 4.56% for the first nine months of 1996 and 1995, respectively.

The following table represents a reconciliation of fully tax equivalent net interest income:

(thousands)
Fully tax equivalent net interest income for the nine months ended September 30, 1995    $71,172
Change due to average earning assets fluctuations                                         10,205
Change due to interest rate fluctuations                                                   3,665
Change due to rate/volume fluctuations                                                       528
                                                                                         -------
Fully tax equivalent net interest income for the nine months ended September 30, 1996    $85,570
                                                                                         =======

For the third quarter of 1996, noninterest income increased $2.7 million to $6.3 million, compared with $3.6 million for the third quarter of 1995. Gains on the dispositions of loans increased $2.1 million in 1996. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted on student loans with discounts. Other income decreased $366,000 in 1996 primarily due to gains on sales of other real estate owned properties in 1995. Gains from securities sales increased $919,000 due to gains on the sales of securities in Bankshares' bank stock portfolio.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


For the first nine months of 1996, noninterest income increased $5.3 million to $16.5 million, compared with $11.2 million in 1995. Gains on the dispositions of loans increased $3.7 million. Other income decreased $1.8 million primarily due to a $713,000 gain on the sale of a section of a bank parking lot and gains on sales of other real estate owned properties in 1995. In 1996, securities and other financial instruments gains included a gain of $1.3 million from interest rate swaps that did not qualify for hedge accounting treatment. These swap agreements were terminated in the first quarter of 1996.

In the third quarter of 1996, noninterest expense decreased $611,000 to $12.5 million, compared with $13.1 million in 1995. Compensation expense decreased $685,000 to $6.2 million, which was due to reduced loan growth in the period as compared to the third quarter of 1995. Bankshares' has performance-based compensation plans for its lending operations. Data processing expense increased $169,000 to $707,000 due to onetime expenses related to the mergers of Bankshares' subsidiary banks. FDIC deposit insurance was $2,000, compared with a credit balance of $111,000 in 1995 due to a onetime refund of premiums during the third quarter of 1995. The banks have been required to pay only administrative fees for their FDIC insurance in 1996.

Goodwill amortization increased $174,000 to $767,000 in 1996 primarily due to additional goodwill that was recorded in the second quarter of 1996 for the acquisition of Belmont National Bank and in the first and second quarters of 1996 for the purchase of the minority interests in Bankshares' subsidiary banks. Other expenses decreased $411,000 primarily due to lower costs for lending operations due to the decline in loan activity, the elimination of the minority interest of the subsidiary banks and reduced advertising expense. The decrease in other expenses in the third quarter of 1996 occurred despite approximately $385,000 in onetime merger expenses and a onetime charge of approximately $210,000 for the write-down and demolition costs of a building at Bankshares' headquarters location.

In the first nine months of 1996, noninterest expense decreased $408,000 to $37.9 million, compared with $38.3 million in 1995. Compensation expense increased $1.1 million due to higher performance-based compensation and increased staffing in lending operations in the first half of 1996. FDIC deposit insurance decreased $1.7 million due to the elimination of premiums.

The effective tax rate for the third quarter of 1996 was 35.6% versus 36.0% in 1995. The effective tax rate was 35.4% and 35.6% for the nine months ended September 30, 1996 and 1995, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


FINANCIAL CONDITION

Interest-Earning Assets

The following table details the composition of Bankshares' earning assets.


                                      September 30  December 31  September 30
                                          1996         1995          1995
                                      ------------  -----------  ------------
Loans:
 Commercial real estate                   30%          30%           28%
 Student                                  19           19            20
 Residential mortgage                     15           16            16
 Home equity                               9            9             7
 Commercial                                3            4             4
 Consumer                                  2            2             2
                                      -----------   ----------   -----------
Total Loans                               78           80            77
Securities                                21           19            21
Federal funds sold and time deposits       1            1             2
                                      -----------   ----------   -----------
Total                                    100%         100%          100%
                                      ===========   ==========   ===========

Total loans at September 30, 1996 were $1.61 billion, an increase of $48.0 million, or 3.1%, from December 31, 1995. From time to time, Bankshares has purchased nonperforming student loans at substantial discounts to the face value of the loans. Bankshares attempts to convert these loans to performing status and have their guarantees reinstated. The excess of the amount of performing loans converted over the cost of the loans is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $23.3 million at September 30, 1996.

At September 30, 1996, total securities were $421.1 million, an increase of $42.1 million, or 11.1%, from $379.0 million at December 31, 1995. This increase was partially due to the maturity of $25.0 million of interest-bearing deposits with banks in the third quarter of 1996, which was reinvested in investment securities. At September 30, 1996, Bankshares held $55.3 million of investments in equity securities of publicly-traded bank holding companies, which were included in the available for sale securities classification. These securities represented minority investments in 32 companies with unrealized gains of $15.4 million. Gains of $1.5 and $2.1 million were recognized on sales of these securities during the third quarter and first nine months of 1996, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Allowance for Possible Loan Losses

The allowance for possible loan losses is based on management's analysis of individual loans, prior and current loss experience, overall growth in the portfolio, current economic conditions, and other factors. A reconciliation of the activity in Bankshares' allowance for possible loan losses is as follows:


                                        Three Months Ended            Nine Months Ended
                                           September 30                 September 30
                                    --------------------------- ---------------------------
(thousands)                             1996           1995          1996           1995
                                    -------------  ------------  -------------  -----------
Balance at beginning of period        $   32,035    $   21,513     $   25,640    $   20,157
Provision for possible loan losses         4,000         1,500         12,000         2,979
Charge-offs                               (1,924)         (298)        (4,413)         (688)
Recoveries                                 1,084           101          1,968           368
                                    ------------   -----------   ------------   -----------
Balance at September 30               $   35,195    $   22,816     $   35,195    $   22,816
                                    ============   ===========   ============   ===========
Total loans at September 30           $1,606,759    $1,435,766     $1,606,759    $1,435,766
                                    ============   ===========   ============   ===========
Allowance as a percentage of loans          2.19%         1.59%          2.19%         1.59%
                                    ============   ===========   ============   ===========
Annualized net charge-offs
as a percentage of:
  Total loans                               0.21%         0.05%          0.20%         0.03%
                                    ============   ===========   ============   ===========
  Annualized provision for
    possible loan losses                   21.00%        13.13%         20.38%        10.74%
                                    ============   ===========   ============   ===========

The increase in net charge-offs for the third quarter and first nine months of 1996 was due to home equity charge-offs. For the quarter and nine months ended September 30, 1996, net home equity charge-offs were $1.8 and $4.2 million, respectively. The net charge-offs were partially reduced by net recoveries from commercial and commercial real estate loans of $905,000 for the third quarter and $1.6 million for the first nine months of 1996.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are delinquent and guaranteed student loans that are not subject to the interim agreement described in Note 3 of the Notes to Condensed Consolidated Financial Statements. Guaranteed student loans more than 90 days past due and not included in the table totaled $14.7, $13.9 and $13.2 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

(thousands)                              September 30  December 31  September 30
                                             1996         1995          1995
                                         ------------  -----------  ------------
Nonperforming loans:
 Residential mortgage                     $   18,189    $   7,828     $   3,432
 Commercial real estate                        7,157        1,973         2,877
 Commercial                                      435          381           297
 Home equity                                   1,944        1,119         1,330
 Student                                      10,095        6,837         5,480
 Consumer                                      1,046          663           757
                                          ----------    ---------     ---------
Total nonperforming loans                     38,866       18,801        14,173
Other real estate owned                        1,776        1,589         1,589
                                          ----------    ---------     ---------
Total nonperforming assets                $   40,642    $  20,390     $  15,762
                                          ==========    =========     =========
Nonaccrual loans included in
non-performing loans above                $   14,670    $   8,536     $   7,937
                                          ==========    =========     =========

Nonperforming loans/Total loans                 2.42%        1.21%         0.99%
Nonperforming assets/Total assets               1.89%        0.96%         0.78%
Allowance for loan losses/
 nonperforming loans                           90.55%      125.75%       160.98%

Nonperforming residential mortgage loans are adequately secured by first mortgages on owner-occupied, residential property. Therefore, minimal losses are anticipated for any of the nonperforming residential mortgage loans.

Student Loan Investigation

Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


LIABILITIES

The following table details the composition of deposit products by type.


                         September 30  December 31  September 30
                             1996         1995          1995
                         ------------  -----------  ------------
Demand                       10%          11%           10%
NOW                           5            5             6
Money Market                 51           48            52
Savings                      11           12            14
Certificates of Deposit      23           24            18
                         -----------   ----------   -----------
Total                       100%         100%          100%
                         ===========   ==========   ===========

The increase in the percentage of money market deposits at September 30, 1996 was due to a decrease in retail certificates of deposit obtained from brokers. At September 30, 1996, Bankshares had $159.9 million of retail certificates of deposit. In the second quarter of 1996, Bankshares obtained $40.0 million of Federal Home Loan Bank advances. The advances have a term of 5 years, an interest rate of 3-month LIBOR and reprice quarterly. Management intends to utilize outside funding sources, as necessary, to support loan growth.

CAPITAL

Bankshares' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 9.13% at September 30, 1996, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 13.78% and 15.03%, respectively, exceeding the well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first quarter of 1996, Bankshares repurchased 202,000 shares of common stock, or 1.3% of shares outstanding at December 31, 1995, under the previously announced 1,000,000 share repurchase program that was approved by the Board of Directors. There were no repurchases in the second or third quarters of 1996. As of September 30, 1996, a total of 417,500 shares had been repurchased under the program.

OPERATING, INVESTING AND FINANCING ACTIVITIES

Net cash provided by operating activities totaled $33.4 million for the first nine months of 1996, compared with $98.6 million for the same period in 1995. The change was primarily attributable to fluctuations in the level of trading account securities.

Net cash used in investing activities totaled $47.6 million for the first nine months of 1996, compared with $268.5 million in 1995. The decrease was primarily due to a lower level of loan originations net of repayments in 1996.

Net cash used in financing activities totaled $15.0 million for the first nine months of 1996, compared with net cash provided by financing activities of $73.0 million in 1995. The decrease in 1996 was primarily due to a reduction in the level of retail certificates of deposit obtained from brokers. In the second quarter of 1996, Bankshares received proceeds of $40.0 million from Federal Home Loan Bank advances. During the first nine months of 1996, Bankshares repurchased 202,000 common shares.

                             CORUS BANKSHARES, INC.
                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings



         Reference is made to Note 3 of the Notes to Condensed Consolidated Financial Statements for information regarding an investigation by the U.S. Department of Education into whether Bankshares' student loan division has engaged in improper practices.

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




                             CORUS BANKSHARES, INC.
                                  (Registrant)



     November 12, 1996       By: /s/ Michael J. McClure
                                 ------------------------
                                 Michael J. McClure
                                 First Vice President and
                                 Chief Accounting Officer

                                (Principal Accounting
                                 Officer and duly authorized
                                 Officer of Registrant)