Form 10-K
period 1996-12-31
CORUS BANKSHARES INC
filed 1997-03-28
CIK 51939

                                    PART I.

ITEM 1. BUSINESS

Corus Bankshares, Inc. (formerly known as River Forest Bancorp, Inc.), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Bankshares provides consumer and corporate banking products and services through its wholly-owned banking subsidiary, Corus Bank, N.A.

The bank has twelve branches in the Chicago metropolitan area and offers general banking services such as checking, savings, money market and time deposit accounts; commercial, mortgage, home equity, student and personal loans; trust services; safe deposit boxes and a variety of additional services. The bank also provides clearing, depository and credit services to more than 400 currency exchanges in the Chicago area.

Bankshares owns an operations subsidiary, Bancorp Operations Company, that comprises an insignificant portion of Bankshares' total assets and net income. Bancorp Operations Company provides item processing, bookkeeping and other ancillary bank support services to Bankshares' bank subsidiary.

COMPETITION

All of Bankshares' principal business activities are highly competitive. Bankshares competes actively with other financial services providers offering a wide array of financial products and services. The competitors include other banks, savings and loan associations, credit unions, brokerage firms, finance companies, insurance companies, mutual funds and mortgage bankers. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours, fiduciary services and other service-related products.

EMPLOYEES

At Dec. 31, 1996, Bankshares employed a total of 704 full-time equivalent persons, consisting of 125 executives, management and supervisory personnel and 579 clerical and secretarial employees.

SUPERVISION AND REGULATION

General

Bankshares is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, Bankshares may engage in and own shares of companies engaged in certain businesses determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks.

The Illinois Bank Holding Company Act of 1957 (the Illinois Act), as amended, permits Bankshares to acquire banks located anywhere in Illinois. Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege. In June 1993, the Illinois Act was amended to eliminate all branch restrictions.
Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

Bankshares' subsidiary bank is a national bank and, as such, is supervised, examined and regulated by the Office of the Comptroller of the Currency under the National Bank Act. Since a national bank is also a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC), the subsidiary bank is also subject to the applicable provisions of the Federal Reserve Act, the Federal Deposit Insurance Act, and, in certain respects, to state laws applicable to financial institutions.

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator.

Effective January 1, 1997, the assessment rate schedule creates a spread in assessment rates ranging from 0.27% per annum on the amount of deposits for banks classified as weakest by the FDIC down to no assessment for banks classified as strongest by the FDIC. In 1997, an additional billing of 1.296 basis points per annum on the amount of deposits will occur for all depository institutions regardless of assessment classification as a result of the Deposit Insurance Act of 1996.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) initiated new intense regulation for the financial services industry. FDICIA made significant changes in the legal environment for insured banks, including reductions in insurance coverage for certain types of deposits, increases in consumer-oriented requirements, and substantial revisions in the supervision, examination and audit processes. FDICIA also required new reporting by banks and mandated adoption of new regulations concerning capital, liquidity, internal controls, safety and soundness and prompt corrective action.

Capital Adequacy

The Federal Reserve Board established risk-based capital guidelines that require bank holding companies to maintain minimum ratios. The main objective of the risk-based capital requirements is to provide a fair and consistent framework for comparing capital positions of all banking institutions. Under these guidelines, capital consists of two components, core capital elements (Tier 1 capital) and supplementary capital elements (Tier 2 capital). Assets and off-balance-sheet items are assigned broad risk categories. The aggregate dollar value of each category is multiplied by a risk weight associated with this category.

In 1992, the FDIC adopted new regulations which defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets are 4.0% and 8.0%, respectively. The minimum risk-based capital ratios for Tier 1 and total risk-based capital to be classified as well-capitalized are 6.0% and 10.0%, respectively. At Dec. 31, 1996, Bankshares' Tier 1 capital and total risk-based capital ratios were 13.5% and 14.8%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At Dec. 31, 1996, Bankshares' leverage ratio was 9.7%.

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

The interstate branching by merger provisions are effective on June 1, 1997, unless a state takes legislative action prior to that date. States may pass laws to either "opt-in" before June 1, 1997, or to "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, provided legislative action is taken before June 1, 1997. The effects on Bankshares of such changes in interstate banking and branching laws cannot be predicted. However, it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

STATISTICAL DATA

Pages 3 through 10 contain supplemental statistical data. This data should be read in conjunction with Bankshares' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 1996 Annual Report to Shareholders (1996 Annual Report), incorporated herein by reference in response to Items 7 and 8 hereof.

                     CHANGES IN INTEREST INCOME AND EXPENSE

The following table shows the changes in interest income and expense by major categories of assets and liabilities attributable to changes in volume or rate or both, for the periods indicated:



                                                      Year Ended December 31, 1996
                                                   ----------------------------------
(thousands)                                       Volume         Rate           Total
                                               -----------    ----------     -----------
Interest Income:
Interest-earning deposits with banks               $  (845)      $     8         $  (837)
Federal funds sold                                    (254)         (253)           (507)
Taxable securities                                  (2,480)       (2,618)         (5,098)
Tax-advantaged securities                             (145)           (9)           (154)
Trading account securities                            (151)         (151)           (302)
Loans, net of discount                              30,056        (3,623)         26,433
                                                   -------     ---------          ------
  Net Increase (Decrease)                           26,181        (6,646)         19,535
                                                   -------     ---------          ------
Interest Expense:
NOW and money market deposits                        1,208        (3,309)         (2,101)
Savings deposits                                      (615)          (47)           (662)
Time deposits                                        7,476           432           7,908
Short-term borrowings                                  564          (334)            230
Federal Home Loan Bank advances                        820           819           1,639
                                                   -------     ---------         -------
  Net Increase (Decrease)                            9,453        (2,439)          7,014
                                                   -------     ---------         -------
Increase (Decrease) in Net Interest Income         $16,728       $(4,207)        $12,521
                                                   =======     =========         =======




                                              Year Ended December 31, 1995
                                      ------------------------------------------
                                      Volume        Rate         Total
                                      ------        ----         -----
Interest Income:
Interest-earning deposits with banks  $   748    $   (34)     $  714
Federal funds sold                       (219)       663         444
Taxable securities                      3,363      3,790       7,153
Tax-advantaged securities                (172)      (422)       (594)
Trading account securities               (769)        50        (719)
Loans, net of discount                 29,980     19,386      49,366
                                       ------    -------     -------
 Net Increase                          32,931     23,433      56,364
                                       ------    -------     -------
Interest Expense:
NOW and money market deposits          17,421      6,166      23,587
Savings deposits                         (976)       (53)     (1,029)
Time deposits                            (467)     4,490       4,023
Short-term borrowings                    (128)       434         306
Subordinated debentures                   (19)       (19)        (38)
                                       ------     -------    -------
 Net Increase                          15,831     11,018      26,849
                                       ------     -------    -------
Increase in Net Interest Income       $17,100    $12,415     $29,515
                                      =======    =======     =======


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

                           INTEREST RATE SENSITIVITY

Interest rate sensitivity is the fluctuation in earnings resulting from changes in market interest rates. Management's primary objective regarding asset/liability management is to position Bankshares such that changes in interest rates do not have a material adverse impact on net income. Bankshares utilizes off-balance-sheet financial instruments, such as interest rate swaps and floors, as a tool for preventing adverse swings in net interest income.

Management uses a variety of techniques to measure interest rate sensitivity. One technique is interest rate gap analysis. The following table represents the interest rate gap analysis for Bankshares at Dec. 31, 1996:






                                                                       Maturing or Repricing
                                        -----------------------------------------------------------------
                                            1-90            91-180            181-270           271 Days
(thousands)                                 Days             Days               Days            to 1 Year
                                        -----------------------------------------------------------------
Earning Assets:
 Federal funds sold                     $   98,500         $        -        $        -          $      -
 Securities available for sale             148,158             61,778            15,011            14,998
 Securities held to maturity                     -                452               400               100
 Loans, net of unearned discount           866,238             12,059             9,681           312,903
Noninterest-earning assets                       -                  -                 -                 -
                                        -----------------------------------------------------------------
Total assets                             1,112,896             74,289            25,092           328,001
Interest-bearing deposits:
 Savings and NOW                          (293,444)                 -                 -                 -
 Money market                             (925,365)                 -                 -                 -
 Certificates of deposit                  (174,105)          (114,448)          (31,763)          (73,539)
                                        -----------------------------------------------------------------
Total interest-bearing deposits         (1,392,914)          (114,448)          (31,763)          (73,539)
Short-term borrowings                       (6,317)                 -                 -                 -
Federal Home Loan Bank
 advances                                  (40,000)
Noninterest-bearing deposits                     -                  -                 -                 -
Noninterest-bearing liabilities
and shareholders' equity                         -                  -                 -                 -
                                        -----------------------------------------------------------------
Total liabilities and
 shareholders' equity                   (1,439,231)          (114,448)          (31,763)          (73,539)
Interest rate swaps                        195,355             11,100                 -                 -
                                        -----------------------------------------------------------------
Interest sensitivity gap                $ (130,980)        $  (29,059)       $   (6,671)        $ 254,462
                                        =================================================================
Cumulative interest sensitivity gap     $ (130,980)        $ (160,039)       $ (166,710)        $  87,752
                                        =================================================================
Cumulative gap as a percentage
 of total assets                             (5.90)%            (7.21)%           (7.51)%            3.96%
                                        =================================================================

                                                           Maturing or Repricing
                                          ------------------------------------------------------

                                          Over 1 Year     Nonsensitive and
(thousands)                               to 5 Years      Over 5 Years                 Total
                                          ------------------------------------------------------
Earning Assets:
 Federal funds sold                         $      -            $        -            $   98,500
 Securities available for sale                37,710               101,374               379,029
 Securities held to maturity                   2,497                 7,805                11,254
 Loans, net of unearned discount             111,794               310,470             1,623,145
Noninterest-earning assets                         -               106,600               106,600
                                          ------------------------------------------------------
Total assets                                 152,001               526,249             2,218,528
Interest-bearing deposits:
 Savings and NOW                                   -                     -              (293,444)
 Money market                                      -                     -              (925,365)
 Certificates of deposit                     (92,638)                  (53)             (486,546)
                                          ------------------------------------------------------
Total interest-bearing deposits              (92,638)                  (53)           (1,705,355)
Short-term borrowings                              -                     -                (6,317)
Federal Home Loan Bank
 advances                                                                                (40,000)
Noninterest-bearing deposits                       -              (195,324)             (195,324)
Noninterest-bearing liabilities
and shareholders' equity                           -              (271,532)             (271,532)
                                          ------------------------------------------------------
Total liabilities and
 shareholders' equity                        (92,638)             (466,909)           (2,218,528)
Interest rate swaps                                -              (206,455)                    -
                                          -------------------------------------------------------
Interest sensitivity gap                    $ 59,363            $ (147,115)           $        -
                                          ======================================================
Cumulative interest sensitivity gap         $147,115            $        -            $        -
                                          ======================================================
Cumulative gap as a percentage
 of total assets                                6.63%                    -                     -
                                          ======================================================




This table is not necessarily indicative of the impact on Bankshares from changes in interest rates. The repricing of certain assets and liabilities may not reprice at the same time or in the same magnitude due to different bases. The repricing of assets and liabilities are also subject to competition and other pressures.

                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Bankshares were as follows:



                                               December 31
                                     -----------------------------------
(thousands)                          1996          1995         1994
                                     --------    -------      ----------
Trading Account
 U.S. Government and agencies        $    ---    $      ---   $   74,432
                                     ========    ==========   ==========
Available for sale
 U.S. Government and agencies        $183,404    $  226,200   $  309,360
 Common stocks                         92,611        34,761       19,107
 Other                                103,014       103,443       77,212
                                     --------    ----------   ----------
  Total                              $379,029    $  364,404   $  405,679
                                     ========    ==========   ==========

Held to maturity
 U.S. Government and agencies        $    ---    $      ---   $    1,044
 State and municipal                    5,201         8,199       11,096
 Other                                  6,053         6,368        7,113
                                     --------    ----------   ----------
  Total                              $ 11,254    $   14,567   $   19,253
                                     ========    ==========   ==========


Maturities of Securities

The scheduled maturities by security type as of Dec. 31, 1996 were as follows:




                                               From one       From five                     Not due at
(thousands)                      One year      through five   through ten       After        a single
                                 or less       years          years            ten years      maturity      Total
                                 --------      -----------    -----------      ---------    ----------    -------
U.S. Government
 and agencies                    $165,683       $17,721         $  ---         $ ---        $    ---      $183,404
State and municipal                   952         2,497          1,252           500             ---         5,201
Common stocks                         ---           ---            ---           ---          92,611        92,611
Other                              74,263        19,989            814           ---          14,001       109,067
                                 --------       -------         ------         -----        --------      --------
  Total                          $240,898       $40,207         $2,066         $ 500        $106,612      $390,283
                                 ========       =======         ======         =====        ========      ========

The weighted average yield for each range of maturities of securities at Dec. 31, 1996 was as follows:




                                              From one       From five                 Not due at
                                 One year    through five   ten through       After     a single
                                  or less       years          years        ten years   maturity    Total
                                ---------     -----------   -----------    ----------   --------   ------
U.S. Government
 and agencies                        5.23%       5.60%           -- %          -- %        -- %    5.26%
State and municipal                  9.55        9.17          9.30         10.58          --      9.41
Common stocks                          --          --            --            --         N/M       N/M
Other                                5.53        5.65          6.53            --        7.19      5.77
N/M - Not meaningful.




Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

                                 LOAN PORTFOLIO

Classification of Loans

Bankshares' loans were as follows:




                                                          December 31
                             ---------------------------------------------------------------
(thousands)                      1996         1995            1994         1993        1992
                               --------     -------         --------    --------    -------
Commercial real estate         $655,793     $582,331        $354,893    $296,075    $232,493
Student                         402,859      379,129         354,073     290,635     286,391
Residential first mortgage      286,042      317,787         233,437     251,159     255,919
Home equity                     188,755      170,793          57,093      37,578      30,489
Commercial                       61,852       78,469          68,620      75,504      91,525
Consumer                         27,844       30,273          32,393      27,880      34,353
                             ----------   ----------      ----------   ---------    --------
  Total                      $1,623,145   $1,558,782      $1,100,509    $978,831    $931,170
                             ==========   ==========      ==========    ========   =========


Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at Dec. 31, 1996:




                        One year     From one       After
(thousands)              or less   to five years  five years    Total
                       ---------   -------------  ----------   --------
Commercial real estate    $80,501       $305,169    $270,123   $655,793
Commercial                 35,919         19,115       6,818     61,852


Of the loans maturing after one year, $273.2 million have fixed rates. To manage the interest rate exposure of specific, fixed-rate commercial real estate loans and other loans, Bankshares has entered into interest rate swap and floor agreements. For additional information on such financial instruments, see Note 11 to the Consolidated Financial Statements on pages 29 through 30 of the 1996 Annual Report, incorporated herein by reference in response to Item 8 hereof.

                     RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual and Past Due Loans

Nonaccrual loans were as follows:




                                                    December 31
                                    ---------------------------------------
(thousands)                         1996     1995      1994    1993    1992
                                   -----     -------  -----   -----  ------
Nonaccrual loans                   $7,427     $8,536  $2,389  $3,098  $4,525
Nonaccrual loans to total loans      0.46%      0.55%   0.22%   0.32%   0.49%


Interest income that should have been recorded under the original terms of these loans totaled $588,000 for the year ended Dec. 31, 1996. There was no interest income recorded for these loans in 1996.

Loans past due 90 days or more, including nonaccrual loans, were as follows:



                                                                      December 31
                                      -----------------------------------------------------------------------
(thousands)                             1996            1995            1994           1993           1992
                                       -------          -------        -------        -------        -------
Loans past due 90 days or more         $50,368          $32,714        $20,620        $14,281        $18,432
Less guaranteed student loans           15,163           13,913         13,252          8,231         10,260
                                       -------          -------        -------        -------        -------
Net loans past due 90 days or more     $35,205          $18,801         $7,368         $6,050         $8,172
Net loans past due 90 days or more     =======          =======        =======        =======        =======
 as a percentage of total loans           2.17%            1.21%          0.67%          0.62%          0.88%
                                       =======          =======        =======        =======        =======

Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual and Past Due Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans that are past maturity more than 45 days, have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. At Dec. 31, 1996, the principal amount of these loans was $12.6 million. This amount generally includes loans that were classified for regulatory purposes.

Analysis of the Allowance for Possible Loan Losses

The activity in the allowance for possible loan losses was as follows:




                                                                 Year Ended December 31
                                              -----------------------------------------------------
(thousands)                                     1996        1995       1994       1993      1992
                                               -----        ----       ----       ----      ----
Balance at beginning of year                   $25,640    $20,157    $19,552    $17,490   $14,697
Allowance of acquired subsidiaries                 ---        ---        ---      1,000       ---
Provision for possible loan losses              16,000      5,779        ---      1,176     4,432
Less charge-offs:
 Commercial real estate loans                      206        284         65        804       269
 Student loans                                   4,605         81         45        107       983
 Residential first mortgage loans                    1          4         20         96       630
 Home equity loans                               6,421         28        ---        ---       ---
 Commercial loans                                   92        269         35        515       735
 Consumer loans                                     16        153        148        330       562
                                               -------    -------    -------    -------   -------
  Total charge-offs                             11,341        819        313      1,852     3,179
                                               -------    -------    -------    -------   -------
Add recoveries:
 Commercial real estate loans                    1,026         44        210        296        61
 Student loans                                      80        105        100        596     1,071
 Residential first mortgage loans                  ---          5          5          7       128
 Home equity loans                                 375        ---        ---        ---       ---
 Commercial loans                                  770         69        303        537        51
 Consumer loans                                    118        300        300        302       229
                                               -------    -------    -------    -------   -------
  Total recoveries                               2,369        523        918      1,738     1,540
                                               -------    -------    -------    -------   -------
Net (charge-offs) recoveries                    (8,972)      (296)       605       (114)   (1,639)
                                               -------    -------    -------    -------   -------
Balance at end of year                         $32,668    $25,640    $20,157    $19,552   $17,490
                                               =======    =======    =======    =======   =======
Net (charge-offs)/recoveries to average loans
 outstanding                                   (0.56%)    (0.02%)      0.06%    (0.01%)   (0.18%)
                                               =======    =======    =======    =======   =======


Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:



                                                     December 31
                              ------------------------------------------------------------
(thousands)                     1996       1995           1994       1993       1992
                              -------   -------------------------------------------------
Commercial real estate         $2,575    $ 2,934         $5,801     $5,596     $4,540
Student                         3,608     11,489          1,202      1,424      1,430
Residential first mortgage      1,034      1,327          2,451      2,233      2,560
Home equity                    21,460      1,000            827        483        425
Commercial                         45        445          1,368      1,168      1,600
Consumer                          643        476            291        378        860
Unallocated                     3,303      7,969          8,217      8,270      6,075
                              -------   --------       --------    ------    -------
Total                         $32,668    $25,640        $20,157    $19,552    $17,490
                              =======   ========       ========    =======   ========



Loan Portfolio Composition

The composition of the loan portfolio was as follows:





                                    December 31
                           ------------------------------
(thousands)                 1996  1995   1994   1993  1992
                           ----- ----- ------   ----  ----
Commercial real estate        40%   38%     33%   30%   25%
Student                       25    24      32    30    31
Residential first mortgage    18    20      21    26    27
Home equity                   11    11       5     3     3
Commercial                     4     5       6     8    10
Consumer                       2     2       3     3     4
                             ---   ---     ---   ---   ---
Total                        100%  100%    100%  100%  100%
                             ===   ===     ===   ===   ===

For further review of the loan loss provision and the allowance for possible loan losses, reference is made to pages 18 through 19 of Management's Discussion and Analysis of Financial Statements of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 and greater was as follows at Dec. 31, 1996:



(thousands)
Maturing within 3 months         $ 77,375
After 3 but within 6 months        50,377
After 6 but within 12 months       43,931
After 12 months                   118,227
                                 --------
Total                            $289,910
                                 ========

                          RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to Bankshares' equity and assets:




                                                     December 31
                                               ------- ---------- ----
                                               1996     1995      1994
                                               ----     ----      ----
Return on average total assets                  2.0%     1.8%     1.5%
Return on average common shareholders' equity  20.4     20.4     15.9
Dividend payout ratio                          15.4     14.3     18.5
Average equity to average total assets          9.9      8.4      9.4


ITEM 2. PROPERTIES

Bankshares utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Bankshares owns the property and buildings on which ten of the twelve bank branch locations are located. The other two branch locations are leased from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

Bankshares is involved in various legal and regulatory proceedings, many involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, the ultimate liability in excess of reserves recorded will not have a material effect on the results of operations, financial position, liquidity or capital resources of Bankshares, except for possibly the matter discussed below.

As disclosed previously, Bankshares discovered that certain former employees in the student loan servicing area had falsified some records of telephone calls, from late 1993 to April 1994, to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of a student loan's government guarantee. Bankshares terminated the employees involved and informed the U.S. Department of Education immediately upon discovery of the problem and the Department commenced an investigation.

Bankshares believes that the Department's investigation has been expanded to include a review of whether Bankshares' student loan division has engaged in improper practices from 1988 to April 1994, including whether information contained on guarantee claim forms may have been falsified. If it is ultimately determined that Bankshares acted illegally or violated Department policy or regulations, Bankshares could (i) lose its government guarantees with respect to certain student loans and (ii) be required to repurchase a substantial amount of delinquent student loans for which Bankshares previously received guarantee payments. In addition, Bankshares or individual employees could be subject to substantial penalties.

Shortly after reporting the problem, Bankshares entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that Bankshares is unable to state with certainty were not affected by incorrect servicing history documentation. As a result of this agreement, at December 31, 1996, there were $6.7 million of nonaccrual student loans for which Bankshares has agreed not to seek guarantee payments. In addition, management charged off $4.0 million of student loans during 1996 that were subject to the interim agreement. The ultimate collectibility of the loans is uncertain.

Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that Bankshares will ultimately incur.

Bankshares does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

Bankshares' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 35 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of February 28, 1997, there were 516 shareholders owning Bankshares' common stock which has a par value of $0.05 per share. Shareholders that own stock in nominee (i.e., street) name are excluded from the number of security holders of record.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 35 of the 1996 Annual Report, incorporated herein by reference in response to Item 7 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Bankshares' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Bankshares.

ITEM 6. SELECTED FINANCIAL DATA

Refer to page 35 of the 1996 Annual Report, incorporated herein by reference for additional selected financial data.



                                                                         December 31
                                           ------------------------------------------------------------------------------
(thousands, except per share data)          1996             1995              1994             1993             1992
                                           ---------      -----------         ---------       ----------      -----------
Interest income                           $  190,950       $  171,114        $  114,541       $  101,325       $  110,481
Interest expense                              79,611           72,597            45,748           35,573           41,814
                                          ----------       ----------        ----------       ----------      -----------
Net interest income                          111,339           98,517            68,793           65,752           68,667
Provision for possible loan losses            16,000            5,779                --            1,176            4,432
                                          ----------       -----------       -----------      ----------      -----------
Net interest income after provision
 for possible loan losses                     95,339           92,738            68,793           64,576           64,235
Noninterest income, excluding
 securities gains (losses)                    19,436           15,443            12,572           12,869            9,698
Securities gains (losses), net                 3,316           (1,332)              663             (330)             (69)
Noninterest expense                           50,181           51,650            45,222           38,626           37,911
Income tax expense                            24,005           19,429            12,790           13,167           12,675
                                          ----------       ----------        ----------       ----------       ----------
Net income available to common
 shareholders                             $   43,905       $   35,770        $   24,016       $   25,322       $   23,278
                                          ==========       ==========        ==========       ==========       ==========
Earnings per share                        $     2.93       $     2.35        $     1.57       $     1.66       $     1.53
                                          ==========       ==========        ==========       ==========       ==========
Cash dividends declared per
 common share                             $     0.48       $     0.36        $     0.30       $     0.27       $     0.24
                                          ==========       ==========        ==========       ==========       ==========

Assets                                    $2,218,528       $2,125,092        $1,889,445       $1,441,762       $1,333,318
                                          ==========       ==========        ==========       ==========       ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 8 through 19 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Bankshares, including the notes thereto, and other information on pages 20 through 35 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 1997, the Audit Committee and Board of Directors of Bankshares recommended that the shareholders ratify Arthur Andersen LLP at the annual meeting as independent accountants of Bankshares for fiscal 1997. This recommendation caused the dismissal of KPMG Peat Marwick LLP (KPMG) as the independent accountants of Bankshares upon the completion of the audit of Bankshares' financial statements as of and for the year ended December 31, 1996 and the issuance of their report thereon.

For the two years ended December 31, 1996, KPMG's reports on the financial statements did not contain an adverse or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

For the two years ended December 31, 1996 and from December 31, 1996 through the effective date of the dismissal, there were no disagreements between KPMG and Bankshares on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Bankshares has requested that KPMG furnish a letter addressed to the United States Securities and Exchange Commission stating whether KPMG agrees with the preceding statements. A copy of KMPG's letter dated March 25, 1997 is filed as
Exhibit 16 hereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Bankshares is incorporated herein by reference to the descriptions under "Elections of Directors and Ownership of Shares" on pages 2 through 3 of the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 4 through 14 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors and Ownership of Shares" on pages 1 through 2 and 3, respectively, of the 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material in Note 4 on pages 26 through 27 of the 1996 Annual Report and to the material under the heading "Transactions with Management and Others" on page 14 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules:

(13) The portions of Registrant's 1996 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

<Caption.
                                     Index
                                     -----
                                                                   Pages
                                                                   -----
     Consolidated Statements of Condition                            20
     Consolidated Statements of Income                               21
     Consolidated Statements of Changes of Shareholders' Equity      22
     Consolidated Statements of Cash Flows                           23
     Notes to Consolidated Financial Statements                     24-35
     Independent Auditors' Report                                    36

(16) Letter regarding change in certifying accountant.

(b)  Reports on Form 8-K:

     Registrant filed Current Report dated February 12, 1997 (Items 4 and 5).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Michael J. McClure     /s/  First Vice President & Chief
                             Accounting Officer                  March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Joseph C. Glickman     /s/  Chairman of the Board of  Directors  March 25, 1997

Robert J. Glickman     /s/  President, Chief Executive Officer
                             & Director                          March 25, 1997

Timothy H. Taylor      /s/  Senior Vice President & Chief
                             Financial Officer                   March 25, 1997

Michael J. McClure     /s/  First Vice President & Chief
                             Accounting Officer                  March 25, 1997

Karl H. Horn           /s/  Director                             March 25, 1997

Michael Levitt         /s/  Director                             March 25, 1997

Rodney D. Lubeznik     /s/  Director                             March 25, 1997

Michael Tang           /s/  Director                             March 25, 1997

William H. Wendt, III  /s/  Director                             March 25, 1997