Form 10-Q
period 1997-03-31
CORUS BANKSHARES INC
filed 1997-04-17
CIK 51939

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                ____________

                                  FORM 10-Q


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---        THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                              Yes  X         No
                                  ---           ---


As of March 31, 1997, the Registrant had 14,820,242 common shares, $0.05 par value, outstanding.

                           CORUS BANKSHARES, Inc.
                   Index to Quarterly Report on Form 10-Q
                               March  31, 1997


PART I - FINANCIAL INFORMATION.                                             Page

        Item 1.  Financial Statements

                Condensed Consolidated Statements of Condition (unaudited) -
                March 31, 1997, December 31, 1996 and March 31, 1996.          1

                Condensed Consolidated Statements of Income (unaudited) -
                Three Months Ended March 31, 1997 and 1996.                    2

                Condensed Consolidated Statements of Cash Flows (unaudited) -
                Three Months Ended March 31, 1997 and 1996.                    3

                Notes to Condensed Consolidated Financial Statements
                (unaudited).                                                   4

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     5


PART II - OTHER INFORMATION.

        Item 6.  Exhibits and Reports on Form 8-K.                            13

                        PART I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS
                           CORUS BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                 (Unaudited)


                                                             March 31       December 31       March 31
(thousands)                                                    1997            1996              1996
                                                         ---------------   --------------   ---------------
Assets
  Cash and due from banks - noninterest bearing          $        55,591   $       57,508   $       132,907
  Federal funds sold                                             170,500           98,500            20,010
  Interest-bearing deposits with banks                              -                 -              25,000
  Securities:
    Available for sale, at fair value                            318,159          379,029           335,213
    Held to maturity, at amortized cost                           10,808           11,254            13,972
                                                         ---------------   --------------   ---------------
    Total Securities                                             328,967          390,283           349,185
  Loans, net of unearned discount                              1,615,275        1,623,145         1,603,067
    Less: Allowance for possible loan losses                      30,329           32,668            29,525
                                                         ---------------   --------------   ---------------
    Net Loans                                                  1,584,946        1,590,477         1,573,542
  Premises and equipment, net                                     29,213           28,650            26,726
  Accrued interest receivable and other assets                    42,472           40,919            39,683
  Goodwill, net of accumulated amortization                       11,423           12,191            12,654
                                                         ---------------   --------------   ---------------
Total Assets                                             $     2,223,112   $    2,218,528   $     2,179,707
                                                         ===============   ==============   ===============
Liabilities & Shareholders' Equity
  Deposits:
    Noninterest-bearing                                  $       179,055   $      195,324   $       198,384
    Interest-bearing                                           1,709,171        1,705,355         1,739,305
                                                         ---------------   --------------   ---------------
    Total Deposits                                             1,888,226        1,900,679         1,937,689
  Short-term borrowings                                            4,681            6,317             3,746
  Federal Home Loan Bank advances                                 40,000           40,000               -
  Accrued interest payable and other liabilities                  43,840           35,942            36,334
                                                         ---------------   --------------   ---------------
Total Liabilities                                              1,976,747        1,982,938         1,977,769
Minority Interest                                                      -               -              1,156
Shareholders' Equity
  Common Stock, Surplus & Retained Earnings                      227,273          219,822           193,121
  Net unrealized gains on available for sale securities           19,092           15,768             7,661
                                                         ---------------   --------------   ---------------
Total Shareholders' Equity                                       246,365          235,590           200,782
                                                         ---------------   --------------   ---------------
Total Liabilities and Shareholders' Equity               $     2,223,112   $    2,218,528   $     2,179,707
                                                         ===============   ==============   ===============

See accompanying notes.

                            CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)




                                                  Three Months Ended
                                                       March 31
                                                ----------------------
(thousands, except per share data)                 1997        1996
                                                ---------- -----------
Interest Income                                 $   45,709 $    49,221
Interest Expense                                    20,284      19,978
                                                ---------- -----------
  Net Interest Income                               25,425      29,243
Provision for Possible Loan Losses                   4,000       4,000
                                                ---------- -----------
  Net Interest Income after Provision
    for Possible Loan Losses                        21,425      25,243

Noninterest Income:
  Service charges on deposit accounts                2,296       2,395
  Trust services                                       167         121
  Gain on dispositions of student loans              3,004       1,045
  Other income                                         232         395
  Trading account losses, net                          (89)         -
  Securities and other financial
    instruments gains, net                             116       1,420
                                                ---------- -----------
    Total noninterest income                         5,726       5,376
Noninterest Expense:
  Salaries and employee benefits                     6,781       6,807
  Net occupancy                                      1,019       1,001
  Data processing                                      515         635
  Goodwill amortization                                768         663
  Other expenses                                     3,787       3,769
                                                ---------- -----------
    Total noninterest expense                       12,870      12,875
                                                ---------- -----------
Income before income taxes                          14,281      17,744
Income tax expense                                   4,978       6,259
                                                ---------- -----------
Net Income                                      $    9,303 $    11,485
                                                ========== ===========
Net Income per Common Share                     $     0.62 $      0.77
                                                ========== ===========
Cash Dividends Declared Per Common Share        $    0.125 $     0.100
                                                ========== ===========
Weighted Average Common and Common
  Equivalent Shares Outstanding                     15,000      15,012
                                                ========== ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                    Three Months Ended
                                                                         March 31
                                                                 -------------------------
(thousands)                                                        1997             1996
                                                                 ----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  9,303    $    11,485
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                              4,000          4,000
    Depreciation and amortization                                     702            500
    Accretion of investment and loan discounts                     (3,207)        (4,483)
    Goodwill amortization                                             768            663
    Gain on dispositions of student loans                          (3,004)        (1,045)
    Securities and other financial instruments gains, net            (116)        (1,907)
    (Increase) decrease in accrued interest receivable
        and other assets                                           (3,343)         2,208
    Increase in accrued interest payable, other liabilities and
        minority interest, net                                      7,898          8,835
                                                                 --------    -----------
          Net cash provided by operating activities                13,001         20,256

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity               454            595
Proceeds from maturities of available for sale securities         149,100         40,805
Proceeds from sales of available for sale securities                  539      1,489,157
Purchases of available for sale securities                        (81,837)    (1,498,329)
Purchases of loans                                                   (272)        (1,446)
Net (increase) decrease in loans                                    6,304        (38,110)
Purchases of premises and equipment, net                           (1,265)          (432)
Purchases of minority interest of and additional consideration
    for bank subsidiaries                                               -         (1,894)
                                                                 --------    -----------
          Net cash provided by (used in) investing activities      73,023         (9,654)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                           (12,453)        39,149
Increase (decrease) in short-term borrowings                       (1,636)         1,918
Issuance of common shares under the stock option plan                   -              9
Retirements of common shares                                            -         (5,233)
Cash dividends paid on common shares                               (1,852)        (1,503)
                                                                 --------    -----------
          Net cash provided by (used in) financing activities     (15,941)        34,340
                                                                 --------    -----------
Net increase in cash and cash equivalents                          70,083         44,942
Cash and cash equivalents at December 31, 1996 and 1995           156,008        107,975
                                                                 --------    -----------
Cash and cash equivalents at March 31, 1997 and 1996             $226,091    $   152,917
                                                                 ========    ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Condensed Consolidated Financial Statements
    -------------------------------------------

    The Condensed Consolidated Statements of Condition, Income and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CORUS BANKSHARES, Inc.'s consolidated financial statements for the three years ended December 31, 1996 included in CORUS' Annual Report and Form 10-K for the year ended December 31, 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

    Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (dilutive stock options) outstanding during the respective periods.

    Certain reclassifications have been made in the 1996 financial statements to conform to current accounting classifications.

2.  Student Loan Investigation
    --------------------------

    As disclosed previously, CORUS discovered that certain former employees in the student loan servicing area had falsified some records of telephone calls, from late 1993 to April 1994, to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of a student loan's government guarantee. CORUS terminated the employees involved and informed the U.S. Department of Education immediately upon discovery of the problem and the Department commenced an investigation.

    CORUS believes that the Department's investigation expanded in 1996 to include a review of whether CORUS' student loan division engaged in improper practices from 1988 to April 1994, including whether information contained on guarantee claim forms may have been falsified. If it is ultimately determined that CORUS acted illegally or violated Department policy or regulations, CORUS could (i) lose its government guarantees with respect to certain student loans and (ii) be required to repurchase a substantial amount of delinquent student loans for which CORUS previously received guarantee payments. In addition, CORUS or individual employees could be subject to substantial penalties.

    Shortly after notifying the Department of the problem, CORUS entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that CORUS is unable to state with certainty were not affected by incorrect servicing history documentation. As a result of this agreement, at March 31, 1997, there were $3.6 million of nonaccrual student loans for which CORUS has agreed not to seek guarantee payments during the investigation. In addition, management charged off $4.0 million of student loans during the first quarter of 1997 that were subject to the interim agreement. A total of $8.0 million of loans subject to the interim agreement have been charged off. The ultimate collectibility of the loans is uncertain.

    Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that CORUS will ultimately incur.

    CORUS does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


OPERATING RESULTS

For the three months ended March 31, 1997, net income was $9.3 million, or $0.62 per share, a decline of 19% from net income of $11.5 million, or $0.77 per share, for the same period in 1996. The following table summarizes the after-tax impact of certain significant and/or nonrecurring items that affect the comparability of the periods:


                                                                                                 Three Months Ended

                                                                                                      March 31
                                                                                      ----------------------------------------
  (thousands)                                                                                1997                  1996
                                                                                      ------------------    ------------------
  Net income                                                                             $     9,303          $     11,485
  After-tax impact of significant and/or nonrecurring items:
    Discount accretion in interest income from purchased student loan pools                      973                 2,662
    Loan fees from prepayment of a commercial real estate loan                                     -                   350
    Gain on dispositions of student loans                                                      1,953                   679
    Gains from securities and other financial instruments activities, net                         17                   923
                                                                                      ------------------    ------------------

  Earnings excluding significant and/or nonrecurring items                              $      6,360          $      6,871
                                                                                      ==================    ==================


Excluding the significant and/or nonrecurring items from the table above, earnings for the first quarter of 1997 were $6.4 million, a 7% decline from earnings of $6.9 million for the same period in 1996. This decline was primarily attributable to lower net interest income in the first quarter of 1997.

Net Interest Income
-------------------

The major source of earnings for CORUS is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of CORUS' net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.

                                                   Three Months Ended
                                                        March 31
                                           ----------------------------------
  (thousands)                                   1997                1996
                                           --------------      --------------
  Net interest income                        $   25,425          $   29,243
  Taxable equivalent adjustment                     231                 279
                                           --------------      --------------

  Taxable equivalent net interest income     $   25,656          $   29,522
                                           ==============      ==============

  Average earning assets                     $2,113,340          $2,039,586
                                           ==============      ==============

  Net interest margin (annualized)                 4.86%               5.79%
                                           ==============      ==============



                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


The following represents the impact the significant and/or nonrecurring items in the table above had on net interest income during the first quarter of 1997 and 1996:


                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                    -----------------------------------------
(thousands)                                                                                1997                   1996
                                                                                    ------------------     ------------------
Taxable equivalent net interest income                                                $     25,656           $     29,522
Significant and/or nonrecurring items:
  Discount accretion from purchased student loan pools                                       1,497                  4,096
  Loan fees from prepayment of a commercial real estate loan                                     -                    538
                                                                                    ------------------     ------------------

Taxable equivalent net interest income excluding significant and/or
nonrecurring items                                                                    $     24,159            $    24,888
                                                                                    ==================     ==================

Net interest margin excluding significant and/or nonrecurring items
(annualized)                                                                                  4.57%                  4.88%
                                                                                    ==================     ==================


The decline in annualized net interest margin after excluding significant and/or nonrecurring items for the first quarter of 1997, compared with the first quarter of 1996, was primarily due to lower rates charged and earned on loans and investments.

The following table represents a reconciliation of fully tax equivalent net interest income:

 (thousands)

 Fully tax equivalent net interest income for the three months ended March 31, 1996                   $     29,522
 Change due to average earning assets fluctuations                                                           1,068
 Change due to interest rate fluctuations                                                                   (2,143)
 Change due to student loan discount accretion                                                              (2,599)
 Change due to rate/volume fluctuations                                                                       (192)
                                                                                                    ------------------
 Fully tax equivalent net interest income for the three months ended March 31, 1997                   $     25,656
                                                                                                    ==================


Noninterest Income
------------------

For the first quarter of 1997, noninterest income increased $350,000 to $5.7 million, compared with $5.4 million for the first quarter of 1996. Gains on the dispositions of student loans increased $2.0 million in 1997. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted on student loans with discounts. In the first quarter of 1996, security and other financial instrument gains included a gain of $1.3 million from interest rate swaps that did not qualify for hedge accounting treatment. These swap agreements were terminated in the first quarter of 1996.

Noninterest Expense
-------------------

In the first quarter of 1997, noninterest expense decreased $5,000, compared with the first quarter of 1996. Data processing expense decreased $120,000 primarily due to expenses related to the merger of the subsidiary banks incurred in the first quarter of 1996. Goodwill amortization increased $105,000 due to additional goodwill that was recorded in the

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


second quarter of 1996 for the 1993 acquisition of Belmont National Bank and in the first and second quarters of 1996 for the purchase of the minority interests in CORUS' subsidiary banks.

The effective tax rate for the first quarter of 1997 was 34.9% versus 35.3% in 1996.

FINANCIAL CONDITION

Earning Assets
--------------

The following table details the composition of CORUS' earning assets:

                                                    March 31, 1997            December 31, 1996            March 31, 1996
(Dollars in thousands)                           Amount       Percent       Amount        Percent       Amount       Percent
                                             -------------------------  --------------------------  -------------------------
Loans:

  Commercial real estate                      $   676,316        32%     $   655,793         31%     $   626,947        31%
  Student                                         412,218        19          402,859         19          393,327        20
  Residential first mortgage                      269,505        13          286,042         14          310,720        16
  Home equity                                     177,106         8          188,755          9          185,698         9
  Commercial                                       53,473         3           61,852          3           58,698         3
  Consumer                                         26,657         1           27,844          1           27,677         1
                                             -------------------------  --------------------------  -------------------------
Total Loans                                     1,615,275        76        1,623,145         77        1,603,067        80
Securities other than common stocks               218,299        11          297,672         14          303,877        16
Common stocks                                     110,668         5           92,611          4           45,308         2
Federal funds sold and time deposits              170,500         8           98,500          5           45,010         2
                                             -------------------------  --------------------------  -------------------------

Total                                         $ 2,114,742       100%     $ 2,111,928        100%     $ 1,997,262       100%
                                             =========================  ==========================  =========================


Total loans at March 31, 1997 were $1.62 billion, a decrease of $7.8 million, or 0.5%, from December 31, 1996. Commercial real estate loans increased $20.5 million, or 3.1%, from December 31, 1996. At March 31, 1997, December 31, 1996 and March 31, 1996, the commercial real estate loan portfolio was comprised of the following:

                                         March 31      December 31    March 31
(thousands)                                1997           1996          1996
                                       ------------   ------------  ------------
Commercial real estate mortgage loans   $  611,989     $  614,506    $  591,845
Construction loans                          64,327         41,287        35,102
                                       ------------   ------------  ------------

Total commercial real estate loans      $  676,316     $  655,793    $  626,947
                                       ============   ============  ============


At March 31, 1997, unfunded construction loan commitments totaled $124.1 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at March 31, 1997:

       Investor-owned residential real estate           $   236,420
       Healthcare/Nursing                                   100,508
       Retail                                                88,904
       Office                                                74,889
       Industrial                                            59,224
       Condo/Loft conversion                                 38,383
       Hotel/Motel                                           34,340
       Other                                                 43,648
                                                       ---------------
       Total                                            $   676,316
                                                       ===============

From time to time, CORUS has purchased nonperforming student loans at substantial discounts to the face value of the loans. CORUS attempts to convert these loans to performing status and have their guarantees reinstated. The excess of the amount of performing loans converted over the cost of the loans is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $18.6 million at March 31, 1997.

At March 31, 1997, residential first mortgage and home equity loans decreased $16.5 and $11.6 million, or 5.8% and 6.2%, respectively, compared with December 31, 1996. During 1996, management strengthened the underwriting guidelines for both residential first mortgage and home equity loans, which led to a significant reduction in loan originations.

At March 31, 1997, total securities were $329.0 million, a decrease of $61.3 million, or 15.7%, from $390.3 million at December 31, 1996. The decrease in the securities balance was offset by a $72.0 million increase in federal funds sold. At March 31, 1997, CORUS held $110.7 million of investments in equity securities of publicly-traded bank holding companies, which were included in the available for sale securities classification. These securities represented minority investments in 42 companies with unrealized gains of $29.5 million. Gains of $113,000 and $405,000 were recognized on sales of these securities during the first quarter of 1997 and 1996, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


Allowance for Possible Loan Losses

A reconciliation of the activity in CORUS' allowance for possible loan losses is as follows:

                                                Three Months Ended
                                                     March 31
                                        ---------------------------------
 (thousands)                                1997                 1996
                                        ------------       -------------
 Balance at beginning of period          $    32,668         $    25,640
 Provision for possible loan losses            4,000               4,000
 Charge-offs                                  (6,538)               (931)
 Recoveries                                      199                 816
                                        ------------       -------------
 Balance at March 31                     $    30,329         $    29,525
                                        ============       =============
 Total loans at March 31                 $ 1,615,275         $ 1,603,067
                                        ============       =============
 Allowance as a percentage of loans             1.88%               1.84%
                                        ============       =============

In the first quarter of 1997, student loans totaling $4.0 million were charged off. These loans represent a portion of the loans that CORUS has agreed not to seek guarantee payments until the conclusion of the U.S. Department of Education's investigation under an interim agreement with the Department.
Refer to Note 2 to the condensed consolidated financial statements for further information.

In the first quarter of 1997, net charge-offs of home equity loans were $2.0 million. Management anticipates that there will continue to be significant charge-offs of home equity loans in 1997. Home equity loans that were originated at up to 100% of a property's value are charged off when they become delinquent 120 days past the due date. The underwriting guidelines for home equity loans were strengthened in 1996 resulting in a significant decrease in loan originations.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are student loans that CORUS has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $12.7, $15.2 and $12.4 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.



 (thousands)                                        March 31            December 31            March 31
                                                      1997                 1996                  1996
                                                  ------------         ------------          ------------
 Nonperforming loans:
   Residential first mortgage                     $     23,006         $     22,687          $      8,248
   Commercial real estate                                7,421                1,139                 8,566
   Commercial                                                2                   12                   149
   Home equity                                           3,834                2,844                 1,539
   Student                                               3,988                7,114                 8,894
   Consumer                                              1,020                1,409                   736
                                                  ------------         ------------          ------------
 Total nonperforming loans                              39,271               35,205                28,132
 Other real estate owned                                 2,099                2,691                 1,887
                                                  ------------         ------------          ------------
 Total nonperforming assets                       $     41,370         $     37,896          $     30,019
                                                  ============         ============          ============
 Nonaccrual loans included in non-
 performing loans above                           $     10,133         $      7,427          $     10,199
                                                  ============         ============          ============
 Nonperforming loans/Total loans                         2.43%                2.17%                 1.75%
 Nonperforming assets/Total assets                       1.86%                1.71%                 1.38%
 Allowance for loan losses/
   nonperforming loans                                  77.23%               92.79%               104.95%

Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. The increase in commercial real estate nonperforming loans was primarily due to the placement of $5.6 million of loans relating to a residential subdivision on nonaccrual status. Management believes that any losses on these residential subdivision loans will not be material.

Student Loan Investigation

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


Liabilities

The following table details the composition of deposit products by type:

                                                   March 31             December 31          March 31
                                                     1997                  1996                1996
                                                  ----------            -----------         -----------
  Demand                                              9%                  10%                  10%
  NOW                                                 5                    5                    5
  Money Market                                       50                   49                   48
  Savings                                            10                   10                   11
  Certificates of Deposit                            26                   26                   26
                                                  ----------            -----------         -----------
  Total                                            100%                 100%                 100%
                                                  ==========            ===========         ===========

At March 31, 1997, December 31, 1996 and March 31, 1996, CORUS had retail certificates of deposit obtained from brokers of $231.8, $227.3 and $219.8 million, respectively.

Capital

CORUS' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 9.7% at March 31, 1997, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 13.9% and 15.2%, respectively, exceeding the well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $13.0 million for the first quarter of 1997, compared with $20.3 million for the same period in 1996. The decrease was primarily due to an increase in accrued interest receivable and other assets.

Net cash provided by investing activities totaled $73.0 million for the first quarter of 1997, compared with net cash used in investing activities of $9.7 million in 1996. This change occurred primarily due to the investment of proceeds from maturities of available for sale securities in federal funds sold.

Net cash used in financing activities totaled $15.9 million for the first quarter of 1997, compared with net cash provided by financing activities of $34.3 million in 1996. The decrease in 1997 was primarily due to a reduction in deposits.


ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner as currently used by CORUS in computing earnings per share. SFAS No. 128 will be effective for CORUS' 1997 annual report. If SFAS No. 128 had been in effect during the first quarter of 1997, basic earnings per share would have been $0.63 per share and diluted earnings per share would have been $0.62 per share.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


FORWARD-LOOKING STATEMENTS

Statements made about CORUS' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause CORUS' actual results to differ materially include, but are not limited to, the following:

- Federal and state legislative and regulatory developments, including the ultimate resolution of the student loan investigation by the U.S. Department of Education;

- Changes in management's estimate of the adequacy of the allowance for possible loan losses;

-  Changes in the level and direction of loan delinquencies and write-offs;

- Interest rate movements and their impact on customer behavior and CORUS' net interest margin;

-  Changes in the overall mix of CORUS' loan and deposit products;

- The impact of repricing and competitors' pricing initiatives on loan and deposit products;

- CORUS' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;

-  CORUS' ability to access cost-effective funding; and

-  Economic conditions.

                             CORUS BANKSHARES, INC.
                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit 11 - Computation of Net Income per Common Share is on page 14.

          (b)    Reports on Form 8-K.

                 Registrant filed Current Report dated February 12, 1997 (Items 4 and 5).



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CORUS BANKSHARES, INC.
                                        (Registrant)



April 17, 1997                  By: /s/ Michael J. McClure
                                       -------------------------------------
                                       Michael J. McClure
                                       First Vice President and Chief
                                       Accounting Officer

                                       (Principal Accounting Officer and duly
                                        authorized Officer of Registrant)