Form 10-Q
period 1997-06-30
CORUS BANKSHARES INC
filed 1997-07-18
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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



                                 (773) 388-3088
                        (Registrant's telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   X         No
                                  ---            ---


As of June 30, 1997, the Registrant had 14,820,242 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 June 30, 1997



PART I - FINANCIAL INFORMATION.                                             PAGE

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Condition (unaudited) -
              June 30, 1997, December 31, 1996 and June 30, 1996.              1

              Condensed Consolidated Statements of Income (unaudited) -
              Three and Six Months Ended June 30, 1997 and 1996.               2

              Condensed Consolidated Statements of Cash Flows (unaudited) -
              Six Months Ended June 30, 1997 and 1996.                         3

              Notes to Condensed Consolidated Financial Statements
              (unaudited).                                                     4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              5


PART II - OTHER INFORMATION.

     Item 4.  Submission of Matters to a Vote of Security Holders.            13

     Item 6.  Exhibits and Reports on Form 8-K.                               13

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                              June 30   December 31   June 30
(thousands)                                                                    1997        1996        1996
                                                                           ----------- ------------- ---------
Assets
     Cash and due from banks - noninterest bearing                         $   52,571   $  57,508   $ 100,249
     Federal funds sold                                                        90,400      98,500       2,470
     Securities:
         Available for sale, at fair value                                    416,669     379,029     417,855
         Held to maturity, at amortized cost                                   10,136      11,254      13,828
                                                                           ----------  ----------   ---------
         Total Securities                                                     426,805     390,283     431,683
     Loans, net of unearned discount                                        1,566,165   1,623,145   1,624,158
         Less: Allowance for possible loan losses                              27,750      32,668      32,035
                                                                           ----------  ----------   ---------
         Net Loans                                                          1,538,415   1,590,477   1,592,123
     Premises and equipment, net                                               29,392      28,650      26,926
     Accrued interest receivable and other assets                              37,293      40,919      41,285
     Goodwill, net of accumulated amortization                                 10,523      12,191      13,690
                                                                           ----------  ----------   ---------
Total Assets                                                               $2,185,399  $2,218,528  $2,208,426
                                                                           ===========  ========== ==========
Liabilities & Shareholders' Equity
      Deposits:
          Noninterest-bearing                                              $  190,264  $  195,324  $  209,264
          Interest-bearing                                                  1,645,877   1,705,355   1,691,124
                                                                           ----------  ----------   ---------
          Total Deposits                                                    1,836,141   1,900,679   1,900,388
      Short-term borrowings                                                     9,113       6,317      22,091
      Federal Home Loan Bank advances                                          40,000      40,000      40,000
      Accrued interest payable and other liabilities                           39,017      35,942      36,851
                                                                           ----------  ----------  ----------
Total Liabilities                                                           1,924,271   1,982,938   1,999,330
Shareholders' Equity
      Common stock, Surplus & Retained Earnings                               236,063     219,822     201,912
      Net unrealized gains on available for sale securities                    25,065      15,768       7,184
                                                                           ----------  ----------  ----------
Total Shareholders' Equity                                                    261,128     235,590     209,096
                                                                           ----------  ----------  ----------
Total Liabilities and Shareholders' Equity                                 $2,185,399  $2,218,528  $2,208,426
                                                                           ==========  ==========  ==========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                  Three Months Ended                            Six Months Ended
                                                         June 30                                     June 30
                                                  --------------------------                 ---------------------------
(thousands, except per share data)                  1997             1996                      1997            1996
                                                  ---------       ----------                 ----------       ----------

Interest Income                                   $  47,018       $   48,074                 $   92,727       $   97,295
Interest Expense                                     20,531           19,917                     40,815           39,895
                                                  ---------       ----------                 ----------       ----------
    Net Interest Income                              26,487           28,157                     51,912           57,400
Provision for Possible Loan Losses                    4,000            4,000                      8,000            8,000
                                                  ---------       ----------                 ----------       ----------
    Net Interest Income after Provision
        for Possible Loan Losses                     22,487           24,157                     43,912           49,400
Noninterest Income:
    Service charges on deposit accounts               2,191            2,508                      4,487            4,903
    Trust services                                      184               93                        351              214
    Gain on dispositions of loans                     3,279            1,704                      6,283            2,749
    Other income                                        538              335                        770              730
    Trading account losses, net                        (105)               0                       (194)               0
    Securities and other financial
        instruments gains, net                          804              199                        920            1,619
                                                  ---------       ----------                 ----------       ----------
        Total noninterest income                      6,891            4,839                     12,617           10,215
Noninterest Expense:
    Salaries and employee benefits                    6,861            6,707                     13,642           13,514
    Net occupancy                                     1,033              964                      2,052            1,965
    Data processing                                     523              571                      1,038            1,206
    Goodwill amortization                               764              698                      1,532            1,361
    Other expenses                                    3,559            3,603                      7,346            7,372
                                                  ---------       ----------                 ----------       ----------
        Total noninterest expense                    12,740           12,543                     25,610           25,418
                                                  ---------       ----------                 ----------       ----------
Income before income taxes                           16,638           16,453                     30,919           34,197
Income tax expense                                    5,848            5,811                     10,826           12,070
                                                  ---------       ----------                 ----------       ----------
Net Income                                        $  10,790       $   10,642                 $   20,093       $   22,127
                                                  =========       ==========                 ==========       ==========
Net Income per Common Share                       $    0.72       $     0.71                      $1.34       $     1.47
                                                  =========       ==========                 ==========       ==========

Cash Dividends Declared Per Common Share          $   0.135       $    0.125                 $    0.260       $    0.225
                                                  =========       ==========                 ==========       ==========
Weighted Average Common and Common
    Equivalent Shares Outstanding                    14,971           14,992                     14,986           15,002
                                                  =========       ==========                 ==========       ==========



See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Months Ended
                                                                     June 30
                                                              --------------------
(thousands)                                                    1997         1996
                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $20,093     $22,127
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                            8,000       8,000
    Depreciation and amortization                                 1,454       1,064
    Accretion of investment and loan discounts                   (6,969)     (9,140)
    Goodwill amortization                                         1,532       1,361
    Gain on dispositions of student loans                        (6,283)     (2,749)
    Securities and other financial instruments gains, net          (612)     (1,619)
    Increase in accrued interest receivable and other assets     (1,380)       (378)
    Increase in accrued interest payable, other liabilities
        and minority interest, net                                3,064       8,760
                                                              ---------    --------
          Net cash provided by operating activities              18,899      27,426

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity           1,125         739
Proceeds from maturities of available for sale securities       246,270      94,805
Proceeds from sales of available for sale securities             35,376   1,491,040
Purchases of available for sale securities                     (299,978) (1,636,432)
Maturities of interest-bearing deposits with banks                    0      25,000
Purchases of loans                                                 (343)     (2,191)
Net (increase) decrease in loans                                 53,257     (54,246)
Purchases of premises and equipment, net                         (2,196)     (1,196)
Purchases of minority interest of and additional consideration
    for bank subsidiaries                                             0      (4,103)
                                                              ---------    --------
          Net cash provided by (used in) investing activities    33,511     (86,584)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                         (64,538)      1,848
Increase in short-term borrowings                                 2,796      20,263
Proceeds from Federal Home Loan Bank advances                         0      40,000
Issuance of common shares under the stock option plan                 0           9
Retirements of common shares                                          0      (5,233)
Cash dividends paid on common shares                             (3,705)     (2,985)
                                                              ---------    --------
          Net cash provided by (used in) financing activities   (65,447)     53,902
                                                              ---------    --------
Net decrease in cash and cash equivalents                       (13,037)     (5,256)
Cash and cash equivalents at December 31, 1996 and 1995         156,008     107,975
                                                              ---------    --------
Cash and cash equivalents at June 30, 1997 and 1996            $142,971    $102,719
                                                              =========    ========
See accompanying notes.

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

  Shortly after notifying the Department of the problem, CORUS entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that CORUS is unable to state with certainty were not affected by incorrect servicing history documentation. As a result of this agreement, at June 30, 1997, there were $447,000 of nonaccrual student loans for which CORUS has agreed not to seek guarantee payments during the investigation. In addition, management charged off against the allowance for possible loan losses $4.0 million of student loans that were subject to the interim agreement during both the first and second quarters of 1997. A total of $12.0 million of loans subject to the interim agreement have been charged off against the allowance for possible loan losses. The ultimate collectibility of the loans is uncertain.

  Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that CORUS will ultimately incur.

  CORUS does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


OPERATING RESULTS

For the three months ended June 30, 1997, net income was $10.8 million, or $0.72 per share, an increase of 1.4% from net income of $10.6 million, or $0.71 per share, for the same period in 1996. For the first six months of 1997, net income was $20.0 million, or $1.34 per share, a decline of 9.2% from net income of $22.1 million, or $1.47 per share, for the same period in 1996.

Net Interest Income

The major source of earnings for CORUS is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of CORUS' net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.


                                      Three Months Ended                      Six Months Ended
                                           June 30                                June 30
                                  --------------------------           --------------------------
(thousands)                           1997          1996                   1997          1996
                                  ------------  ------------           ------------  ------------
Net interest income                $   26,487    $   28,157              $   51,912   $   57,400
Taxable equivalent adjustment             223           273                     454          552
                                  -----------   -----------            ------------  -----------
Taxable equivalent net
  interest income                  $   26,710    $   28,430              $   52,366   $   57,952
                                  ===========   ===========            ============  ===========
Average earning assets             $2,117,598    $2,073,991              $2,115,492   $2,070,965
                                  ===========   ===========            ============  ===========
Net interest margin (annualized)        5.05%         5.48%                   4.95%        5.60%
                                  ===========   ===========            ============  ===========

The following represents the impact certain significant and/or nonrecurring items had on net interest income:


                                             Three Months Ended           Six Months Ended
                                                  June 30                     June 30
                                         --------------------------  --------------------------
(thousands)                                  1997          1996          1997          1996
                                         ------------  ------------  ------------  ------------
Taxable equivalent net interest income       $26,710       $28,430       $52,366       $57,952
Significant and/or nonrecurring items:
 Discount accretion in interest income
  from purchased student loan pools            1,072         3,699         2,569         7,795
 Loan fees from prepayment of a
  commercial real estate loan                  1,145             -         1,145           538
                                             -------       -------       -------       -------
Taxable equivalent net interest income
excluding significant and/or
nonrecurring items                           $24,493       $24,731       $48,652       $49,619
                                             =================================================
Net interest margin excluding
significant and/or nonrecurring items           4.63%         4.77%         4.60%         4.79%
                                             =======       =======       =======       =======


                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


The declines in annualized net interest margin after excluding significant and/or nonrecurring items for the second quarter and first six months of 1997, compared with the comparable periods of 1996, were primarily due to lower rates charged and earned on loans and investments.

The following table represents a reconciliation of fully tax equivalent net interest income:
(thousands)



Fully tax equivalent net interest income for the six months ended June 30, 1996                    $57,952
Change due to average earning assets fluctuations                                                    1,247
Change due to interest rate fluctuations other than student loan discount accretion                 (1,465)
Change due to student loan discount accretion                                                       (5,266)
Change due to rate/volume fluctuations                                                                (102)
                                                                                                  ========
Fully tax equivalent net interest income for the six months ended June 30, 1997                    $52,366
                                                                                                  ========

Noninterest Income

For the second quarter of 1997, noninterest income increased $2.1 million to $6.9 million, compared with $4.8 million in 1996. Service charge fee income declined $317,000 to $2.2 million primarily due to lower return and overdraft fee income. Gains on the dispositions of loans increased $1.6 million. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted. Other income increased $203,000 to $538,000 due to higher gains from the sales of other real estate owned properties. Securities and other financial instruments gains increased $605,000 to $804,000. These gains included a $496,000 net gain from the sales of certain bank stocks in CORUS' portfolio and a $308,000 gain from the termination of an interest rate swap agreement. The swap provided an interest rate hedge on a specific loan that was prepaid in the second quarter of 1997. If an interest rate swap that qualifies for hedge accounting treatment is terminated, the related gain or loss is deferred as a basis adjustment to the item being hedged. However, if the item being hedged has been eliminated, the related gain or loss is included in securities and other financial intruments gains and losses.

For the first six months of 1997, noninterest income increased $2.4 million to $12.6 million, compared with $10.2 million in 1996. Service charge fee income declined $416,000 to $4.5 million primarily due to lower return and overdraft fee income. Gains on the dispositions of loans increased $3.5 million. In 1996, securities and other financial instruments gains included a gain of $1.3 million from interest rate swaps that did not qualify for hedge accounting treatment. These swap agreements were terminated in the first quarter of 1996.

Noninterest Expense

In the second quarter of 1997, noninterest expense increased $197,000, or 1.6%, to $12.7 million, compared with $12.5 million in 1996. In the first six months of 1997, noninterest expense increased $192,000, or 0.8%, to $25.6 million, compared with $25.4 million in 1996. CORUS' efficiency ratio for the second quarter and first six months of 1997 was 36.4% and 37.5%, respectively.

The effective tax rate for the second quarter of 1997 was 35.1% versus 35.3% in 1996. For the six months ended June 30, 1997 and 1996, the effective tax rate was 35.0% and 35.3%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


FINANCIAL CONDITION

Earning Assets

The following table details the composition of CORUS' earning assets:


                                         June 30, 1997         December 31, 1996         June 30, 1996
(Dollars in thousands)                  Amount     Percent     Amount      Percent      Amount     Percent
                                     ------------  -------  ------------  ---------  ------------  -------
Loans:
 Commercial real estate                $  672,913      32%    $  655,793        31%    $  625,458      30%
 Student                                  404,828      20        402,859        19        391,894      19
 Residential first mortgage               251,744      12        286,042        14        319,093      16
 Home equity                              162,293       8        188,755         9        193,548       9
 Commercial                                48,557       2         61,852         3         61,626       3
 Consumer                                  25,830       1         27,844         1         32,539       2
                                     ------------  ------   ------------  --------   ------------  ------
Total Loans                             1,566,165      75      1,623,145        77      1,624,158      79
Securities other than common stocks       318,070      16        297,672        14        385,063      19
Common stocks                             108,735       5         92,611         4         46,620       2
Federal funds sold                         90,400       4         98,500         5          2,470       -
                                     ------------  ------   ------------  --------   ------------  ------
Total                                  $2,083,370     100%    $2,111,928       100%    $2,058,311     100%
                                     ============  ======   ============  ========   ============  ======

Total loans at June 30, 1997 were $1.57 billion, a decline of $57.0 million, or 3.5%, from December 31, 1996. Commercial real estate loans increased $17.1 million, or 2.6%, from December 31, 1996. At June 30, 1997, December 31, 1996 and June 30, 1996, the commercial real estate loan portfolio was comprised of the following:


                                         June 30     December 31     June 30
(thousands)                                1997          1996          1996
                                       ------------  ------------  ------------
Commercial real estate mortgage loans      $585,427      $614,506      $585,793
Construction loans                           87,486        41,287        39,665
                                       ------------  ------------  ------------
Total commercial real estate loans         $672,913      $655,793      $625,458
                                       ============  ============  ============

At June 30, 1997, unfunded construction loan commitments totaled $123.9 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at June 30, 1997 (in thousands):


Investor-owned residential real estate        $221,325
Healthcare/Nursing                             102,763
Retail                                          96,247
Industrial                                      66,660
Hotel/Motel                                     58,230
Office                                          53,900
Condo/Loft conversion                           35,093
Other                                           38,695
                                              --------
Total                                         $672,913
                                              ========


From time to time, CORUS has purchased nonperforming student loans at substantial discounts to the face value of the loans. CORUS attempts to convert these loans to performing status and have their guarantees reinstated. The excess of the amount of performing loans converted over the cost of the loans is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $16.9 million at June 30, 1997.

At June 30, 1997, residential first mortgage and home equity loans declined $34.3 and $26.5 million, or 12.0% and 14.0%, respectively, compared with December 31, 1996. During 1996, management strengthened the underwriting guidelines for both residential first mortgage and home equity loans, which led to a significant reduction in loan originations.

At June 30, 1997, total securities were $426.8 million, an increase of $36.5 million, or 9.4%, from $390.3 million at December 31, 1996. At June 30, 1997, CORUS held $108.7 million of investments in equity securities of publicly-traded bank holding companies, which were included in the available for sale securities classification. These securities represented minority investments in 42 companies with unrealized gains of $38.7 million. Changes in the market value of these securities are included in shareholders' equity on an after-tax basis, but are not included in income until the securities are sold. During the second quarter and first six months of 1997, the pretax unrealized gains on this portfolio increased by $9.2 and $14.5 million, respectively.

On July 3, 1997, CORUS entered into two six-month option collar agreements to minimize the market risk associated with the bank stock portfolio. The collar agreements consist of a purchased put option and a written call option on the
S&P 500 index.   Both the put and call options have a combined notional value of $113.0 million with the put option strike price at 915 and the call option strike price at 1,036. The $3.4 million net cost of the agreements will be amortized on a straight-line basis and included in securities and other financial instruments gains and losses.

The purchased put options will be carried at market value with any unrealized gains included, net of tax, in net gains on available for sale securities in shareholders' equity. Any realized gains from the exercise or settlement of the put options will be deferred as a basis adjustment to the related securities. The written call options will also be carried at market value with any losses included in securities and other financial instruments gains and losses.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


Allowance for Possible Loan Losses

A reconciliation of the activity in CORUS' allowance for possible loan losses is as follows:


                                        Three Months Ended            Six Months Ended
                                              June 30                      June 30
                                    ---------------------------  ---------------------------
(thousands)                             1997           1996          1997           1996
                                    -------------  ------------  -------------  ------------
Balance at beginning of period        $   30,329    $   29,525     $   32,668    $   25,640
Provision for possible loan losses         4,000         4,000          8,000         8,000
Charge-offs                               (6,797)       (1,558)       (13,335)       (2,489)
Recoveries                                   218            68            417           884
                                    ------------   -----------   ------------   -----------
Balance at June 30                    $   27,750    $   32,035     $   27,750    $   32,035
                                    ============   ===========   ============   ===========
Loans at June 30                      $1,566,165    $1,624,158     $1,566,165    $1,624,158
                                    ============   ===========   ============   ===========
Allowance as a percentage of loans          1.77%         1.97%          1.77%         1.97%
                                    ============   ===========   ============   ===========

The increase in net charge-offs in the second quarter of 1997 was due to a $4.0 million charge-off of delinquent student loans and $2.3 million of home equity net charge-offs. For the first six months of 1997, there were net charge-offs of $8.0 million for student loans and $4.3 million for home equity loans. The student loan charge-offs were for a portion of the loans that CORUS has agreed not to seek guarantee payments under an interim agreement with the U.S. Department of Education until the conclusion of the Department's investigation. Refer to the student loan investigation section following for further information. Home equity loans that were originated at up to 100% of the underlying property's value are charged off when they become delinquent 120 days past the due date. The underwriting guidelines for home equity loans were strengthened in 1996 resulting in a significant decrease in loan originations.

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are student loans that CORUS has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $12.4, $15.2 and $11.7 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



(thousands)                               June 30      December 31     June 30
                                            1997           1996         1996
                                       --------------  ------------  -----------
Nonperforming loans:
Residential first mortgage                   $22,460       $22,687      $14,648
Commercial real estate                         5,444         1,139        6,213
Commercial                                        10            12           42
Home equity                                    3,611         2,844        2,033
Student                                          975         7,114        9,216
Consumer                                         880         1,409          683
                                       -------------   -----------   ----------
Total nonperforming loans                     33,380        35,205       32,835
Other real estate owned                        3,881         2,691        1,382
                                       -------------   -----------   ----------
Total nonperforming assets                   $37,261       $37,896      $34,217
                                       =============   ===========   ==========
Nonaccrual loans included in
non-performing loans above                   $ 9,686       $ 7,427      $10,241
                                       =============   ===========   ==========
Nonperforming loans/Total loans                2.13%         2.17%        2.02%
Nonperforming assets/Total assets              1.70%         1.71%        1.55%
Allowance for loan losses/
nonperforming loans                           83.13%        92.79%       97.56%

Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At June 30, 1997, other real estate owned was comprised of four commercial real estate properties with a carrying value of $314,000 and twenty-four single-family, residential properties with a carrying value of $3.6 million. During the first six months of 1997, six commercial real estate properties that had a carrying value of $1.1 million were sold for a net gain of $204,000 and ten single-family, residential properties that had a carrying value of $1.5 million were sold for a net gain of $18,000.

Student Loan Investigation

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

Liabilities

The following table details the composition of deposit products by type:


                         June 30  December 31  June 30
                          1997       1996       1996
                         -------  -----------  -------
Demand                       10%        10%      11%
NOW                           5          5        5
Money Market                 51         49       48
Savings                      10         10       11
Certificates of Deposit      24         26       25
                          -----      -----    -----
Total                      100%       100%     100%
                          =====      =====    =====

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


At June 30, 1997, December 31, 1996 and June 30, 1996, CORUS had retail certificates of deposit obtained from brokers of $180.1, $227.3 and $219.8 million, respectively.

Capital

CORUS' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.2% at June 30, 1997, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 15.5% and 16.8%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $18.9 million for the first six months of 1997, compared with $27.5 million for the same period in 1996. The decrease was primarily due to a smaller increase in accrued interest payables and other liabilities.

Net cash provided by investing activities totaled $33.5 million for the first six months of 1997, compared with net cash used in investing activities of $86.6 million in 1996. This change occurred primarily due to a decrease in the amount of loans outstanding in 1997.

Net cash used in financing activities totaled $65.4 million for the first six months of 1997, compared with net cash provided by financing activities of $53.9 million in 1996. The decrease in 1997 was primarily due to a reduction in deposits and the borrowing of Federal Home Loan Bank advances in 1996.


ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner as currently used by CORUS in computing earnings per share. SFAS No. 128 will be effective for CORUS' 1997 annual report. If SFAS No. 128 had been in effect during 1997, basic earnings per share would have been $0.73 and $1.36 per share and diluted earnings per share would have been $0.72 and $1.34 per share for the three and six months ended June 30, 1997, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

     (a) The Annual Meeting of Shareholders was held on May 21, 1997.

     (c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

     (1) The election of seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:


                  Director             Votes For         Votes Withheld
                 ------------          ----------        --------------

         Joseph C. Glickman             14,585,478                10,996
         Robert J. Glickman             14,588,078                 8,396
         Karl H. Horn                   14,570,012                26,462
         Michael Levitt                 14,588,078                 8,396
         Rodney D. Lubeznik             14,576,692                19,782
         Michael Tang                   14,576,992                19,482
         William H. Wendt, III          14,588,058                 8,416


     (2) The ratification of the appointment of Arthur Andersen LLP as CORUS' independent accountants for the 1997 fiscal year:


             Votes For   Votes Against  Abstentions
             ----------  -------------  -----------
             14,577,984     28,866         9,624

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit  11 - Computation of Net Income per Common Share is on page
         15.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CORUS BANKSHARES, INC.
                                           (Registrant)



July 17, 1997                          By: /s/ Michael J. McClure
                                           ----------------------
                                           Michael J. McClure
                                           First Vice President and
                                           Chief Accounting Officer

                                           (Principal Accounting
                                            Officer and duly authorized
                                            Officer of Registrant)