Form 10-Q
period 1997-09-30
CORUS BANKSHARES INC
filed 1997-10-23
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


As of September 30, 1997, the Registrant had 14,750,742 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, Inc.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 1997


PART I - FINANCIAL INFORMATION.                                                                 PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Condition
                  (unaudited) - September 30, 1997, December 31, 1996 and
                  September 30, 1996.                                                              1

                  Condensed Consolidated Statements of Income (unaudited)
                  - Three and Nine Months Ended September 30, 1997 and 1996.                       2

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited) - Nine Months Ended September 30, 1997 and 1996.                     3


                  Notes to Condensed Consolidated Financial Statements (unaudited).                4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            5


PART II - OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K.                                               13


                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                  September 30   December 31  September 30
(thousands)                                                           1997          1996          1996
                                                                  ------------   -----------  ------------
Assets
   Cash and due from banks - noninterest bearing                 $   64,039    $   57,508    $   61,798
   Federal funds sold                                                42,800        98,500        17,000
   Interest-bearing deposits with banks                              13,000             -             -
   Securities:
      Available for sale, at fair value                             525,182       379,029       408,158
      Held to maturity, at amortized cost                             9,642        11,254        12,948
                                                                 ----------    ----------    ----------
      Total Securities                                              534,824       390,283       421,106
   Loans, net of unearned discount                                1,543,278     1,623,145     1,606,759
      Less: Allowance for possible loan losses                       28,969        32,668        35,195
                                                                 ----------    ----------    ----------
      Net Loans                                                   1,514,309     1,590,477     1,571,564
   Premises and equipment, net                                       29,671        28,650        27,743
   Accrued interest receivable and other assets                      45,592        40,919        42,357
   Goodwill, net of accumulated amortization                          9,758        12,191        12,952
                                                                 ----------    ----------    ----------
Total Assets                                                     $2,253,993    $2,218,528    $2,154,520
                                                                 ==========    ==========    ==========

Liabilities & Shareholders' Equity
   Deposits:
      Noninterest-bearing                                        $  183,670    $  195,324    $  188,751
      Interest-bearing                                            1,692,004     1,705,355     1,656,549
                                                                 ----------    ----------    ----------
      Total Deposits                                              1,875,674     1,900,679     1,845,300
   Short-term borrowings                                              4,616         6,317        10,085
   Federal Home Loan Bank advances                                   40,000        40,000        40,000
   Accrued interest payable and other liabilities                    56,563        35,942        38,213
                                                                 ----------    ----------    ----------
Total Liabilities                                                 1,976,853     1,982,938     1,933,598
Shareholders' Equity
   Common stock, Surplus & Retained Earnings                        241,847       219,822       211,059
   Net unrealized gains on available for sale securities             35,293        15,768         9,863
                                                                 ----------    ----------    ----------
Total Shareholders' Equity                                          277,140       235,590       220,922
                                                                 ----------    ----------    ----------
Total Liabilities and Shareholders' Equity                       $2,253,993    $2,218,528    $2,154,520
                                                                 ==========    ==========    ==========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                         Three Months Ended         Nine Months Ended
                                            September 30               September 30
                                         ------------------         -----------------
(thousands, except per share data)        1997         1996         1997        1996
                                          ----         ----         ----        ----
Interest Income                          $45,829      $47,568     $138,556    $144,863
Interest Expense                          20,639       20,211       61,454      60,106
                                         -------      -------     --------    --------
   Net Interest Income                    25,190       27,357       77,102      84,757
Provision for Possible Loan Losses         4,000        4,000       12,000      12,000
                                         -------      -------     --------    --------
   Net Interest Income after Provision
      for Possible Loan Losses            21,190       23,357       65,102      72,757
Noninterest Income:
   Service charges on deposit accounts     2,034        2,330        6,521       7,233
   Trust services                            114          112          465         326
   Gain on dispositions of loans           2,579        2,388        8,862       5,137
   Other income                              277          274        1,047         909
   Trading account losses, net               (27)           -         (221)          -
   Securities and other financial
      instruments gains, net               1,961        1,244        2,881       2,863
                                         -------      -------     --------    --------
      Total noninterest income             6,938        6,348       19,555      16,468
Noninterest Expense:
   Salaries and employee benefits          6,919        6,200       20,561      19,714
   Net occupancy                           1,026        1,044        3,078       3,009
   Data processing                           471          707        1,509       1,913
   Goodwill amortization                     764          767        2,296       2,128
   Other expenses                          3,318        3,899       10,664      11,176
                                         -------      -------     --------    --------
      Total noninterest expense           12,498       12,617       38,108      37,940
                                         -------      -------     --------    --------
Income before income taxes                15,630       17,088       46,549      51,285
Income tax expense                         5,466        6,086       16,292      18,156
                                         -------      -------     --------    --------
Net Income                               $10,164      $11,002     $ 30,257    $ 33,129
                                         =======      =======     ========    ========
Net Income per Common Share              $  0.68      $  0.73     $   2.02    $   2.21
                                         =======      =======     ========    ========
Cash Dividends Declared Per Common Share $ 0.135      $ 0.125     $  0.395    $  0.350
                                         =======      =======     ========    ========
Weighted Average Common and Common
   Equivalent Shares Outstanding          14,967       14,989       14,980      14,994
                                         =======      =======     ========    ========


See accompanying notes.

                            CORUS BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                            Nine Months Ended
                                                                               September 30
                                                                          ---------------------
(thousands)                                                               1997             1996
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                             $  30,257       $    33,129
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses                                    12,000            12,000
    Depreciation and amortization                                          2,237             1,622
    Accretion of investment and loan discounts                           (10,919)          (14,673)
    Goodwill amortization                                                  2,296             2,128
    Gain on dispositions of student loans                                 (8,862)           (5,137)
    Securities and other financial instruments gains, net                 (4,224)           (2,863)
    Increase in accrued interest receivable and other assets              (4,673)           (1,450)
    Increase in accrued interest payable and other liabilities, net        9,970             8,680
                                                                       ---------       -----------
          Net cash provided by operating activities                       28,082            33,436

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                    1,620             1,619
Proceeds from maturities of available for sale securities                336,270           138,855
Proceeds from sales of available for sale securities                      42,270         3,376,954
Purchases of available for sale securities                              (482,998)       (3,548,837)
Purchases of federal funds sold with greater than 90 day maturities      (20,000)                -
Proceeds from maturities of interest-bearing deposits with banks               -            25,000
Purchases of interest-bearing deposits with banks                        (13,000)                -
Purchases of loans                                                          (426)           (3,329)
Net (increase) decrease in loans                                          76,934           (31,126)
Purchases of premises and equipment, net                                  (3,258)           (2,571)
(Purchases of) reduction in minority interest of and additional
    consideration for bank subsidiaries                                      137            (4,132)
                                                                       ---------       -----------
          Net cash used in investing activities                          (62,451)          (47,567)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in deposit accounts                                             (25,005)          (53,240)
Increase (decrease) in short-term borrowings                              (1,701)            8,257
Proceeds from Federal Home Loan Bank advances                                  -            40,000
Issuance of common shares under the stock option plan                          -                 9
Retirements of common shares                                              (2,387)           (5,233)
Cash dividends paid on common shares                                      (5,707)           (4,839)
                                                                       ---------       -----------
          Net cash used in financing activities                          (34,800)          (15,046)
                                                                       ---------       -----------
Net decrease in cash and cash equivalents                                (69,169)          (29,177)
Cash and cash equivalents at December 31, 1996 and 1995                  156,008           107,975
                                                                       ---------       -----------
Cash and cash equivalents at September 30, 1997 and 1996               $  86,839       $    78,798
                                                                       =========       ===========

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

   Shortly after notifying the Department of the problem, CORUS entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that CORUS is unable to state with certainty were not affected by incorrect servicing history documentation. Management charged off against the allowance for possible loan losses $1.5 million of student loans during the third quarter of 1997 and $4.0 million of student loans during each of the first two quarters of 1997 and the fourth quarter of 1996 that were subject to the interim agreement. A total of $13.5 million of loans subject to the interim agreement have been charged off against the allowance for possible loan losses. The ultimate collectibility of the loans is uncertain.

   Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that CORUS will ultimately incur.

   CORUS does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


OPERATING RESULTS

For the three months ended September 30, 1997, net income was $10.2 million, or $0.68 per share, a decline of 7.6% from net income of $11.0 million, or $0.73 per share, for the same period in 1996. For the first nine months of 1997, net income was $30.3 million, or $2.02 per share, a decline of 8.7% from net income of $33.1 million, or $2.21 per share, for the same period in 1996.

Net Interest Income

The major source of earnings for CORUS is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table represents a summary of CORUS' net interest income and related net interest margin, as calculated on a fully taxable equivalent basis.



                                      Three Months Ended                      Nine Months Ended
                                         September 30                           September 30
                                   ------------------------              -------------------------
(thousands)                           1997          1996                      1997        1996
                                      ----          ----                      ----        ----
 Net interest income               $   25,190    $   27,357                  $77,102   $   84,757
 Taxable equivalent adjustment            211           261                      665          813
                                   ----------    ----------               ----------   ----------
 Taxable equivalent net
  interest income                  $   25,401    $   27,618                  $77,767   $   85,570
                                   ==========    ==========               ==========   ==========
 Average earning assets            $2,127,957    $2,069,878               $2,119,987   $2,069,645
                                   ==========    ==========               ==========   ==========
 Net interest margin (annualized)        4.77%         5.34%                    4.89%        5.51%
                                   ==========    ==========               ==========   ==========

The following represents the impact certain significant and/or nonrecurring items had on net interest income:



                                             Three Months Ended          Nine Months Ended
                                                September 30                September 30
                                         --------------------------  --------------------------
(thousands)                                  1997          1996          1997          1996
                                         ------------  ------------  ------------  ------------
Taxable equivalent net interest income       $25,401       $27,618       $77,767       $85,570
Significant and/or nonrecurring items:
 Discount accretion in interest income
  from purchased student loan pools              949         3,035         3,478        10,830
 Loan fees from prepayments of
  commercial real estate loans                     -             -         1,145           538
                                             -------       -------       -------       -------
Taxable equivalent net interest income
excluding significant and/or
nonrecurring items                           $24,452       $24,583       $73,144       $74,202
                                             =======       =======       =======       =======
Net interest margin excluding
significant and/or nonrecurring items           4.60%         4.75%         4.60%         4.78%
                                             =======       =======       =======       =======

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


The declines in annualized net interest margin after excluding significant and/or nonrecurring items for the third quarter and first nine months of 1997, compared with the comparable periods of 1996, were primarily due to lower rates charged and earned on loans and investments.

The following table represents a reconciliation of fully tax equivalent net interest income:


(thousands)
Fully tax equivalent net interest income for the nine months ended September 30, 1996             $85,570
Change due to average earning assets fluctuations                                                   2,080
Change due to interest rate fluctuations other than student loan discount accretion                (2,271)
Change due to student loan discount accretion                                                      (7,352)
Change due to rate/volume fluctuations                                                               (260)
                                                                                                  -------
Fully tax equivalent net interest income for the nine months ended September 30, 1997             $77,767
                                                                                                  =======

Noninterest Income

For the third quarter of 1997, noninterest income increased $590,000 to $6.9 million, compared with $6.3 million in 1996. Service charge fee income declined $296,000 to $2.0 million primarily due to lower return and overdraft fee income. Gains on the dispositions of loans increased $191,000 to $2.6 million. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted. Securities and other financial instruments gains increased $717,000 to $2.0 million. These gains included a $3.6 million net gain from the sales of certain bank stocks in CORUS' portfolio, which was partially offset by $1.6 million of expense associated with the net premium amortization of option contracts entered into by CORUS to hedge the market risk associated with the bank stock portfolio.

For the first nine months of 1997, noninterest income increased $3.1 million to $19.6 million, compared with $16.5 million in 1996. Service charge fee income declined $712,000 to $6.5 million primarily due to lower return and overdraft fee income. Gains on the dispositions of loans increased $3.7 million. The net gain from the sales of certain bank stocks in CORUS' portfolio was $4.2 million in 1997, compared with $2.1 million for the same period in 1996. In 1996, securities and other financial instruments gains also included a gain of $1.3 million from interest rate swaps that did not qualify for hedge accounting treatment. These swap agreements were terminated in the first quarter of 1996.

Noninterest Expense

In the third quarter of 1997, noninterest expense declined $119,000 to $12.5 million, compared with $12.6 million in 1996. Salaries and employee benefits expense increased $719,000 to $6.9 million primarily due to a reduction in performance-based compensation expense for lending operations in the second half of 1996 due to lower loan growth. Data processing expense declined $236,000 to $471,000 primarily due to onetime expenses in 1996 related to the mergers of CORUS' subsidiary banks. Other expenses declined $581,000 to $3.3 million primarily due to $385,000 of onetime merger expenses and a onetime charge of $210,000 for the write-down and demolition costs of a building at CORUS' headquarters location in 1996.

In the first nine months of 1997, noninterest expense increased $168,000, to $38.1 million. CORUS' efficiency ratio for the third quarter and first nine months of 1997 was 38.6% and 37.8%, respectively.

The effective tax rate for the third quarter of 1997 was 35.0% versus 35.6% in 1996. For the nine months ended September 30, 1997 and 1996, the effective tax rate was 35.0% and 35.4%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


FINANCIAL CONDITION

Earning Assets

The following table details the composition of CORUS' earning assets:



                                         September 30, 1997        December 31, 1996       September 30, 1996
(Dollars in thousands)                   Amount      Percent      Amount      Percent      Amount      Percent
                                        --------------------      -------------------     --------------------
Loans:
 Commercial real estate                 $  687,935     32%       $  655,793      31%      $  621,489      30%
 Student                                   409,510     19           402,859      19          395,317      19
 Residential first mortgage                228,023     11           286,042      14          306,973      15
 Home equity                               147,393      7           188,755       9          199,357       9
 Commercial                                 45,500      2            61,852       3           52,842       3
 Consumer                                   24,917      1            27,844       1           30,781       2
                                        ----------    ---        ----------     ---       ----------     ---
Total loans                              1,543,278     72         1,623,145      77        1,606,759      78
Securities other than common stocks        401,891     19           297,672      14          365,797      18
Common stocks                              132,933      6            92,611       4           55,309       3
Federal funds sold                          42,800      2            98,500       5           17,000       1
Interest-bearing deposits with banks        13,000      1                 -       -                -       -
                                        ----------    ---        ----------     ---       ----------     ---
Total                                   $2,133,902    100%       $2,111,928     100%      $2,044,865     100%
                                        ==========    ===        ==========     ===       ==========     ===

Loans

Total loans at September 30, 1997 were $1.54 billion, a decline of $79.9 million, or 4.9%, from December 31, 1996. Commercial real estate loans increased $32.1 million, or 4.9%, from December 31, 1996. At September 30, 1997, December 31, 1996 and September 30, 1996, the commercial real estate loan portfolio was comprised of the following:



                                         September 30  December 31   September 30
(thousands)                                  1997          1996          1996
                                         ------------  ------------  ------------
Commercial real estate mortgage loans      $562,835      $614,506      $571,091
Construction loans                          125,100        41,287        50,398
                                           --------      --------      --------
Total commercial real estate loans         $687,935      $655,793      $621,489
                                           ========      ========      ========

At September 30, 1997, unfunded construction loan commitments totaled $106.5 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at September 30, 1997 (in thousands):


        Investor-owned residential real estate        $212,404
        Healthcare/Nursing                             112,796
        Retail                                          94,136
        Hotel/Motel                                     71,286
        Industrial                                      71,200
        Office                                          42,980
        Condo/Loft conversion                           33,551
        Other                                           49,582
                                                      --------
        Total                                         $687,935
                                                      ========

From time to time, CORUS has purchased nonperforming student loans at substantial discounts to the face value of the loans. CORUS attempts to convert these loans to performing status and have their guarantees reinstated. The excess of the amount of performing loans converted over the cost of the loans is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $15.0 million at September 30, 1997.

At September 30, 1997, residential first mortgage and home equity loans declined $58.0 and $41.4 million, or 20.3% and 21.9%, respectively, compared with December 31, 1996. During 1996, management strengthened the underwriting guidelines for both residential first mortgage and home equity loans, which led to a significant reduction in loan originations.

Securities Other Than Common Stocks

At September 30, 1997, total securities other than common stocks were $401.9 million, an increase of $104.2 million, or 35.0%, compared with $297.7 million at December 31, 1996. This increase is primarily attributable to the decrease in loans.

Common Stocks

At September 30, 1997, common stocks were $132.9 million, an increase of $40.3 million, or 43.5%, compared with $92.6 million at December 31, 1996. This increase was primarily due to the increase in the unrealized gains for these stocks. Changes in the market value of the stocks are included in shareholders' equity on an after-tax basis, but are not included in income until the stocks are sold. During the third quarter and first nine months of 1997, the pretax unrealized gains on this portfolio increased by $15.7 and $30.2 million, respectively.

At September 30, 1997, CORUS held investments in 45 equity securities of publicly-traded bank holding companies with total unrealized gains of $54.4 million, which were included in the available for sale securities classification.

On July 3, 1997, CORUS entered into two six-month option collar agreements to minimize the market risk associated with the bank stock portfolio. The collar agreements consist of a purchased put option and a written call option on the
S&P 500 index.   Both the put and call options have a combined notional value of $113.0 million with the put option strike price at 915 and the call option strike price at 1,036. The $3.4 million net cost of the agreements is being amortized on a straight-line basis and included in securities and other financial instruments gains and losses.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


The purchased put options are carried at market value with any unrealized gains included, net of tax, in net gains on available for sale securities in shareholders' equity. Any realized gains from the exercise or settlement of the put options will be deferred as a basis adjustment to the related securities. The written call options are also carried at market value with any losses included in securities and other financial instruments gains and losses. At September 30, 1997, there were no unrealized gains or losses associated with these options.

Allowance for Possible Loan Losses

A reconciliation of the activity in CORUS' allowance for possible loan losses is as follows:



                                        Three Months Ended            Nine Months Ended
                                           September 30                 September 30
                                    ---------------------------  ---------------------------
(thousands)                             1997           1996          1997           1996
                                    -------------  ------------  -------------  ------------
Balance at beginning of period        $   27,750    $   32,035     $   32,668    $   25,640
Provision for possible loan losses         4,000         4,000         12,000        12,000
Charge-offs                               (3,153)       (1,924)       (16,488)       (4,413)
Recoveries                                   372         1,084            789         1,968
                                      ----------    ----------     ----------    ----------
Balance at September 30               $   28,969    $   35,195     $   28,969    $   35,195
                                      ==========    ==========     ==========    ==========
Loans at September 30                 $1,543,278    $1,606,759     $1,543,278    $1,606,759
                                      ==========    ==========     ==========    ==========
Allowance as a percentage of loans          1.88%         2.19%          1.88%         2.19%
                                      ==========    ==========     ==========    ==========

The net charge-offs in the third quarter of 1997 were primarily due to a $1.5 million charge-off of delinquent student loans and $1.2 million of home equity net charge-offs. For the first nine months of 1997, there were net charge-offs of $9.6 million for student loans and $5.4 million for home equity loans. The student loan charge-offs were for a portion of the loans that CORUS has agreed not to seek guarantee payments under an interim agreement with the U.S. Department of Education until the conclusion of the Department's investigation. Refer to the Note 2 on page 4 for further information. Home equity loans that were originated at up to 100% of the underlying property's value are charged off when they become delinquent 120 days past the due date. The underwriting guidelines for home equity loans were strengthened in 1996 resulting in a significant decrease in loan originations.

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Excluded from the table are student loans that CORUS has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $13.3, $15.2 and $14.7 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




(thousands)                            September 30   December 31   September 30
                                           1997           1996          1996
                                      --------------  ------------  ------------
Nonperforming loans:
 Residential first mortgage                 $21,482       $22,687       $18,189
 Commercial real estate                       4,741         1,139         7,157
 Commercial                                     134            12           435
 Home equity                                  3,694         2,844         1,944
 Student                                        469         7,114        10,095
 Consumer                                       708         1,409         1,046
                                            -------       -------       -------
Total nonperforming loans                    31,228        35,205        38,866
Other real estate owned                       5,828         2,691         1,776
                                            -------       -------       -------
Total nonperforming assets                  $37,056       $37,896       $40,642
                                            =======       =======       =======
Nonaccrual loans included in
non-performing loans above                  $ 7,984       $ 7,427       $14,670
                                            =======       =======       =======
Nonperforming loans/Total loans                2.02%         2.17%         2.42%
Nonperforming assets/Total assets              1.64%         1.71%         1.89%
Allowance for loan losses/
nonperforming loans                           92.77%        92.79%        90.55%


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At September 30, 1997, other real estate owned was comprised of three commercial real estate properties with a carrying value of $236,000 and thirty-six single-family, residential properties with a carrying value of $5.6 million. During the first nine months of 1997, seven commercial real estate properties that had a carrying value of $1.1 million were sold for a net gain of $238,000 and seventeen single-family, residential properties that had a carrying value of $2.2 million were sold for a net gain of $33,000. These gains were partially offset by writedowns of properties not sold during the first nine months of 1997. The writedowns of commercial and residential real estate properties totaled $65,000 and $45,000, respectively.

Student Loan Investigation

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Liabilities

The following table details the composition of deposit products by type:



                         September 30  December 31  September 30
                             1997         1996          1996
                         ------------  -----------  ------------
Demand                       10%          10%           10%
NOW                           4            5             5
Money Market                 50           49            51
Savings                      10           10            11
Certificates of Deposit      26           26            23
                            ---          ---           ---
Total                       100%         100%          100%
                            ===          ===           ===

At September 30, 1997, December 31, 1996 and September 30, 1996, CORUS had retail certificates of deposit obtained from brokers of $235.7, $227.3 and $159.9 million, respectively.

Capital

CORUS' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.4% at September 30, 1997, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 15.7% and 16.9%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $28.0 million for the first nine months of 1997, compared with $33.4 million for the same period in 1996. The decrease was primarily due to a decline in net income and a larger increase in accrued interest receivable and other assets.

Net cash used in investing activities totaled $62.5 million for the first nine months of 1997, compared with $47.6 million in 1996. The increase was due to an increase in security purchases as compared to sales and maturities, which more than offset a decrease in loans.

Net cash used in financing activities totaled $34.8 million for the first nine months of 1997, compared with $15.0 million in 1996. This increase in 1997 was primarily due to the borrowing of Federal Home Loan Bank advances in 1996, which more than offset a lower decrease in deposits in 1997.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner as currently used by CORUS in computing earnings per share. SFAS No. 128 will be effective for CORUS' 1997 annual report. If SFAS No. 128 had been in effect during 1997, basic earnings per share would have been $0.69 and $2.04 per share and diluted earnings per share would have been $0.68 and $2.02 per share for the three and nine months ended September 30, 1997, respectively.


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




                                                CORUS BANKSHARES, INC.
                                                     (Registrant)



            October 23, 1997                    By: /s/ Michael J. McClure
                                                   -----------------------
                                                    Michael J. McClure
                                                    First Vice President and
                                                    Chief Accounting Officer

                                                    (Principal Accounting
                                                    Officer and duly authorized
                                                    Officer of Registrant)