Form 10-K
period 1997-12-31
CORUS BANKSHARES INC
filed 1998-03-19
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                       OR
             _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                         Commission File Number 0-6136

                             CORUS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

     Minnesota                                          41-0823592
 (State of incorporation of organization) (I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois                 60613-2431
     (Address of principal executive offices)           (Zip Code)

                                 (773) 388-3088
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:


          Title of each class            Name of exchange on which registered
---------------------------------------  ------------------------------------
Common stock, par value $0.05 per share                 NASDAQ

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      Documents Incorporated By Reference

Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1997 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 17, 1998, for its Annual Meeting of Shareholders to be held on May 20, 1998.

On February 28, 1998, the Registrant had 14,576,142 common shares outstanding. Of these, 7,290,003 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on February 28,
1998) of approximately $320.8 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

                                    PART I.

ITEM 1. BUSINESS

CORUS BANKSHARES, Inc., incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. CORUS provides consumer and corporate banking products and services through its wholly-owned banking subsidiary, CORUS BANK, N.A.

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

CORUS owns an operations subsidiary, Bancorp Operations Company, that comprises an insignificant portion of CORUS' total assets and net income. Bancorp Operations Company provides item processing, bookkeeping and other ancillary bank support services to CORUS' bank subsidiary.

COMPETITION

All of CORUS' principal business activities are highly competitive. CORUS competes actively with other financial services providers offering a wide array of financial products and services. The competitors include other banks, savings and loan associations, credit unions, brokerage firms, finance companies, insurance companies, mutual funds and mortgage bankers. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours, fiduciary services and other service-related products.

EMPLOYEES

At December 31, 1997, CORUS employed a total of 689 full-time equivalent persons, consisting of 135 executives, management and supervisory personnel and 554 clerical and secretarial employees.

SUPERVISION AND REGULATION

General

CORUS is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the Act), and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, CORUS may engage in and own shares of companies engaged in certain businesses determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks.

The Illinois Bank Holding Company Act of 1957 (the Illinois Act), as amended, permits CORUS to acquire banks located anywhere in Illinois. Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege. In June 1993, the Illinois Act was amended to eliminate all branch restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

CORUS' subsidiary bank is a national bank and, as such, is supervised, examined and regulated by the Office of the Comptroller of the Currency under the National Bank Act. Since a national bank is also a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC), the subsidiary bank is also subject to the applicable provisions of the Federal Reserve Act, the Federal Deposit Insurance Act, and, in certain respects, to state laws applicable to financial institutions.

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 1998 will be approximately .01% of deposits.

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

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 1997, CORUS' Tier 1 capital and total risk-based capital ratios were 15.3% and 16.6%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 1997, CORUS' leverage ratio was 10.5%.

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

The interstate branching by merger provisions were effective on June 1, 1997, unless a state takes legislative action prior to that date. The long-term effects on CORUS of such changes in interstate banking and branching laws cannot be predicted. However, it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

STATISTICAL DATA

Pages 4 through 10 contain supplemental statistical data. This data should be read in conjunction with CORUS' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 1997 Annual Report to Shareholders (1997 Annual Report), incorporated herein by reference in response to Items 7 and 8 hereof.

                     CHANGES IN INTEREST INCOME AND EXPENSE

The following table shows the changes in interest income and expense by major categories of assets and liabilities attributable to changes in volume or rate or both, for the periods indicated:


                                                       Year Ended December 31, 1997
                                                      -------------------------------
(thousands)                                           Volume        Rate        Total
                                                      --------   --------   ---------
Interest Income:
Interest-earning deposits with banks                    $(206)       $(26)      $(232)
Federal funds sold                                       2,865         141       3,006
Taxable securities other than common stocks            (1,602)       (307)     (1,909)
Common stocks                                            1,481        (73)       1,408
Tax-advantaged securities                                (193)          40       (153)
Trading account securities                                 380         380         760
Loans, net of discount                                 (3,211)     (6,880)    (10,091)
                                                      --------   --------   ---------
  Net Decrease                                           (486)     (6,725)     (7,211)
                                                      --------   --------   ---------
Interest Expense:
                                                      --------   --------   ---------
NOW and money market deposits                            (187)      1,596       1,409
Savings deposits                                         (567)          -       (567)
Time deposits                                            1,201        594       1,795
Short-term borrowings                                    (494)        229       (265)
Federal Home Loan Bank advances                            652         26         678
                                                      --------   --------   ---------
Net Increase                                               605      2,445       3,050
                                                      --------   --------   ---------
Decrease in Net Interest Income                       $(1,091)   $(9,170)   $(10,261)
                                                      ========   ========   =========


                                                      Year Ended December 31, 1996
                                                   ----------------------------------
                                                    Volume      Rate         Total
                                                    -------     -------      -------
Interest Income:
Interest-earning deposits with banks                 $(845)           $8       $(837)
Federal funds sold                                    (254)        (253)        (507)
Taxable securities other than common stocks         (4,144)      (1,518)      (5,662)
Common stocks                                           648        (144)          504
Tax-advantaged securities                             (133)           39         (94)
Trading account securities                            (151)        (151)        (302)
Loans, net of discount                               30,056      (3,623)       26,433
                                                   --------     --------    ---------
Net Increase (Decrease)                              25,177      (5,642)       19,535
                                                   --------     --------    ---------

Interest Expense:

NOW and money market deposits                         1,208      (3,309)       (2,101)
Savings deposits                                       (615)        (47)         (662)
Time deposits                                         7,476         432         7,908
Short-term borrowings                                   564        (334)          230
Federal Home Loan Bank advances                         820         819         1,639
                                                   --------     --------    ---------
  Net Increase (Decrease)                             9,453      (2,439)        7,014
                                                   --------     --------    ---------
Increase (Decrease) in Net Interest Income         $ 16,728     $(4,207)    $  12,521
                                                   ========     ========    =========


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


                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by CORUS were as follows:


                                                   December 31
                                        ---------------------------------
(thousands)                                1997        1996        1995
                                        ---------    --------    --------
Available for sale
U.S. Government and agencies             $191,236     $183,404   $220,808
Corporate debt securities                 161,454       95,001    105,375
Common stocks                             158,660       92,611     34,761
Other                                      20,513        8,013      3,460
                                         --------     --------   --------
Total                                    $531,863     $379,029   $364,404
                                         ========     ========   ========
Held to maturity
State and municipal                        $4,150       $5,201     $8,199
Other                                       5,129        6,053      6,368
                                         --------     --------   --------
Total                                      $9,279      $11,254    $14,567
                                         ========     ========   ========

Maturities of Securities

The scheduled maturities by security type as of December 31, 1997 were as follows:


                                From one      From five              Not due at
(thousands)          One year  through five  through ten    After    a single
                     or less      years         years     ten years  maturity     Total
                    ---------  -----------   -----------  ---------  ---------  ---------
                               C>

U.S. Government
and agencies        $190,918        $318          $ --       $ --        $ --   $191,236
Corporate debt
securities            51,998     109,194           262         --          --    161,454
State and municipal      433       2,515           702        500          --      4,150
Common stocks             --          --            --         --     158,660    158,660
Other                     --          17            45         --      25,580     25,642
                    --------   ---------        ------       ----    --------  ---------
Total               $243,349   $ 112,044        $1,009       $500    $184,240   $541,142
                    ========   =========        ======       ====    ========  =========

The weighted-average yield for each range of maturities of securities at December 31, 1997 was as follows:


                                   From one     From five              Not due at
                       One year  through five  through ten   After      a single
                       or less      years         years     ten years   maturity     Total
                      ---------  ------------  -----------  ---------  -----------   -----
U.S. Government
and agencies              5.40%       9.02%           -- %   -- %         -- %       5.40%
Corporate debt
securities                 5.83        6.11           6.79     --           --       5.97
State and municipal        8.68        9.91           7.59  10.41           --       9.45
Common stocks                --          --             --     --          N/M        N/M
Other                        --        5.50             --     --         7.00       6.15

N/M - Not meaningful.

Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.


                                 LOAN PORTFOLIO

Classification of Loans

CORUS' loans were as follows:


                                                   December 31
                            ----------------------------------------------------------
(thousands)                    1997        1996          1995        1994       1993
                            ----------  ----------   ----------  ----------   --------
Commercial real estate      $  711,495  $  655,793    $ 582,331   $ 354,893   $296,075
Student                        412,926     402,859      379,129     354,073    290,635
Residential first mortgage     209,669     286,042      317,787     233,437    251,159
Home equity                    131,868     188,755      170,793      57,093     37,578
Commercial                      55,062      61,852       78,469      68,620     75,504
Consumer                        24,955      27,844       30,273      32,393     27,880
                            ----------  ----------   ----------  ----------   --------
  Total                     $1,545,975  $1,623,145   $1,558,782  $1,100,509   $978,831
                            ==========  ==========   ==========  ==========   ========

Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 1997:


                        One year     From one       After
(thousands)              or less   to five years  five years    Total
                        --------   -------------  ----------   -------
Commercial real estate   $158,208       $345,890    $211,859   $715,957
Commercial                 29,663         17,585       7,932     55,180

Of the loans maturing after one year, $333.0 million have fixed rates. To manage the interest rate exposure of specific, fixed-rate commercial real estate loans and other loans, CORUS has entered into interest rate swap agreements. For additional information on such financial instruments, see Note 10 to the Consolidated Financial Statements on pages 39 through 40 of the 1997 Annual Report, incorporated herein by reference in response to Item 8 hereof.


     RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual and Past Due Loans

Nonaccrual loans were as follows:


                                                 December 31
                                  ------------------------------------------
(thousands)                        1997     1996      1995      1994    1993
                                  ------   ------    ------   ------   -----
Nonaccrual loans                  $8,641   $7,427    $8,536   $2,389   $3,098
Nonaccrual loans to total loans    0.56%      0.46%   0.55%    0.22%    0.32%

Interest income that should have been recorded under the original terms of these loans totaled $503,000 for the year ended December 31, 1997. Total interest income recorded for these loans in 1997 was $62,000.

Loans past due 90 days or more, including nonaccrual loans, were as follows:


                                                        December 31
                                       -------------------------------------------
(thousands)                             1997     1996      1995     1994     1993
                                       -------  -------  -------  -------  -------
Loans past due 90 days or more         $41,248  $50,368  $32,714  $20,620  $14,281
Less guaranteed student loans           14,077   15,163   13,913   13,252    8,231
                                       -------  -------  -------  -------  -------
Net loans past due 90 days or more     $27,171  $35,205  $18,801   $7,368   $6,050
                                       =======  =======  =======  =======  =======
Net loans past due 90 days or more
as a percentage of total loans           1.76%    2.17%    1.21%    0.67%    0.62%
                                       =======  =======  =======  =======  =======

Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual and Past Due Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans that are past maturity more than 45 days, have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. At December 31, 1997, the principal amount of these loans was $4.9 million. This amount generally includes loans that were classified for regulatory purposes.

Analysis of the Allowance for Possible Loan Losses

The activity in the allowance for possible loan losses was as follows:


                                                   Year Ended December 31
                                    --------------------------------------------------
(thousands)                             1997      1996      1995       1994     1993
                                    ---------   --------   -------   -------   -------
Balance at beginning of year          $32,668    $25,640   $20,157   $19,552   $17,490
Allowance of acquired subsidiaries         --         --        --        --     1,000
Provision for possible loan losses     16,000     16,000     5,779        --     1,176
Less charge-offs:
Commercial real estate loans              350        206       284        65       804
Student loans                           9,707      4,605        81        45       107
Residential first mortgage loans          431          1         4        20        96
Home equity loans                       8,454      6,421        28        --        --
Commercial loans                           22         92       269        35       515
Consumer loans                            131         16       153       148       330
                                    ---------   --------   -------   -------   -------
Total charge-offs                      19,095     11,341       819       313     1,852
                                    ---------   --------   -------   -------   -------
Add recoveries:
Commercial real estate loans              195      1,026        44       210       296
Student loans                              24         80       105       100       596
Residential first mortgage loans            3         --         5         5         7
Home equity loans                         745        375        --        --        --
Commercial loans                           19        770        69       303       537
Consumer loans                            101        118       300       300       302
                                    ---------   --------   -------   -------   -------
Total recoveries                        1,087      2,369       523       918     1,738
                                    ---------   --------   -------   -------   -------
Net (charge-offs) recoveries         (18,008)     (8,972)     (296)      605      (114)
                                    ---------   --------   -------   -------   -------
Balance at end of year                $30,660    $32,668   $25,640   $20,157   $19,552
Net (charge-offs)/recoveries to
   average loans outstanding          (1.15%)    (0.56%)   (0.02%)    0.06%    (0.01%)
                                    =========   ========   =======   =======   =======

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:


                                                      December 31
                               ----------------------------------------------------------
(thousands)                      1997        1996         1995        1994        1993
                               -------     -------      -------    --------    --------
Commercial real estate          $2,814      $2,575       $2,934      $5,801      $5,596
Student                          2,658       3,608       11,489       1,202       1,424
Residential first mortgage         784       1,034        1,327       2,451       2,233
Home equity                     16,180      21,460        1,000         827         483
Commercial                          29          45          445       1,368       1,168
Consumer                           306         643          476         291         378
Unallocated                      7,889       3,303        7,969       8,217       8,270
                               -------     -------      -------     -------     -------
Total                          $30,660     $32,668      $25,640     $20,157     $19,552
                               =======     =======      =======     =======     =======

Loan Portfolio Composition

The composition of the loan portfolio was as follows:


                                                  December 31
                                 ---------------------------------------------
                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
Commercial real estate             46%       40%       38%       33%       30%
Student                            27        25        24        32        30
Residential first mortgage         14        18        20        21        26
Home equity                         8        11        11         5         3
Commercial                          3         4         5         6         8
Consumer                            2         2         2         3         3
                                  ----      ----      ----      ----      ----
Total                             100%      100%      100%      100%      100%
                                  ====      ====      ====      ====      ====

For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 27 through 28 of Management's Discussion and Analysis of Financial Statements of the 1997 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 and greater was as follows at December 31, 1997:


(thousands)
Maturing within 3 months             $52,985
After 3 but within 6 months           36,203
After 6 but within 12 months          91,299
After 12 months                      144,064
                                    --------
Total                               $324,551
                                    ========

                          RETURN ON EQUITY AND ASSETS

     The following table presents certain ratios relating to CORUS' equity and assets:


                                                         December 31
                                                   --------------------------
                                                    1997       1996      1995
                                                    ----       ----      ----
Return on average total assets                       1.8%       2.0%      1.8%
Return on average common shareholders' equity       14.9       20.4      20.4
Dividend payout ratio                               19.5       15.4      14.3
Average equity to average total assets              11.8        9.9       8.4

ITEM 2. PROPERTIES

CORUS utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. CORUS owns the property and buildings on which ten of the twelve bank branch locations are located. The other two branch locations are leased from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

CORUS is involved in various legal and regulatory proceedings, many involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources of CORUS, except for possibly the matter discussed below.

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

CORUS believes that the Department's investigation has been expanded to include a review of whether CORUS' student loan division has engaged in improper practices from 1988 to April 1994, including whether information contained on guarantee claim forms may have been falsified. If it is ultimately determined that CORUS acted illegally or violated Department policy or regulations, CORUS could (i) lose its government guarantees with respect to certain student loans and (ii) be required to repurchase a substantial amount of delinquent student loans for which CORUS previously received guarantee payments. In addition, CORUS or individual employees could be subject to substantial penalties.

Shortly after reporting the problem, CORUS entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that CORUS is unable to state with certainty were not affected by incorrect servicing history documentation. Management charged off against the allowance for loan losses $1.5 million of student loans in the third quarter of 1997 and $4.0 million of student loans during each of the first two quarters of 1997 and the fourth quarter of 1996 that were subject to the interim agreement. A total of $13.5 million of loans subject to the interim agreement have been charged off against the allowance for loan losses. The ultimate collectibility of the loans is uncertain.

Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that CORUS will ultimately incur. As such, management is unable to quantify either the student loans that may lose their government guarantee or the amount of loans that CORUS may be required to repurchase.

CORUS does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

PRICE RANGE OF COMMON STOCK

CORUS' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 46 of the 1997 Annual Report, incorporated herein by reference in response to Item 7 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of February 28, 1998, there were 487 shareholders owning CORUS' common stock, which has a par value of $0.05 per share. Shareholders that own stock in nominee (i.e., street) name are excluded from the number of security holders of record.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 46 of the 1997 Annual Report, incorporated herein by reference in response to Item 7 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of CORUS' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of CORUS.

ITEM 6. SELECTED FINANCIAL DATA

Refer to page 46 of the 1997 Annual Report, incorporated herein by reference for additional selected financial data.


                                                               December 31
                                     ----------------------------------------------------------
(thousands, except per share data)       1997        1996        1995        1994        1993
                                     ----------  ----------  ----------  ----------  ----------
Interest income                        $183,932    $190,950    $171,114    $114,541    $101,325
Interest expense                         82,661      79,611      72,597      45,748      35,573
                                     ----------  ----------  ----------  ----------  ----------
Net interest income                     101,271     111,339      98,517      68,793      65,752
Provision for loan losses                16,000      16,000       5,779          --       1,176
                                     ----------  ----------  ----------  ----------  ----------
Net interest income after
provision for loan losses                85,271      95,339      92,738      68,793      64,576
Noninterest income, excluding
securities gains (losses)                21,547      19,436      15,443      12,572      12,869
Securities gains (losses), net            4,881       3,316     (1,332)         663       (330)
Noninterest expense                      51,192      50,181      51,650      45,222      38,626
Income tax expense                       21,136      24,005      19,429      12,790      13,167
                                     ----------  ----------  ----------  ----------  ----------
Net income available to common
shareholders                             39,371      43,905      35,770      24,016      25,322
Change in unrealized securities
gains                                    29,508       9,384      12,337     (6,945)         992
                                     ----------  ----------  ----------  ----------  ----------
Comprehensive income                    $68,879     $53,289     $48,107     $17,071     $26,314
                                     ==========  ==========  ==========  ==========  ==========
Net income per share:
Basic                                     $2.66       $2.96       $2.36       $1.58       $1.67
Diluted                                    2.63        2.93        2.35        1.57        1.66
                                     ==========  ==========  ==========  ==========  ==========
Cash dividends declared per
common share                              $0.53       $0.48       $0.36       $0.30       $0.27
                                     ==========  ==========  ==========  ==========  ==========

Assets                               $2,251,927  $2,218,528  $2,125,092  $1,889,445  $1,441,762
                                     ==========  ==========  ==========  ==========  ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 18 through 29 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Risk Management" on pages 28 through 29 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of CORUS, including the notes thereto, and other information on pages 30 through 46 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

On February 12, 1997, the Audit Committee and Board of Directors of CORUS recommended that the shareholders ratify Arthur Andersen LLP at the annual meeting as independent accountants of CORUS for fiscal 1997. This recommendation caused the dismissal of KPMG Peat Marwick LLP (KPMG) as the independent accountants of CORUS upon the completion of the audit of CORUS' financial statements as of and for the year ended December 31, 1996 and the issuance of their report thereon.

For the two years ended December 31, 1996, KPMG's reports on the financial statements did not contain an adverse or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

For the two years ended December 31, 1996 and from December 31, 1996 through the effective date of the dismissal, there were no disagreements between KPMG and CORUS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

CORUS requested that KPMG furnish a letter addressed to the United States Securities and Exchange Commission stating whether KPMG agrees with the preceding statements. KMPG's letter dated March 25, 1997 is incorporated by reference to CORUS' Annual Report on Form 10-K for the year ended December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of CORUS is incorporated herein by reference to the descriptions under "Elections of Directors and Ownership of Shares" on pages 2 through 3 of the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 4 through 14 of the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors and Ownership of Shares" on pages 1 through 2 and 3, respectively, of the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management and Others" on page 14 of the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules:

(13) The portions of Registrant's 1997 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                     Index

                                                             Pages
Consolidated Balance Sheets                                    30
Consolidated Statements of Income and Comprehensive Income     31
Consolidated Statements of Changes of Shareholders' Equity     32
Consolidated Statements of Cash Flows                          33
Notes to Consolidated Financial Statements                    34-46
Report of Independent Public Accountants                      47-48

(16) Letter regarding change in certifying accountant incorporated by reference to the Registrant's Annual Report on Form10-K for the year ended December 31, 1996.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Michael J. McClure  /s/  First Vice            March 17, 1998
                         President & Chief
                         Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Joseph C. Glickman     /s/  Chairman of the Board of Directors             March 17, 1998
Robert J. Glickman     /s/  President, Chief Executive Officer & Director  March 17, 1998
Timothy H. Taylor      /s/  Senior Vice President & Chief Financial        March 17, 1998
                            Officer
Michael J. McClure     /s/  First Vice President & Chief Accounting        March 17, 1998
                            Officer
Steven D. Fifield      /s/  Director                                       March 17, 1998
Karl H. Horn           /s/  Director                                       March 17, 1998
Michael Levitt         /s/  Director                                       March 17, 1998
Rodney D. Lubeznik     /s/  Director                                       March 17, 1998
Michael Tang           /s/  Director                                       March 17, 1998
William H. Wendt, III  /s/  Director                                       March 17, 1998