Form 10-Q
period 1998-03-31
CORUS BANKSHARES INC
filed 1998-04-21
CIK 51939

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                ____________

                                  FORM 10-Q


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---        THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


As of March 31, 1998, the Registrant had 14,551,142 common shares, $0.05 par value, outstanding.

                           CORUS BANKSHARES, Inc.
                   Index to Quarterly Report on Form 10-Q
                               March 31, 1998


PART I - FINANCIAL INFORMATION.                                            PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  March 31, 1998, December 31, 1997 and March 31, 1997.      1

                  Condensed Consolidated Statements of Income
                  and Comprehensive Income (unaudited) -
                  Three Months Ended March 31, 1998 and 1997.                2

                  Condensed Consolidated Statements of Cash
                  Flows (unaudited) - Three Months Ended
                  March 31, 1998 and 1997.                                   3

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited).                                    4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              5

PART II - OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K.                         14

                        PART I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS
                           CORUS BANKSHARES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                    March 31    December 31   March 31
(thousands)                                           1998         1997         1997
                                                   ----------  ----------   ----------
Assets
  Cash and due from banks - noninterest bearing    $   52,810  $   62,217   $   55,591
  Federal funds sold overnight                         11,600       1,500      170,500
  Federal funds sold term                              20,000      20,000            -
  Interest-bearing deposits with banks                 26,999      26,999            -
  Securities:
    Trading, at fair value                            153,479           -            -
    Available for sale, at fair value                 407,100     531,863      318,159
    Held to maturity, at amortized cost                 8,455       9,279       10,808
                                                   ----------  ----------   ----------
    Total Securities                                  569,034     541,142      328,967
  Loans, net of unearned discount                   1,573,451   1,545,975    1,615,275
    Less: Allowance for loan losses                    32,056      30,660       30,329
                                                   ----------  ----------   ----------
    Net Loans                                       1,541,395   1,515,315    1,584,946
  Premises and equipment, net                          32,085      30,950       29,213
  Accrued interest receivable and other assets         59,018      44,767       42,472
  Goodwill, net of accumulated amortization            11,406       9,037       11,423
                                                   ----------  ----------   ----------
Total Assets                                       $2,324,347  $2,251,927   $2,223,112
                                                   ==========  ==========   ==========
Liabilities & Shareholders' Equity
  Deposits:
    Noninterest-bearing                            $  184,987  $  190,739   $  179,055
    Interest-bearing                                1,727,254   1,672,327    1,709,171
                                                   ----------  ----------   ----------
    Total Deposits                                  1,912,241   1,863,066    1,888,226
  Short-term borrowings                                 1,803       9,264        4,681
  Federal Home Loan Bank advances                      40,000      40,000       40,000
  Accrued interest payable and other liabilities       71,937      47,964       43,840
                                                   ----------  ----------   ----------
Total Liabilities                                   2,025,981   1,960,294    1,976,747

Shareholders' Equity
  Common Stock, Surplus & Retained Earnings           248,955     246,357      227,273
  Accumulated other comprehensive income               49,411      45,276       19,092
                                                   ----------  ----------   ----------
Total Shareholders' Equity                            298,366     291,633      246,365
                                                   ----------  ----------   ----------
Total Liabilities and Shareholders' Equity         $2,324,347  $2,251,927   $2,223,112
                                                   ==========  ==========   ==========

See accompanying notes.

                            CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                                 (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                           --------------------
(thousands, except per share data)                            1998       1997
                                                           ---------  ---------
Interest and Dividend Income                               $  44,734  $  45,709
Interest Expense                                              20,498     20,284
                                                           ---------  ---------
  Net Interest Income                                         24,236     25,425
Provision for Loan Losses                                      3,000      4,000
                                                           ---------  ---------
  Net Interest Income after Provision
    for Loan Losses                                           21,236     21,425
Noninterest Income:
  Service charges on deposit accounts                          2,072      2,296
  Trust services                                                 137        167
  Gain on dispositions of student loans                        1,776      3,004
  Other income                                                   433        304
  Trading account losses, net                                    (52)       (89)
  Securities and other financial
    instruments gains, net                                     1,857        116
                                                           ---------  ---------
    Total noninterest income                                   6,223      5,798
Noninterest Expense:
  Salaries and employee benefits                               7,161      6,781
  Net occupancy                                                1,004      1,019
  Data processing                                                619        515
  Goodwill amortization                                          389        768
  Other expenses                                               3,240      3,859
                                                           ---------  ---------
    Total noninterest expense                                 12,413     12,942
                                                           ---------  ---------
Income before income taxes                                    15,046     14,281
Income tax expense                                             5,144      4,978
                                                           ---------  ---------
Net Income                                                     9,902      9,303
Other comprehensive income, net of income taxes
  Unrealized securities gains                                  4,135      3,324
                                                           ---------  ---------
Comprehensive Income                                       $  14,037  $  12,627
                                                           =========  =========
Net Income per Share:
  Basic                                                    $    0.68  $    0.63
  Diluted                                                       0.67       0.62

Cash Dividends Declared Per Common Share                       0.135      0.125


See accompanying notes.

                            CORUS BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                           --------------------
(thousands)                                                   1998       1997
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $   9,902  $   9,303
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                  3,000      4,000
    Depreciation and amortization                                737        702
    Accretion of investment and loan discounts                (1,875)    (3,207)
    Goodwill amortization                                        389        768
    Gain on dispositions of student loans                     (1,776)    (3,004)
    Securities and other financial instruments gains, net     (1,550)      (116)
    Increase in trading account securities                  (153,479)         -
    Increase in accrued interest receivable and
      other assets                                           (11,465)    (3,343)
    Increase in accrued interest payable and
      other liabilities, net                                  12,826      7,898
                                                           ---------  ---------
      Net cash provided by (used in)
        operating activities                                (143,291)    13,001

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity          823        454
Proceeds from maturities of available for sale securities    113,246    149,100
Proceeds from sales of available for sale securities          91,119        539
Purchases of available for sale securities                   (64,026)   (81,837)
Purchases of loans                                               (73)      (272)
Net (increase) decrease in loans                             (28,624)     6,304
Purchases of premises and equipment, net                      (1,872)    (1,265)
Purchases of businesses                                       (1,000)         -
                                                           ---------  ---------
      Net cash provided by investing activities              109,593     73,023

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                       49,175    (12,453)
Decrease in short-term borrowings                             (7,461)    (1,636)
Retirements of common shares                                  (5,339)         -
Cash dividends paid on common shares                          (1,984)    (1,852)
                                                           ---------  ---------
      Net cash provided by (used in) financing activities     34,391    (15,941)
                                                           ---------  ---------

Net increase in cash and cash equivalents                        693     70,083
Cash and cash equivalents at January 1                        63,717    156,008
                                                           ---------  ---------
Cash and cash equivalents at March 31                      $  64,410  $ 226,091
                                                           =========  =========

See accompanying notes.

                           CORUS BANKSHARES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets and Statements of Income, Comprehensive Income and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CORUS BANKSHARES, Inc.'s consolidated financial statements for the three years ended December 31, 1997 included in CORUS' Annual Report and Form 10-K for the year ended December 31, 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

   Certain reclassifications have been made in the 1997 financial statements to conform to current accounting classifications.

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

   CORUS believes that the Department's investigation expanded in 1995 to include a review of whether CORUS' student loan division engaged in improper practices from 1988 to April 1994, including whether information contained on guarantee claim forms may have been falsified. If it is ultimately determined that CORUS acted illegally or violated Department policy or regulations, CORUS could (i) lose its government guarantees with respect to certain student loans and (ii) be required to repurchase a substantial amount of delinquent student loans for which CORUS previously received guarantee payments. In addition, CORUS or individual employees could be subject to substantial penalties.

   Shortly after notifying the Department of the problem, CORUS entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that CORUS is unable to state with certainty were not affected by incorrect servicing history documentation. A total of $13.5 million of loans subject to the interim agreement have been charged off against the allowance for loan losses in prior years. The ultimate collectibility of the loans is uncertain.

   Management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and therefore cannot estimate the amount or range of any liability that CORUS will ultimately incur. As such, management is unable to quantify either the student loans that may lose their government guarantee or the amount of loans that may be required to repurchase.

   CORUS does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

                      ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997


OPERATING RESULTS

For the three months ended March 31, 1998, net income was $9.9 million, or $0.67 per share on a diluted basis, an increase of 6.4% from net income of $9.3 million, or $0.62 per share on a diluted basis, for the same period in 1997. For the three months ended March 31, 1998, comprehensive income was $14.0 million, an increase of 11.2% from $12.6 million in 1997.

Net Interest Income

The major source of earnings for CORUS is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The table on the following page sets forth certain information relating to CORUS' consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the last three years. The yields and costs are adjusted for the accretion and amortization of deferred fees. Interest income on nonaccrual loans is reflected in the period that it is collected. Such amounts are not material to net interest income or the net change in net interest income. Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.

The following table represents a reconciliation of fully tax equivalent net interest income:


(thousands)
Fully tax equivalent net interest income for the three months
  ended March 31, 1997                                              $   25,656
Change due to average earning assets fluctuations                          412
Change due to interest rate fluctuations other than student
  loan discount accretion                                               (1,242)
Change due to student loan discount accretion                             (396)
Change due to rate/volume fluctuations                                      (3)
Fully tax equivalent net interest income for the three months       ----------
  ended March 31, 1998                                              $   24,427
                                                                    ==========

The decline in the net interest margin in 1998 was partially due to lower student loan discount accretion and an increase in the average balance of common stock investments. During the three months ended March 31, 1998, CORUS had $1.1 of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools, compared with $1.5 million in the first quarter of 1997. In addition, the net interest margin was adversely affected in the first quarter of 1998 by the $65.3 million increase in the average balance of CORUS' bank stock portfolio. The following table represents the impact these items had on net interest margin for the three-month periods ended March 31, 1998 and 1997:


                                                             Three Months Ended
                                                                   March 31
                                                               1998       1997
                                                             --------   -------
Net interest margin                                            4.55%      4.86%
Impact of student loan discount accretion                      0.20       0.28
                                                              -----      -----
Net interest margin without student loan discount accretion    4.35       4.58
Impact of bank stock portfolio                                (0.19)     (0.09)
                                                              -----      -----
Net interest margin without student loan discount
accretion and bank stock portfolio                             4.54%      4.67%
                                                              =====      =====

                      ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                    Three Months Ended March 31
                                                           ----------------------------------------------------------------------
                                                                            1998                              1997
                                                           ----------------------------------    --------------------------------
                                                                                      Average                             Average
(Dollars in thousands)                                       Average                  Yield/      Average                 Yield/
                                                             Balance       Interest    Cost       Balance      Interest    Cost
                                                           ----------------------------------    --------------------------------
Average Assets
Earning Assets:
  Interest-bearing deposits with banks                     $    26,999    $     400    5.93%     $        -    $     -      N/A
  Federal funds sold                                            57,305          797    5.56%        110,083      1,463     5.32%
  Taxable securities other than common stocks                  291,975        4,236    5.80%        259,488      3,490     5.38%
  Common stocks                                                159,892          794    1.99%         94,619        651     2.75%
  Tax-advantaged securities (1)                                  3,839           74    7.71%          5,130         96     7.49%
  Trading account securities                                    46,624          613    5.26%         21,641        293     5.42%
  Loans, net of unearned discount (1) (2) (3)                1,560,628       38,011    9.74%      1,622,379     39,947     9.85%
                                                           ----------------------------------    --------------------------------
    Total earning assets                                     2,147,262       44,925    8.37%      2,113,340     45,940     8.70%
Noninterest-earning assets:
  Cash and due from banks--noninterest bearing                  58,728                               66,860
  Allowance for loan losses                                    (31,339)                             (33,566)
  Premises and equipment, net                                   31,418                               27,843
  Other assets, including goodwill                              54,981                               53,822
                                                           -----------                           ----------
    Total assets                                           $ 2,261,050                           $2,228,299
                                                           ===========                           ==========
Average Liabilities and Shareholders' Equity
Deposits -- interest-bearing:
  NOW and money market deposits                            $ 1,000,147    $  11,542    4.62%     $1,038,269    $11,845     4.56%
  Savings deposits                                             178,016        1,165    2.62%        194,984      1,257     2.58%
  Time deposits                                                507,029        7,128    5.62%        479,770      6,453     5.38%
                                                           ----------------------------------    --------------------------------
    Total interest-bearing deposits                          1,685,192       19,835    4.71%      1,713,023     19,555     4.57%

  Short-term borrowings                                          4,616           93    8.06%         11,522        173     6.01%
  Federal Home Loan Bank advances                               40,000          570    5.70%         40,000        556     5.56%
                                                           ----------------------------------    --------------------------------
    Total interest-bearing liabilities                       1,729,808       20,498    4.74%      1,764,545     20,284     4.60%
Noninterest-bearing liabilities and shareholders' equity:
  Noninterest-bearing deposits                                 191,656                              189,863
  Other liabilities                                             48,602                               32,913
  Shareholders' equity                                         290,984                              240,978
                                                           -----------                           ----------
    Total liabilities and shareholders' equity             $ 2,261,050                           $2,228,299
                                                           ===========                           ==========

Interest income/average earning assets                     $ 2,147,262    $  44,925    8.37%     $2,113,340    $45,940     8.70%
Interest expense/average interest-bearing liabilities        1,729,808       20,498    4.74%      1,764,545     20,284     4.60%
                                                                          -----------------                    ----------------
Net interest spread                                                       $  24,427    3.63%                    25,656     4.10%
                                                                          =================                    ================
Net interest margin                                                                    4.55%                               4.86%
                                                                                       ====                                ====

(1) Interest income on tax-advantaged loans and securities reflects a tax equivalent adjustment based on a 35% income tax rate.
(2) Unremitted interest on nonaccrual loans is not included in the amounts.
(3) Includes net interest income derived from interest rate swap contracts.

                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Noninterest Income

For the first quarter of 1998, noninterest income increased $425,000 to $6.2 million, compared with $5.8 million in 1997. Service charge fee income declined $224,000 to $2.1 million primarily due to lower return and overdraft fee income. Gains on the dispositions of student loans declined $1.2 million to $1.8 million. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted. Securities and other financial instruments gains increased $1.7 million to $1.9 million. These gains included a $8.4 million net gain from the sales of certain bank stocks in CORUS' portfolio, which was partially offset by $6.5 million of losses associated with the S&P 500 option contracts entered into by CORUS to hedge the market risk associated with the bank stock portfolio.

On March 31, 1998, CORUS purchased the assets of two investment management companies. As a result of the purchases, CORUS' assets under management more than tripled, which will result in a signficant increase in trust services income. The purchases resulted in additional goodwill of $2.8 million being recorded, which will be amortized over 15 years.

Noninterest Expense

In the first quarter of 1998, noninterest expense declined $529,000 to $12.4 million, compared with $12.9 million in 1997. Salaries and employee benefits expense increased $380,000 to $7.2 million. Other expenses declined $619,000 to $3.2 million primarily due to a reduction in lending-related expenses and decreased advertising costs for the Ultimate Money Market product.

The effective tax rate for the first quarter of 1998 was 34.2% versus 34.9% in 1997. The decline in the effective tax rate was primarily due to a reduction in goodwill amortization in the first quarter of 1998.


FORWARD-LOOKING STATEMENTS

Statements made about CORUS' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause CORUS' actual results to differ materially include, but are not limited to, the following:

- Federal and state legislative and regulatory developments, including the ultimate resolution of the student loan investigation by the U.S. Department of Education;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-    Changes in the level and direction of loan delinquencies and write-offs;
- Interest rate movements and their impact on customer behavior and CORUS' net interest margin;
-    Changes in the overall mix of CORUS' loan and deposit products;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- The impact of the changes in student loan pricing planned to take effect on July 1, 1998;
- CORUS' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
- The impact of the Year 2000 on CORUS' data processing vendors, customers and other vendors;
-    CORUS' ability to access cost-effective funding; and
-    Economic conditions.

                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


FINANCIAL CONDITION

Earning Assets

The following table details the composition of CORUS' earning assets:

                                           March 31, 1998      December 31, 1997      March 31, 1997
(Dollars in thousands)                    Amount    Percent     Amount   Percent     Amount    Percent
                                        -------------------  -------------------   -------------------
Loans:
  Commercial real estate:
    Mortgage                            $  567,116    26%    $  554,545     26%    $  611,989    29%
    Construction                           192,866     9        156,950      7         64,327     3
  Student                                  427,930    20        412,926     19        412,218    19
  Residential first mortgage               189,593     9        209,669     10        269,505    13
  Home equity                              119,594     5        131,868      6        177,106     8
  Commercial                                50,883     2         55,062      3         53,473     3
  Medical Finance                           22,424     1         21,440      1         20,654     1
  Consumer                                   3,045     -          3,515      -          6,003     -
                                        ----------------     -----------------     ----------------
Total loans                              1,573,451    72      1,545,975     72      1,615,275    76
Securities other than common stocks        394,619    18        382,482     18        218,299    11
Common stocks                              174,415     8        158,660      7        110,668     5
Federal funds sold                          31,600     1         21,500      1        170,500     8
Interest-bearing deposits with banks        26,999     1         26,999      1              -     -
                                        ----------------     -----------------     ----------------
Total                                   $2,201,084   100%    $2,135,616    100%    $2,114,742   100%
                                        ================     =================     ================

Loans

Total loans at March 31, 1998 were $1.57 billion, an increase of $27.5 million, or 1.8%, from December 31, 1997. Commercial real estate mortgage loans increased $12.6 million, or 2.3%, from December 31, 1997. Commercial real estate construction loans increased $35.9 million, or 22.9%, from December 31, 1997. At March 31, 1998, unfunded construction loan commitments totaled $124.5 million.

                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at March 31, 1998 (in thousands):


     Rental apartments                                           $186,433
     Nursing homes                                                134,628
     Hotel/Motel                                                  123,626
     Retail                                                        87,375
     Industrial                                                    79,778
     Condo/Loft conversion and other residential for sale          44,745
     Office                                                        44,629
     Other                                                         58,768
                                                                 --------
     Total                                                       $759,982
                                                                 ========

Student loans increased $15.0 million, or 3.6%, from December 31, 1997. For all new student loan originations after July 1, 1998, the index that the loans are tied to is scheduled to change from the 3-month U.S. Treasury bill to the 10-year U.S. Treasury bond. This change could make student lending unprofitable, substantially increase the interest rate risk associated with student loans and lead to a reduced level of loan originations. It is uncertain whether there will be legislative relief from the new provision prior to July 1, 1998.

In the past few years, nonperforming student loans were purchsed at a substantial discount to the face value of the loans. CORUS attempts to convert these loans to performing status and reinstate their government guarantees.
The excess of performing loans converted over the cost of the portfolio is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $11.7 million at March 31, 1998.

At March 31, 1998, residential first mortgage and home equity loans declined $20.1 and $12.3 million, or 9.6% and 9.3%, respectively, compared with December 31, 1997. During 1996, the origination of residential first mortgage and home equity loans was terminated. Since that time, the amount of residential first mortgage and home equity loan originations has been immaterial.


Securities Other Than Common Stocks

At March 31, 1998, total securities other than common stocks were $394.6 million, an increase of $12.1 million, or 3.2%, compared with $382.5 million at December 31, 1997.

Common Stocks

At March 31, 1998, common stocks were $174.4 million, an increase of $15.8 million, or 9.9%, compared with $158.7 million at December 31, 1997. This increase was partially due to the increase in the unrealized gains for these stocks. During the first quarter of 1998, the pretax unrealized gains on this portfolio increased by $6.3 million.

                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


At March 31, 1998, CORUS held investments in 46 equity securities of publicly-traded bank holding companies with total unrealized gains of $76.0 million, which were included in the available for sale securities classification. At March 31, 1998, the holdings by market capitalization were as follows:

                                                                    Percentage
Market Capitalization (dollars in thousands):  Amount of Holdings  of Portfolio
                                               --------------------------------
Over $10 billion                                    $ 80,296            46%
Between $5 and $10 billion                            22,579            13
Between $1 and $5 billion                             40,456            23
Between $500 million and $1 billion                   16,530            10
Under $500 million                                    14,555             8
                                               --------------------------------
Total                                               $174,416           100%
                                               ================================

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.


(thousands)                                March 31     December 31    March 31
                                             1998          1997          1997
                                           --------     -----------    --------
Nonperforming loans:
  Residential first mortgage               $15,136        $17,451       $23,006
  Commercial real estate                     4,444          4,678         7,421
  Commercial                                    21             80             2
  Home equity                                2,605          3,706         3,834
  Student                                      326            453         3,988
  Consumer                                     754            803         1,020
                                           -------        -------       -------
Total nonperforming loans                   23,286         27,171        39,271
Other real estate owned                      5,740          5,673         2,099
                                           -------        -------       -------
Total nonperforming assets                 $29,026        $32,844       $41,370
                                           =======        =======       =======
Nonaccrual loans included in
nonperforming loans above                  $ 9,074        $ 8,641       $10,133
                                           =======        =======       =======
Nonperforming loans/Total loans               1.48%          1.76%         2.43%
Nonperforming assets/Total assets             1.25%          1.46%         1.86%
Allowance for loan losses/
  nonperforming loans                       137.66%        112.84%        77.23%


                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At March 31, 1998, other real estate owned was comprised of two commercial real estate properties with a carrying value of $106,000 and forty-one residential properties with a carrying value of $5.6 million. During the first three months of 1998, twelve residential properties with a carrying value of $2.2 million were sold for a net gain of $166,000. These gains were partially offset by writedowns of properties not sold. For the first three months of 1998, writedowns of residential real estate properties not yet sold totaled $158,000.

Excluded from the preceding table are student loans that CORUS has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $14.7, $14.1 and $12.7 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior loss experience, overall growth in the portfolio, delinquency levels, current economic conditions and other factors. A reconciliation of the activity in CORUS' allowance for loan losses is as follows:


                                                         Three Months Ended
                                                              March 31
                                                      ------------------------
(thousands)                                              1998           1997
                                                      ----------    ----------
Balance at beginning of period                        $   30,660    $   32,668
Provision for loan losses                                  3,000         4,000
Less charge-offs:
  Commercial real estate loans                                 -           142
  Student loans                                              107         4,039
  Residential first mortgage loans                           103           134
  Home equity loans                                        1,864         2,208
  Commercial loans                                             -            15
  Consumer loans                                               -             -
                                                      ----------    ----------
Total charge-offs                                          2,074         6,538
                                                      ----------    ----------
Add recoveries:
  Commercial real estate loans                                96            26
  Student loans                                               13             -
  Residential first mortgage loans                             -             -
  Home equity loans                                          338           162
  Commercial loans                                             -             1
  Consumer loans                                              23            10
                                                      ----------    ----------
Total recoveries                                             470           199
                                                      ----------    ----------
Net charge-offs                                           (1,604)       (6,339)
                                                      ----------    ----------

Balance at March 31                                   $   32,056    $   30,329
                                                      ==========    ==========

Loans at March 31                                     $1,573,451    $1,615,275
                                                      ==========    ==========

Allowance as a percentage of loans                          2.04%         1.88%
                                                      ==========    ==========

                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Home equity loans that were originated at up to 100% of the underlying property's value, Ultimate Home Equity loans, are charged off when they become delinquent 120 days past due. For the first three months of 1998, these loans represented $1.5 million of the home equity charge-offs. Management anticipates that there will continue to be significant charge-offs of Ultimate Home Equity loans in 1998. At March 31, 1998, Ultimate Home Equity loans totaled $76.3 million. Of this total, $663,000 was classified as nonperforming loans. The following represents an aging schedule of Ultimate Home Equity loans at March 31, 1998 (in thousands):



     Current                                             $71,503
     31 to 60 days past due                                2,887
     61 to 90 days past due                                1,281
     91 to 120 days past due                                 663
                                                         -------
     Total                                               $76,334
                                                         =======

During 1996, the origination of residential first mortgage and home equity loans was terminated. Since that time, the amount of residential first mortgage and home equity loan originations has been immaterial.

At March 31, 1998, the allowance for loan losses as a percentage of total loans increased to 2.04% of total loans from 1.98% of total loans at December 31, 1997. In addition, the allowance as a percentage of nonperforming loans increased to 137.66%, compared with 112.84% at December 31, 1997. Management believes that the level of the allowance for loan losses was adequate at March 31, 1998.

Student Loan Investigation

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

Liabilities

The following table details the composition of deposit products by type:

                              March 31    December 31    March 31
                                1998          1997         1997
                              --------    -----------    --------
  Demand                         10%          10%            9%
  Savings                         9           10            10
  NOW                             5            5             5
  Money Market                   49           48            50
  Certificates of Deposit        27           27            26
                              -------      -------       -------
  Total                         100%         100%          100%
                              =======      =======       =======

At March 31, 1998, December 31, 1997 and March 31, 1997, CORUS had retail certificates of deposit obtained from brokers of $260.4, $260.4 and $231.8 million, respectively.

                       ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Capital

CORUS' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.6% at March 31, 1998, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 14.8% and 16.1%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first three months of 1998, CORUS repurchased and retired 130,300 shares at an average price of $40.98 per share. A total of 269,100 shares have been repurchased under the 750,000 common share repurchase program approved by the Board of Directors in 1997. This program provides a means to return some of CORUS' excess capital to all shareholders.

Operating, Investing and Financing Activities

Net cash used in operating activities totaled $143.3 million for the first three months of 1998, compared with $13.0 million of net cash provided by operating activities for the same period in 1997. The change was primarily due to the $153.5 million trading securities portfolio at March 31, 1998.

Net cash provided by investing activities totaled $109.6 million for the first three months of 1998, compared with $73.0 million in 1997. The increase was due to the reduction in available for sale securities. These proceeds were utilized to establish the trading securities portfolio. The increase in net cash provided was partially offset by an increase in loans.

Net cash provided by financing activities totaled $34.3 million for the first three months of 1998, compared with $15.9 million of net cash used in financing activities in 1997. This change was primarily due to an increase in deposit accounts and was partially offset by a decrease in short-term borrowings and the retirements of common shares.

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




                                    CORUS BANKSHARES, INC.
                                        (Registrant)



     April 17, 1998                 By: /s/ Michael J. McClure
                                        ------------------------------
                                        Michael J. McClure
                                        First Vice President and
                                        Chief Accounting Officer

                                        (Principal Accounting
                                        Officer and duly authorized
                                        Officer of Registrant)