Form 10-Q
period 1998-06-30
CORUS BANKSHARES INC
filed 1998-08-13
CIK 51939

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ____________

                                   FORM 10-Q


            _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                             Yes _X_        No ___



As of June 30, 1998, the Registrant had 14,551,142 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 June 30, 1998



PART I - FINANCIAL INFORMATION.                                             PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  June 30, 1998, December 31, 1997 and June 30, 1997.        1

                  Condensed Consolidated Statements of Income and
                  Comprehensive Income (unaudited) -
                  Three and Six Months Ended June 30, 1998 and 1997.         2


                  Condensed Consolidated Statements of Cash Flows
                  (unaudited) -Six Months Ended June 30, 1998 and 1997.      3

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited).                                               4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        5


PART II - OTHER INFORMATION.

         Item 4.  Submission of Matters to a Vote of Security Holders.      16

         Item 6.  Exhibits and Reports on Form 8-K.                         16

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                June 30             December 31           June 30
(thousands)                                                       1998                  1997               1997
                                                              ------------         -------------        ------------
Assets
  Cash and due from banks - noninterest bearing               $   56,034           $   62,217           $   52,571
  Federal funds sold overnight                                   144,900                1,500               90,400
  Federal funds sold term                                         20,000               20,000                   --
  Interest-bearing deposits with banks                            27,000               26,999                   --
  Securities:
    Available for sale, at fair value                            652,783              531,863              416,669
    Held to maturity, at amortized cost                            8,089                9,279               10,136
                                                              ----------           ----------           ----------
    Total Securities                                             660,872              541,142              426,805
  Loans, net of unearns, net of unearn                         1,483,709            1,545,975            1,566,165
    Less: Allowance for possible loan losses                      34,214               30,660               27,750
                                                              ----------           ----------           ----------
    Net Loans                                                  1,449,495            1,515,315            1,538,415
  Premises and equipment, net                                     32,972               30,950               29,392
  Accrued interest receivable and other assets                    68,801               44,767               37,293
  Goodwill, net of accumulated amortization                       10,990                9,037               10,523
                                                              ----------           ----------           ----------
Total Assets                                                  $2,471,064           $2,251,927           $2,185,399
                                                              ==========           ==========           ==========

Liabilities & Shareholders' Equity
  Deposits:
    Noninterest-bearing                                       $  191,787           $  190,739              190,264
    Interest-bearing                                           1,856,197            1,672,327            1,645,877
                                                              ----------           ----------           ----------
    Total Deposits                                             2,047,984            1,863,066            1,836,141
  Short-term borrowings                                            9,710                9,264                9,113
  Federal Home Loan Bank advances                                 40,000               40,000               40,000
  Accrued interest payable and other liabilities                  71,227               47,964               39,017
                                                              ----------           ----------           ----------
Total Liabilities                                              2,168,921            1,960,294            1,924,271

Shareholders' Equity
  Common stock, surplus and retained earnings                    257,080              246,357              236,063
  Accumulated other comprehensive income                          45,063               45,276               25,065
                                                              ----------           ----------           ----------
Total Shareholders' Equity                                       302,143              291,633              261,128
                                                              ----------           ----------           ----------
Total Liabilities and Shareholders' Equity                    $2,471,064           $2,251,927           $2,185,399
                                                              ==========           ==========           ==========

See accompanying notes.

                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                                         June 30                             June 30
                                                                -------------------------             -------------------------
(thousands, except per share data)                                1998              1997                1998            1997
                                                              -------------    --------------      -------------   --------------
Interest and Dividend Income                                  $    45,756      $    47,018         $   90,490      $    92,727
Interest Expense                                                   21,191           20,531             41,689           40,815
                                                              -------------    --------------      -------------   --------------
   Net Interest Income                                             24,565           26,487             48,801           51,912
Provision for Loan Losses                                           3,000            4,000              6,000            8,000
                                                              -------------    --------------      -------------   --------------
   Net Interest Income after Provision
        for Loan Losses                                            21,565           22,487             42,801           43,912

Noninterest Income:
   Service charges on deposit accounts                              2,147            2,191              4,219            4,487
   Trust and investment management services                           399              184                536              351
   Gain on dispositions of student loans                            1,522            3,278              3,298            6,283
   Other income                                                       552              538                985              770
   Trading account losses, net                                       (134)            (105)              (186)            (194)
   Securities and other financial
        instruments gains, net                                      2,050              804              3,907              920
                                                              -------------    --------------      -------------   --------------
        Total noninterest income                                    6,536            6,891             12,759           12,617

Noninterest Expense:
   Salaries and employee benefits                                   7,337            6,861             14,498           13,642
   Net occupancy                                                      945            1,033              1,949            2,052
   Data processing                                                    540              523              1,159            1,038
   Goodwill amortization                                              435              764                824            1,532
   Other expenses                                                   3,459            3,559              6,699            7,346
                                                              -------------    --------------      -------------   --------------
        Total noninterest expense                                  12,716           12,740             25,129           25,610
                                                              -------------    --------------      -------------   --------------
Income before income taxes                                         15,385           16,638             30,431           30,919
Income tax expense                                                  5,223            5,848             10,367           10,826
                                                              -------------    --------------      -------------   --------------
Net Income                                                         10,162           10,790             20,064           20,093

Other comprehensive income, net of income taxes
   Unrealized securities gains                                     (4,348)           5,973               (213)           9,297
                                                              -------------    --------------      -------------   --------------
Comprehensive Income                                          $     5,814      $    16,763         $   19,851      $    29,390
                                                              =============    ==============      =============   ==============
Net Income per Common Share
   Basic                                                      $      0.70      $      0.73         $     1.38      $      1.36
   Diluted                                                           0.69             0.72               1.36             1.34

Cash Dividends Declared Per Common Share                      $     0.140      $     0.135         $    0.275      $     0.260
                                                              =============    ==============      =============   ==============
Weighted Average Common and Common
   Equivalent Shares Outstanding                                   14,778           14,971             14,798           14,986
                                                              =============    ==============      =============   ==============

See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                June 30
                                                                      ----------------------------
(thousands)                                                               1998             1997
                                                                      -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   20,064      $   20,093
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                               6,000           8,000
   Depreciation and amortization                                           1,502           1,454
   Accretion of investment and loan discounts                             (3,856)         (6,969)
   Goodwill amortization                                                     824           1,532
   Gain on dispositions of student loans                                  (3,298)         (6,283)
   Securities and other financial instruments gains, net                 (12,305)           (612)
   Increase in accrued interest receivable and other assets              (18,902)         (1,380)
   Increase in accrued interest payable and other liabilities             21,566           3,064
                                                                      -----------     -----------
       Net cash provided by operating activities                          11,595          18,899

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                    1,154           1,125
Proceeds from maturities of available for sale securities                145,070         246,270
Proceeds from sales of available for sale securities                     111,815          35,376
Purchases of available for sale securities                              (363,933)       (299,978)
Purchases of loans                                                          (489)           (343)
Net decrease in loans                                                     60,472          53,257
Purchases of premises and equipment, net                                  (3,524)         (2,196)
Purchases of businesses                                                   (1,019)              -
                                                                      -----------     -----------
       Net cash provided by (used in) investing activities               (50,454)         33,511


CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                                  184,918         (64,538)
Increase in short-term borrowings                                            446           2,796
Retirements of common shares                                              (5,339)              -
Cash dividends paid on common shares                                      (3,949)         (3,705)
                                                                      ------------    ------------
        Net cash provided by (used in) financing activities              176,076         (65,447)
                                                                      ------------    ------------
Net increase in cash and cash equivalents                                137,217         (13,037)
Cash and cash equivalents at January 1                                    63,717         156,008
                                                                      ------------    ------------
Cash and cash equivalents at June 30                                  $  200,934      $  142,971
                                                                      ============    ============

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

2.   Student Loan Investigation

     As disclosed previously, CORUS discovered that certain former employees in the student loan servicing area had falsified some records of telephone calls, from late 1993 to April 1994, to students whose loans were delinquent. The telephone calls are a required action to maintain the enforceability of a student loan's government guarantee. CORUS terminated the employees involved and informed the U.S. Department of Education (the "Department") immediately upon discovery of the problem and the Department commenced an investigation. The Department's investigation was expanded to include a review of whether CORUS' student loan division engaged in improper practices from 1988 to April 1994, including whether information contained on guarantee claim forms may have been falsified.

     Shortly after notifying the Department of the problems in the student loan servicing area, CORUS entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that CORUS is unable to state with certainty were not affected by incorrect servicing history documentation. A total of $13.5 million of loans subject to the interim agreement were charged off against the allowance for loan losses in 1996 and 1997. The ultimate collectibility of the loans is uncertain.

     Although certain employees of CORUS may have acted illegally or violated Department policy or regulations, management is unable to predict what actions, if any, the Department will take following the completion of its investigation, and cannot estimate the magnitude of the violations or the amount or range of any liability that CORUS will ultimately incur. As such, management is unable to quantify either the amount of student loans that may lose their government guarantee or the amount of loans that it may be required to repurchase and, therefore, the effect such amounts and any related penalties will have on CORUS' financial condition or results of operations. No legal proceedings have been commenced against CORUS as a result of the investigation.

     If it is ultimately determined that CORUS acted illegally or violated Department policy or regulations with respect to certain loans in a significant number of instances or if a settlement is reached, CORUS could
     (i) lose its government guarantees with respect to certain student loans and (ii) be required to repurchase a substantial amount of delinquent student loans for which CORUS previously received guarantee payments. In addition, CORUS or individual employees could be subject to substantial penalties. If the Department were to bring an action, and be successful in proving violations of law related to the student loan program, potential sanctions could include significant fines, recovery of treble amounts of guarantee payments incorrectly received by CORUS and the suspension of CORUS' continued participation in the student loan program.

     CORUS does not condone or permit such improper practices and is cooperating fully with the Department's investigation.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


OPERATING RESULTS

For the three months ended June 30, 1998, net income was $10.2 million, or $0.69 per share on a diluted basis, a decline of 5.8% from net income of $10.8 million, or $0.72 per share on a diluted basis, for the same period in 1997. For the six months ended June 30, 1998, net income was $20.1 million, unchanged from the 1997 period.

Comprehensive income for the three months ended June 30, 1998 was $5.8 million as compared to $16.8 million for the same period in 1997. For the six months ended June 30, 1998, comprehensive income was $19.9 million as compared to $29.4 million for the 1997 period. The declines in comprehensive income are primarily the result of lower unrealized gains on CORUS' bank stock portfolio in the 1998 periods.

Net Interest Income

The major source of earnings for CORUS is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The table on the following page sets forth certain information relating to CORUS' consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the six month period ended June 30, 1998. The yields and costs are adjusted for the accretion and amortization of deferred fees. Interest income on nonaccrual loans is reflected in the period that it is collected. Such amounts are not material to net interest income or the net change in net interest income. Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.


The following table represents a reconciliation of fully taxable equivalent net interest income:

(thousands)

Fully taxable equivalent net interest income for the six months ended June 30,1997             $  52,366
Change in interest and dividend income due to common stocks                                          427
Change due to average earning assets fluctuations (excluding common stocks)                         (338)
Change due to interest rate fluctuations other than student loan discount
     accretion - earning assets excluding common stocks                                           (1,632)
Change due to student loan discount accretion                                                       (532)
Change due to interest rate fluctuations - funding sources                                        (1,152)
Change due to rate/volume fluctuations (excluding common stocks)                                      22
                                                                                              ------------
Fully taxable equivalent net interest income for the six months ended June 30, 1998            $  49,161
                                                                                              ============

The decline in the net interest margin in 1998 was partially due to lower student loan discount accretion and an increase in the average balance of common stock investments. During the three and six months ended June 30, 1998, CORUS recognized $0.9 million and $2.0 million of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools, compared with $1.1 million and $2.6 million for the same periods of 1997. In addition, the net interest margin was adversely affected in the quarter and six months ended June 30, 1998 by the increase in the average balance of CORUS' bank stock portfolio.

                       ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                       Six Months Ended June 30
                                                          --------------------------------------------------------------------------
                                                                            1998                                  1997
                                                          --------------------------------------     -------------------------------
                                                                                         Average                            Average
(Dollars in thousands)                                           Average                  Yield/      Average                Yield/
                                                                 Balance      Interest     Cost       Balance     Interest    Cost
                                                          --------------------------------------     -------------------------------
Average Assets
Earning Assets:
 Interest-bearing deposits with banks                         $   26,999     $    803     5.95%    $        -    $      -    N/A
 Federal funds sold                                               84,113        2,338     5.56%       115,985       3,146    5.42%
 Taxable securities other than common stocks                     301,196        8,633     5.73%       280,086       7,647    5.46%
 Common stocks                                                   166,615        1,695     2.03%        93,456       1,268    2.71%
 Tax-advantaged securities (1)                                     3,650          140     7.67%         4,911         188    7.66%
 Trading account securities                                       37,002          950     5.13%        19,279         527    5.47%
 Loans, net of unearned discount (1) (2) (3)                   1,555,689       76,291     9.81%     1,601,775      80,405   10.04%
                                                              ----------------------------------   --------------------------------
   Total earning assets                                        2,175,264       90,850     8.35%     2,115,492      93,181    8.81%
Noninterest-earning assets:
 Cash and due from banks--noninterest bearing                     59,327                               62,687
 Allowance for loan losses                                       (32,178)                             (32,492)
 Premises and equipment, net                                      31,953                               29,209
 Other assets, including goodwill                                 58,875                               49,775
                                                              ----------                           ----------
  Total assets                                                $2,293,241                           $2,224,671
                                                              ==========                           ==========
Average Liabilities and Shareholders' Equity
Deposits -- interest-bearing:
 NOW and money market deposits                                $  999,811     $ 23,089     4.62%    $1,037,476    $ 23,891    4.61%
 Savings deposits                                                177,145        2,325     2.62%       192,213       2,497    2.60%
 Time deposits                                                   528,453       14,925     5.65%       475,857      12,960    5.45%
                                                              ---------------------------------    -------------------------------
   Total interest-bearing deposits                             1,705,409       40,339     4.73%     1,705,546      39,348    4.61%
 Short-term borrowings                                             5,579          208     7.46%        10,085         326    6.47%
 Federal Home Loan Bank advances                                  40,000        1,142     5.71%        40,000       1,141    5.71%
                                                              ---------------------------------    -------------------------------
  Total interest-bearing liabilities                           1,750,988       41,689     4.76%     1,755,631      40,815    4.65%
Noninterest-bearing liabilities and shareholders' equity:
 Noninterest-bearing deposits                                    192,807                              189,238
 Other liabilities                                                55,166                               31,443
 Shareholders' equity                                            294,280                              248,359
                                                              ----------                           ----------
  Total liabilities and shareholders' equity                  $2,293,241                           $2,224,671
                                                              ==========                           ==========
Interest income/average earning assets                        $2,175,264     $ 90,850     8.35%    $2,115,492    $ 93,181    8.81%
Interest expense/average interest-bearing
liabilities                                                    1,750,988       41,689     4.76%     1,755,631      40,815    4.65%
                                                                             ------------------                  -----------------
Net interest spread                                                          $ 49,161     3.59%                  $ 52,366    4.16%
                                                                             ==================                  =================
Net interest margin                                                                       4.52%                              4.95%
                                                                                         =======                            =======




(1) Interest income on tax-advantaged loans and securities reflects a tax equivalent adjustment based on a 35% income tax rate.
(2) Unremitted interest on nonaccrual loans is not included in the amounts.
(3) Includes net interest income derived from interest rate swap contracts.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


The following table represents the impact these items had on net interest margin for the three and six month periods ended June 30, 1998 and 1997:


                                                              Three Months Ended    Six Months Ended
                                                                   June 30              June 30
                                                               1998       1997       1998      1997
                                                             -----------------------------------------
Net interest margin                                              4.49%      5.05%     4.52%     4.95%
Impact of student loan discount accretion                       (0.17)     (0.20)    (0.18)    (0.24)
                                                             -----------------------------------------
Net interest margin without student loan discount accretion      4.32       4.85      4.34      4.71
Impact of bank stock portfolio                                   0.19       0.09      0.19      0.09
                                                             -----------------------------------------
Net interest margin without student loan discount
accretion and bank stock portfolio                               4.51%      4.94%     4.53%     4.80%
                                                             =========================================

Noninterest Income

Noninterest income for the second quarter of 1998 declined $355,000 to $6.5
million, compared with $6.9 million in 1997.   Gains on dispositions of student
loans declined $1.8 million to $1.5 million. These gains are the result of payments made by guarantee agencies for student loan borrowers that defaulted. Securities and other financial instruments gains increased $1.2 million to $2 million. These gains included $3.9 million of net gains from the sales of certain bank stocks in CORUS' portfolio, offset by $1.9 million of losses associated with derivative instruments entered into by CORUS to hedge the market risk associated with the bank stock portfolio.

Noninterest income for the six months ended June 30, 1998 was $12.8 million, as compared to $12.6 million for the 1997 period. Gains on dispositions of student loans declined $3 million while securities and other financial instrument gains increased by an equal amount. Securities and other financial instrument gains included $12.3 million of net gains related to the sales of bank stocks in CORUS' portfolio, offset partially by $8.4 million of losses associated with the derivative instruments mentioned above.

On March 31, 1998, CORUS purchased the assets of two investment management companies. CORUS' assets under management more than tripled as a result of the purchases. The increase in trust and management services income for the second quarter and six months ended June 30, 1998 is attributable to fees earned from the additional assets under management. The purchases resulted in additional goodwill of $2.8 million being recorded, which will be amortized over 15 years.

Noninterest Expense

Noninterest expense for the second quarter of 1998 was $12.7 million, unchanged from the 1997 period. An increase in salaries and benefits expense of $476,000 was partially offset by a decline in goodwill amortization of $329,000 and a decline in other expenses of $100,000.

Noninterest expense for the six months ended June 30, 1998 was $25.1 million, $481,000 less than the 1997 period. An increase in salaries and employee benefits expense of $856,000 was partially offset by a decline in goodwill amortization of $708,000. Other expenses declined $647,000 including a decline in advertising expenses of $396,000 due to reduced advertising for the Ultimate Money Market product.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


The effective income tax rate for the second quarter of 1998 was 33.9% versus 35.1% in 1997. For the six months ended June 30, 1998 and 1997, the effective income tax rates were 34.1% and 35%, respectively. The decline in the effective income tax rates was primarily due to lower goodwill amortization in the 1998 periods.

FINANCIAL CONDITION

Earning Assets

The following table details the composition of CORUS' earning assets:


                                             June 30, 1998         December 31, 1997          June 30, 1997
(Dollars in thousands)                      Amount     Percent    Amount      Percent      Amount     Percent
                                          ---------------------  ----------------------  -----------------------
Loans:
 Commercial real estate:
   Mortgage                                $  539,760    23%     $  554,545      26%      $  585,427     28%
   Construction                               166,285     7         156,950       7           87,486      4
 Student                                      422,704    18         412,926      19          404,828     20
 Residential first mortgage                   171,651     7         209,669      10          251,744     12
 Home equity                                  105,931     5         131,868       6          162,293      8
 Commercial                                    51,138     2          55,062       3           48,557      2
 Medical finance                               23,543     1          21,440       1           20,694      1
 Consumer                                       2,697     -           3,515       -            5,136      -
                                           -----------------     -------------------      ------------------
Total loans                                 1,483,709    63       1,545,975      72        1,566,165     75
Securities other than common stocks           489,353    21         382,482      18          318,070     15
Common stocks                                 171,519     8         158,660       8          108,735      5
Federal funds sold                            164,900     7          21,500       1           90,400      5
Interest-bearing deposits with banks           27,000     1          26,999       1                -      -
                                           -----------------     -------------------      ------------------
Total                                      $2,336,481   100%     $2,135,616     100%      $2,083,370    100%
                                           =================     ===================      ==================

Loans

Total loans at June 30, 1998 were $1.48 billion, a decline of $62.3 million, or 4%, from December 31, 1997. Commercial real estate mortgage loans declined $14.8 million, or 2.7%, from December 31, 1997. Commercial real estate construction loans increased $9.3 million, or 5.9%, from December 31, 1997. At June 30, 1998, unfunded construction loan commitments totaled $144.1 million. In addition, $95.1 million of commitments for commercial mortgage and construction loans were pending.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at June 30, 1998 (in thousands):


    Rental apartments                                    $ 174,969
    Nursing homes                                          134,644
    Hotel/Motel                                            104,716
    Retail                                                  85,640
    Industrial                                              66,595
    Condo/Loft conversion and other residential for sale    48,698
    Office                                                  48,945
    Other                                                   41,838
                                                         ----------
    Total                                                $ 706,045
                                                         ==========

Student loans increased $9.8 million, or 2.4%, from December 31, 1997. Please refer to the Legislative Developments section elsewhere in this document for information relating to the changes in interest rates earned on student loans originated after June 30, 1998.

In the past few years nonperforming student loans were purchased at a substantial discount to the face value of the loans. CORUS attempts to convert these loans to performing status and reinstate their government guarantees. The excess of performing loans converted over the cost of the portfolio is accreted into income over the estimated lives of the loans using the level-yield method. The total discount to be accreted into income in future periods totaled $10.2 million at June 30, 1998.

At June 30, 1998 residential first mortgage and home equity loans declined $38.0 and $25.9 million, or 18.1% and 19.7%, respectively, compared with December 31, 1997.


Securities Other Than Common Stocks

At June 30, 1998 total securities other than common stocks were $489.4 million, an increase of $106.9 million, or 27.9%, compared with $382.5 million at December 31, 1997.

Common Stocks

At June 30, 1998 investments in common stocks were $171.5 million, an increase of $12.8 million, or 8.1%, compared with $158.7 million at December 31, 1997.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


At June 30, 1998, CORUS held investments in 43 equity securities of publicly-traded bank holding companies with total unrealized gains of $69.3 million, which were included in the available for sale securities classification. At June 30, 1998, the holdings by market capitalization were as follows:


                                                                                Percentage of
Market Capitalization  (dollars in thousands):        Amount of Holdings          Portfolio
                                                     --------------------------------------------
Over $10 billion                                           $87,554                     51%
Between $5 and $10 billion                                  26,829                     16
Between $1 and $5 billion                                   29,575                     17
Between $500 million and $1 billion                         13,813                      8
Under $500 million                                          13,748                      8
                                                     ------------------         -----------------
Total                                                     $171,519                    100%
                                                     ==================         =================

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.


(thousands)                        June 30     December 31     June 30
                                    1998           1997          1997
                                  --------     -----------     -------
Nonperforming loans:
 Residential first mortgage       $ 16,842       $  17,451    $ 22,460
 Commercial real estate              4,991           4,678       5,444
 Commercial                             31              80          10
 Home equity                         2,249           3,706       3,611
 Student                               329             453         975
 Medical finance                       956             684         663
 Consumer                              149             119         217
                                  --------       ---------    --------
Total nonperforming loans           25,547          27,171      33,380
Other real estate owned              5,663           5,673       3,881
                                  --------       ---------    --------
Total nonperforming assets        $ 31,210       $  32,844    $ 37,261
                                  ========       =========    ========
Nonaccrual loans included in
non-performing loans above        $  7,854       $   8,641    $  9,686
                                  ========       =========    ========
Nonperforming loans/Total loans       1.72%           1.76%       2.13%
Nonperforming assets/Total assets     1.26%           1.46%       1.70%
Allowance for loan losses/
 nonperforming loans                133.93%         112.84%      83.13%

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At June 30, 1998, other real estate owned was comprised of three commercial real estate properties with aggregate book values of $399,000 and forty-five residential properties with aggregate book values of $5.3 million. During the second quarter of 1998 nineteen residential properties with a carrying value of $2.9 million were sold for a net gain of $275,000. These gains were partially offset by writedowns of properties not sold. For the second quarter of 1998, writedowns of residential real estate properties not yet sold totaled $98,000.

Excluded from the preceding table are student loans that CORUS has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $15.4, $14.1 and $12.4 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior loss experience, overall growth in the portfolio, delinquency levels, current economic conditions and other factors. A reconciliation of the activity in CORUS' allowance for loan losses is as follows:


                                       Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                    -----------------------------------------------
(thousands)                             1998        1997        1998        1997
                                    -----------------------------------------------
Balance at beginning of period       $   32,056  $   30,329  $   30,660  $   32,668
Provision for loan losses                 3,000       4,000       6,000       8,000
Less charge-offs:
 Commercial real estate loans                --         207          --         349
 Student loans                               10       4,017         117       8,056
 Residential first mortgage loans            60         106         163         240
 Home equity loans                        1,354       2,393       3,218       4,601
 Commercial loans                             1           1           1          16
 Consumer loans                              --          73          --          73
                                    ------------------------------------------------
Total charge-offs                         1,425       6,797       3,499      13,335
                                    ------------------------------------------------
Add recoveries:
 Commercial real estate loans                10          31         106          57
 Student loans                               86          --          99          --
 Residential first mortgage loans            --          --          --          --
 Home equity loans                          470         141         808         303
 Commercial loans                            --           9          --          10
 Consumer loans                              17          37          40          47
                                    ------------------------------------------------
Total recoveries                            583         218       1,053         417
                                    ------------------------------------------------
Net charge-offs                            (842)     (6,579)     (2,446)    (12,918)
                                    ------------------------------------------------

Balance at June 30                   $   34,214  $   27,750  $   34,214  $   27,750
                                    ================================================
Loans at June 30                     $1,483,709  $1,566,165  $1,483,709  $1,566,165
                                    ================================================
Allowance as a percentage of loans        2.31%       1.77%       2.31%       1.77%
                                    ================================================

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



Home equity loans that were originated at up to 100% of the underlying property's value, Ultimate Home Equity loans, are charged off when they become 120 days past due. For the quarter and six months ended June 30, 1998, these loans represented $900,000 and $2.4 million of the home equity net charge-offs. Ultimate Home Equity loan net charge-offs for the three and six months ended June 30, 1997 were $4.2 million and $2.2 million, respectively. Management anticipates that there will continue to be significant net charge-offs of Ultimate Home Equity loans during the remainder of 1998, although at lower levels than experienced in 1997. At June 30, 1998, Ultimate Home Equity loans totaled $68.5 million. Of this total, $917,000 was classified as nonperforming loans. The following represents an aging schedule of Ultimate Home Equity loans at June 30, 1998 (in thousands):


Current                                    $ 64,372
30 to 59 days past due                        2,093
60 to 89 days past due                        1,086
90 to 119 days past due                         917
                                           ---------
Total                                      $ 68,468
                                           =========

During 1996 the origination of residential first mortgage and home equity loans was suspended to allow management to monitor the delinquency experience, collection efforts and charge-off experience related to the loans in the portfolio at that time. Since that time, the amount of residential first mortgage and home equity loan originations has been minimal.

At June 30, 1998 the allowance for loan losses as a percentage of total loans increased to 2.31% of total loans from 1.98% of total loans at December 31, 1997. In addition, the allowance as a percentage of nonperforming loans increased to 133.93%, compared with 112.84% at December 31, 1997. Management believes that the level of the allowance for loan losses was adequate at June 30, 1998.

Student Loan Investigation

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 4 for further information.

Liabilities

The following table details the composition of deposit products by type:

                         June 30        December 31        June 30
                           1998             1997             1997
                        ----------     --------------     ----------
Demand                       9%              10%              10%
Savings                      9               10               10
NOW                          4                5                5
Money Market                44               48               51
Certificates of Deposit     34               27               24
                        ----------     --------------     ----------
Total                      100%             100%             100%
                        ==========      =============     ==========

At June 30, 1998, December 31, 1997 and June 30, 1997, CORUS had retail certificates of deposit obtained from brokers of $379.9, $260.4 and $180.1 million, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


Capital

CORUS' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.9% at June 30, 1998, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 15.6% and 16.9%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first three months of 1998, CORUS repurchased and retired 130,300 shares at an average price of $40.98 per share. No shares were repurchased during the second quarter of 1998. A total of 269,100 shares have been repurchased under the 750,000 common share repurchase program approved by the Board of Directors in 1997. This program provides a means to return some of CORUS' excess capital to all shareholders.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $11.6 million for the first six months of 1998, compared with $18.9 million of net cash provided by operating activities for the same period in 1997. The decline was primarily the result of increased securities and other financial instruments gains, net as well as lower gains on dispositions of student loans.

Net cash used in investing activities totaled $50.5 million for the first six months of 1998, compared with $33.5 million of net cash provided by investing activities in 1997. The increase was due primarily to purchases of available for sale securities.

Net cash provided by financing activities totaled $176.1 million for the first six months of 1998, compared with $65.4 million of net cash used in financing activities in 1997. This change was primarily attributable to an increase in the balances of retail certificate of deposit accounts obtained from brokers.


LEGISLATIVE DEVELOPMENTS

Provisions of the Higher Education Act (the "Act") adopted in 1993 included increased costs and reduced interest payments to lenders participating in the Federal Family Education Loan ("FFEL") program and the introduction of a competitor program, the Federal Direct Student Loan program. Specifically, those provisions would have changed the interest rate on most new FFEL program disbursements made on or after July 1, 1998 to the 10-year Treasury Bill plus 1%, adjusting annually.

Significant concerns about the provisions were raised by both student lenders and by the higher education community. In response to those concerns, President Clinton and Congress agreed on temporary revised interest rate provisions for student loans originated from July 1, 1998 through September 30, 1998. The legislation provided for borrower-paid interest rates based on the 91-day Treasury Bill, plus 1.7% during in-school periods and plus 2.3% during repayment. The legislation also provided for lender returns based on the 91-day Treasury bill, plus 2.2% during in-school periods and plus 2.8% during repayment.

The revised provisions resulted in an interest rate reduction of 0.8% for student loan borrowers with lenders bearing 0.3% of the reduction and the Federal government providing a subsidy for the remaining 0.5%.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


In May 1998 the House overwhelmingly (414-4) approved legislation making the temporary interest rate provisions permanent. In July 1998 the Senate also overwhelmingly (96-1) approved nearly identical legislation. President Clinton has not yet signed the legislation. By virtue of the margins of passage, Congress would appear, however, to have the ability to override a presidential veto.

The interest rate reductions passed by Congress are regrettable and will result in a lower yield on the Company's future student loan originations. Nevertheless, management believes that the revised interest rate provisions provide an acceptable rate of return and CORUS intends to continue to aggressively solicit applications for student loans, barring any adverse changes in the approved legislation.


ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. CORUS may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at CORUS' election, those issued or acquired before January 1, 1998).

CORUS has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.


YEAR 2000 MATTERS

CORUS is highly dependent upon computer-based systems for processing related to all of its lines of business, including loan, deposit and trust and investment management accounts. CORUS outsources all of its significant data processing applications. Many computer systems currently process transactions based on two rather than four digits representing the year of the transaction. As such, "00" is currently recognized as the Year 1900 rather than the Year 2000.

Management has communicated with its data processing vendors, other third party vendors and suppliers and major borrowing customers to ascertain their efforts with respect to Year 2000 readiness. With respect to CORUS major data processing vendors, those that process its loan and deposit accounts, initial Year 2000 code changes and related testing and verification processes will occur in either the latter part of the third quarter or the fourth quarter of 1998.
It is currently anticipated that these systems will be fully Year 2000 compliant by the end of 1998 or in early 1999.

Management does not currently anticipate that Year 2000 compliance will have a material impact on CORUS' results of operations, financial condition or cash flows.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


FORWARD-LOOKING STATEMENTS

Statements made about CORUS' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause CORUS' actual results to differ materially include, but are not limited to, the following:


- Federal and state legislative and regulatory developments, including the ultimate resolution of the student loan investigation by the U.S. Department of Education;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-    Changes in the level and direction of loan delinquencies and charge-offs;
- Interest rate movements and their impact on customer behavior and CORUS' net interest margin;
-    Changes in the overall mix of CORUS' loan and deposit products;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- The impact of the changes in student loan pricing that took effect on July 1, 1998;
- CORUS' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
- The impact of the Year 2000 on CORUS' data processing vendors, customers and other vendors;
-    CORUS' ability to access cost-effective funding; and Economic conditions.

                             CORUS BANKSHARES, INC.
                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        (a)   The Annual Meeting of Shareholders was held on May 20, 1998.

        (c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

        (1) The election of seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:


          Director                     Votes For             Votes Withheld
    ---------------------              ----------            --------------
    Joseph C. Glickman                 13,195,984                 18,979
    Robert J. Glickman                 13,198,084                 16,879
    Steven D. Fifield                  13,174,231                 40,732
    Karl H. Horn                       13,176,581                 38,382
    Michael Levitt                     13,195,134                 19,829
    Rodney D. Lubeznik                 13,177,631                 37,332
    Michael Tang                       12,254,193                960,770
    William H. Wendt, III              13,196,134                 18,829

        (2) The ratification of the appointment of Arthur Andersen LLP as CORUS' independent accountants for the 1998 fiscal year:


                 Votes For        Votes Against         Abstentions
                 ----------       -------------         -----------
                 13,206,113           6,950                1,900

        (3) The ratification of the CORUS Bank, N.A. bonus program for commercial loan officers:


                 Votes For        Votes Against         Abstentions
                 ----------       -------------         -----------
                 13,071,482          82,087               61,394

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit 11 - Computation of Net Income per Common Share is on page
             18.

        (b)  Reports on Form 8-K.

             None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CORUS BANKSHARES, INC.
                                 (Registrant)



August 10, 1998             By: /s/ Timothy H. Taylor
                               -------------------------
                               Timothy H. Taylor
                               Senior Vice President and Chief Financial Officer

                              (Principal Accounting Officer and duly authorized Officer of Registrant)