Form 10-Q
period 1998-09-30
CORUS BANKSHARES INC
filed 1998-11-10
CIK 51939

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                ____________

                                  FORM 10-Q


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                               (773) 832-3088
                       (Registrant's telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                 ---           ---


As of September 30, 1998, the Registrant had 14,551,142 common shares, $0.05 par value, outstanding.

                           CORUS BANKSHARES, Inc.
                   Index to Quarterly Report on Form 10-Q
                             September 30, 1998


PART I  - FINANCIAL INFORMATION.                                                         PAGE
          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets (unaudited) -
                   September 30, 1998, December 31, 1997 and September 30, 1997.           1

                   Condensed Consolidated Statements of Income (unaudited) -
                   Three and Nine Months Ended September 30, 1998 and 1997.                2

                   Condensed Consolidated Statements of Changes in Shareholders'
                   Equity (unaudited) - Nine Months Ended September 30, 1998 and 1997.     3

                   Condensed Consolidated Statements of Cash Flows (unaudited) -
                   Nine Months Ended September 30, 1998 and 1997.                          4

                   Notes to Condensed Consolidated Financial Statements (unaudited).       5

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                   6

PART II - OTHER INFORMATION.

          Item 6.  Exhibits and Reports on Form 8-K.                                      18

                        PART I. FINANCIAL INFORMATION
                        ITEM I. FINANCIAL STATEMENTS
                           CORUS BANKSHARES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                    September 30    December 31    September 30
(thousands)                                             1998            1997           1997
                                                    -----------     -----------    ------------
Assets
  Cash and due from banks - noninterest bearing     $    57,006     $   62,217     $   64,039
  Federal funds sold overnight                           59,000          1,500         22,800
  Federal funds sold term                                   -           20,000         20,000
  Interest-bearing deposits with banks                   26,999         26,999         13,000
  Securities:
    Available for sale, at fair value                   810,501        531,863        525,182
    Held to maturity, at amortized cost                   7,208          9,279          9,642
                                                    -----------     ----------     ----------
    Total Securities                                    817,709        541,142        534,824
  Loans, net of unearned discount                     1,503,072      1,545,975      1,543,278
    Less: Allowance for possible loan losses             36,220         30,660         28,969
                                                    -----------     ----------     ----------
    Net Loans                                         1,466,852      1,515,315      1,514,309
  Premises and equipment, net                            33,844         30,950         29,671
  Accrued interest receivable and other assets           46,699         44,767         45,592
  Goodwill, net of accumulated amortization              11,015          9,037          9,758
                                                    -----------     ----------     ----------
Total Assets                                        $ 2,519,124     $2,251,927     $2,253,993
                                                    ===========     ==========     ==========
Liabilities & Shareholders' Equity
  Deposits:
    Noninterest-bearing                             $   194,445     $  190,739     $  183,670
    Interest-bearing                                  1,948,993      1,672,327      1,692,004
                                                    -----------     ----------     ----------
    Total Deposits                                    2,143,438      1,863,066      1,875,674
  Short-term borrowings                                   4,423          9,264          4,616
  Federal Home Loan Bank advances                        40,000         40,000         40,000
  Accrued interest payable and other liabilities         42,819         47,964         56,563
                                                    -----------     ----------     ----------
Total Liabilities                                     2,230,680      1,960,294      1,976,853
Shareholders' Equity
  Common stock, surplus and retained earnings           265,268        246,357        241,847
  Accumulated other comprehensive income                 23,176         45,276         35,293
                                                    -----------     ----------     ----------
Total Shareholders' Equity                              288,444        291,633        277,140
                                                    -----------     ----------     ----------
Total Liabilities and Shareholders' Equity          $ 2,519,124     $2,251,927     $2,253,993
                                                    ===========     ==========     ==========

See accompanying notes.

                           CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 Three Months Ended      Nine Months Ended
                                                   September 30            September 30
                                                --------------------    -------------------
(thousands, except per share data)                1998        1997        1998       1997
                                                --------    --------    --------   --------
Interest and Dividend Income                    $ 49,126    $ 45,829    $139,616   $138,556
Interest Expense                                  24,758      20,639      66,447     61,454
                                                --------    --------    --------   --------
  Net Interest Income                             24,368      25,190      73,169     77,102
Provision for Possible Loan Losses                 3,000       4,000       9,000     12,000
                                                --------    --------    --------   --------
  Net Interest Income after Provision
    for Loan Losses                               21,368      21,190      64,169     65,102
Noninterest Income:
  Service charges on deposit accounts              2,199       2,034       6,418      6,521
  Trust and investment management services           621         114       1,157        465
  Gain on dispositions of student loans            3,107       2,579       6,405      8,862
  Other income                                       618         413       1,603      1,349
  Trading account losses, net                         (8)        (27)       (194)      (221)
  Securities and other financial
    instruments gains, net                           608       1,961       4,515      2,881
                                                --------    --------    --------   --------
    Total noninterest income                       7,145       7,074      19,904     19,857
                                                --------    --------    --------   --------
Noninterest Expense:
  Salaries and employee benefits                   7,262       6,919      21,760     20,561
  Net occupancy                                      953       1,026       2,902      3,078
  Data processing                                    575         471       1,734      1,509
  Goodwill amortization                              441         764       1,265      2,296
  Other expenses                                   3,767       3,454      10,466     10,966
                                                --------    --------    --------   --------
    Total noninterest expense                     12,998      12,634      38,127     38,410
                                                --------    --------    --------   --------
Income before income taxes                        15,515      15,630      45,946     46,549
Income tax expense                                 5,290       5,466      15,657     16,292
                                                --------    --------    --------   --------
Net Income                                      $ 10,225    $ 10,164    $ 30,289   $ 30,257
                                                ========    ========    ========   ========
Net Income per Common Share
  Basic                                         $   0.70    $   0.69    $   2.08   $   2.04
  Diluted                                           0.69        0.68        2.05       2.02

Cash Dividends Declared Per Common Share        $  0.140    $  0.135    $  0.415   $  0.395
                                                ========    ========    ========   ========
Weighted Average Common and Common
  Equivalent Shares Outstanding                   14,749      14,967      14,784     14,980
                                                ========    ========    ========   ========

See accompanying notes.

                           CORUS BANKSHARES, INC.
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (Unaudited)

                                                                                              Accumulated
                                                                                                 Other
                                                           Common                 Retained   Comprehensive
(thousands, except per share data)                         Stock       Surplus    Earnings      Income         Total
                                                           ------      -------    --------   -------------  ----------
Balance at December 31, 1997                                 $734       $4,101    $241,522         $45,276    $291,633

Net income                                                                          30,289                      30,289
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                          (22,100)    (22,100)
                                                                                                            ----------
Comprehensive income                                                                                             8,189
                                                                                                            ----------
Retirement of common shares                                    (6)         (36)     (5,297)                     (5,339)
Cash dividends declared on common stock,
  $0.415 per common share                                                           (6,039)                     (6,039)
                                                           ------      -------    --------   -------------  ----------
Balance at September 30, 1998                                $728       $4,065    $260,475         $23,176    $288,444
                                                           ======      =======    ========   =============  ==========

                            CORUS BANKSHARES, INC.
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (Unaudited)

                                                                                              Accumulated
                                                                                                 Other
                                                           Common                 Retained   Comprehensive
(thousands, except per share data)                         Stock       Surplus    Earnings      Income         Total
                                                           ------      -------    --------   -------------  ----------
Balance at December 31, 1996                                 $741       $4,140    $214,941         $15,768    $235,590

Net income                                                                          30,257                      30,257
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                           19,525      19,525
                                                                                                            ----------
Comprehensive income                                                                                            49,782
                                                                                                            ----------
Retirement of common shares                                    (3)         (19)     (2,365)                     (2,387)
Cash dividends declared on common stock,
  $0.395 per common share                                                           (5,845)                     (5,845)
                                                           ------      -------    --------   -------------  ----------
Balance at September 30, 1997                                $738       $4,121    $236,988         $35,293    $277,140
                                                           ======      =======    ========   =============  ==========

                           CORUS BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30
                                                                                                  -------------------------
(thousands)                                                                                           1998          1997
                                                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                        $   30,289     $   30,257
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                                          9,000         12,000
    Depreciation and amortization                                                                      2,394          2,237
    Accretion of investment and loan discounts                                                       (10,479)       (10,919)
    Goodwill amortization                                                                              1,265          2,296
    Gain on dispositions of student loans                                                             (6,405)        (8,862)
    Securities and other financial instruments gains, net                                            (12,913)        (4,224)
    Decrease (increase) in accrued interest receivable and other assets                                4,441         (4,673)
    Increase in accrued interest payable and other liabilities                                         5,234          9,970
                                                                                                  ----------     ----------
          Net cash provided by operating activities                                                   22,826         28,082
                                                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                                                2,017          1,620
Proceeds from maturities of available for sale securities                                            427,362        336,270
Proceeds from sales of available for sale securities                                                 113,112         42,270
Proceeds from maturities of federal funds sold with greater than 90 day maturities                    20,000           -
Purchases of available for sale securities                                                          (832,596)      (482,998)
Purchases of federal funds sold with greater than 90 day maturities                                     -           (20,000)
Purchases of interest-bearing deposits with banks                                                       -           (13,000)
Purchases of loans                                                                                      (827)          (426)
Net decrease in loans                                                                                 43,252         76,934
Additions to premises and equipment, net                                                              (5,288)        (3,258)
Reduction in minority interest of and additional consideration for
    bank subsidiaries                                                                                   -               137
Purchases of businesses                                                                               (1,775)          -
                                                                                                  ----------     ----------
          Net cash used in investing activities                                                     (234,743)       (62,451)
                                                                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts                                                              280,372        (25,005)
Decrease in short-term borrowings                                                                     (4,841)        (1,701)
Retirements of common shares                                                                          (5,339)        (2,387)
Cash dividends paid on common shares                                                                  (5,986)        (5,707)
                                                                                                  ----------     ----------
          Net cash provided by (used in) financing activities                                        264,206        (34,800)
                                                                                                  ----------     ----------
Net increase in cash and cash equivalents                                                             52,289        (69,169)
Cash and cash equivalents at January 1                                                                63,717        156,008
                                                                                                  ----------     ----------
Cash and cash equivalents at September 30                                                         $  116,006     $   86,839
                                                                                                  ==========     ==========

See accompanying notes.

                           CORUS BANKSHARES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. Condensed Consolidated Financial Statements

   The Condensed Consolidated Balance Sheets and Statements of Income, Changes in Shareholders' Equity and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CORUS BANKSHARES, Inc.'s consolidated financial statements for the three years ended December 31, 1997 included in CORUS' Annual Report and Form 10-K for the year ended December 31, 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

                      ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


OPERATING RESULTS

For the three months ended September 30, 1998, net income was $10.2 million, or $0.69 per share on a diluted basis, unchanged from net income of $10.2 million, or $0.68 per share on a diluted basis, for the same period in 1997. For the nine months ended September 30, 1998, net income was $30.3 million, or $2.05 per share on a diluted basis, unchanged from net income of $30.3 million, or $2.02 per share on a diluted basis, for the 1997 period.

Net Interest Income

The major source of earnings for CORUS is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The table on the following page sets forth certain information relating to CORUS' consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the nine month period ended September 30, 1998. The yields and costs are adjusted for the accretion and amortization of deferred fees. Interest income on nonaccrual loans is reflected in the period that it is collected. Such amounts are not material to net interest income or the net change in net interest income. Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.


The following table represents a reconciliation of fully taxable equivalent net interest income:


(thousands)
Fully taxable equivalent net interest income for the nine months ended September 30, 1997          $78,482
Change in interest and dividend income due to common stocks                                            947
Change due to average earning assets fluctuations (excluding common stocks)                          3,216
Change due to interest rate fluctuations other than student loan discount accretion -
 earning assets excluding common stocks                                                             (4,849)
Change due to student loan discount accretion                                                         (547)
Change due to interest rate fluctuations - funding sources                                          (2,291)
Change due to rate/volume fluctuations (excluding common stocks)                                      (326)
                                                                                                   -------
Fully taxable equivalent net interest income for the nine months ended September 30, 1998          $74,632
                                                                                                   =======

The decline in the net interest margin in 1998 was partially due to lower student loan discount accretion and an increase in the average balance of common stock investments. During the three and nine months ended September 30, 1998, CORUS recognized $934,000 and $2.9 million of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools, compared with $949,000 and $3.5 million for the same periods of 1997. In addition, the net interest margin was adversely affected during the nine months ended September 30, 1998 by the increase in the average balance of CORUS' bank stock portfolio which has a relatively low yield, as compared to typical bank loans.

Please note that prior year fully taxable equivalent net interest income, and related net interest margins, were restated to incorporate the taxable equivalent impact of the 70% dividends received deduction on dividends earned on the bank stock portfolio.

                      ITEM 2. - CORUS BANKSHARES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                     Nine Months Ended September 30
                                                                  --------------------------------------------------------------
                                                                                 1998                            1997
                                                                  --------------------------------------------------------------
                                                                                          Average                        Average
(Dollars in thousands)                                            Average                 Yield/    Average              Yield/
                                                                  Balance      Interest    Cost     Balance    Interest   Cost
                                                                  -------------------------------  ------------------------------
Average Assets
Earning Assets:
   Interest-bearing deposits with banks                           $   26,999    $   1,297   6.41%  $    2,952   $   134     6.05%
   Federal funds sold                                                 87,219        3,647   5.58%     110,105     4,519     5.47%
   Taxable securities other than common stocks                       426,986       17,702   5.53%     298,271    12,327     5.51%
   Common stocks (2)                                                 165,250        3,569   2.88%     101,683     2,622     3.44%
   Tax-advantaged securities (1)                                       3,441          197   7.63%       4,706       273     7.73%
   Trading account securities                                         27,232        1,052   5.15%      18,465       759     5.48%
   Loans, net of unearned discount (1) (3) (4)                     1,531,978      113,615   9.89%   1,583,805   119,302    10.04%
                                                                  -------------------------------  ------------------------------
      Total earning assets                                         2,269,105      141,079   8.29%   2,119,987   139,936     8.80%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                       59,411                           60,531
   Allowance for loan losses                                         (33,212)                         (31,454)
   Premises and equipment, net                                        32,434                           29,346
   Other assets, including goodwill                                   58,787                           51,575
                                                                  ----------                       ----------
      Total assets                                                $2,386,525                       $2,229,985
                                                                  ==========                       ==========
Average Liabilities and Shareholders' Equity
Deposits -- interest-bearing:
   NOW and money market deposits                                  $1,002,371      $34,645   4.61%  $1,035,923   $36,049     4.64%
   Savings deposits                                                  175,384        3,463   2.63%     190,040     3,723     2.61%
   Time deposits                                                     614,010       26,306   5.71%     470,326    19,448     5.51%
                                                                  -------------------------------  ------------------------------
      Total interest-bearing deposits                              1,791,765       64,414   4.79%   1,696,289    59,220     4.65%

   Short-term borrowings                                               5,882          310   7.03%       6,531       505    10.31%
   Federal Home Loan Bank advances                                    40,000        1,723   5.74%      40,000     1,729     5.76%
                                                                  -------------------------------  ------------------------------
      Total interest-bearing liabilities                           1,837,647       66,447   4.82%   1,742,820    61,454     4.70%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                      196,158                          192,307
   Other liabilities                                                  58,310                           38,493
   Shareholders' equity                                              294,410                          256,365
                                                                  ----------                       ----------
     Total liabilities and shareholders' equity                   $2,386,525                       $2,229,985
                                                                  ==========                       ==========

Interest income/average earning assets                            $2,269,105     $141,079   8.29%  $2,119,987  $139,936     8.80%
Interest expense/average interest-bearing liabilities              1,837,647       66,447   4.82%   1,742,820    61,454     4.70%
                                                                                 ----------------              ------------------
Net interest spread                                                               $74,632   3.47%               $78,482     4.10%
                                                                                 ================              ==================
Net interest margin                                                                         4.39%                           4.94%
                                                                                           ======                          ======

(1) Interest income on tax-advantaged loans and securities reflects a taxable equivalent adjustment based on a 35% income tax rate.

(2) Dividend income on common stocks reflects a taxable equivalent adjustment based on a 35% income tax rate related to the 70% dividends received deduction.

(3) Unremitted interest on nonaccrual loans is not included in the amounts.

(4) Includes net interest income derived from interest rate swap contracts.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


The following table represents the impact these items had on net interest margin for the three and nine month periods ended September 30, 1998 and 1997:

                                                                Three Months Ended        Nine Months Ended
                                                                    September 30             September 30
                                                                   1998          1997      1998       1997
                                                              -----------------------------------------------
Net interest margin                                                 4.05%         4.82%      4.39%      4.94%
Impact of student loan discount accretion                          (0.15)        (0.18)     (0.17)     (0.22)
                                                              -----------------------------------------------
Net interest margin without student loan discount accretion         3.90          4.64       4.22       4.72
Impact of bank stock portfolio                                      0.11          0.10       0.10       0.06
                                                              -----------------------------------------------
Net interest margin without student loan discount
accretion and bank stock portfolio                                  4.01%         4.74%      4.32%      4.78%
                                                              ===============================================

Noninterest Income

Noninterest income for the third quarter of 1998 was $7.1 million, unchanged from the 1997 period. Gains on dispositions of student loans increased $528,000 to $3.1 million. Securities and other financial instruments gains declined $1.4 million to $608,000. Trust and investment services income increased $507,000 due principally to the reasons cited below.

Noninterest income for the nine months ended September 30, 1998 was $19.9 million, also unchanged from the 1997 period. Gains on dispositions of student loans declined $2.4 million while securities and other financial instrument gains increased by $1.6 million. Securities and other financial instrument gains included $13 million of net gains related to the sales of bank stocks in CORUS' portfolio, offset partially by $8.4 million of losses associated with the derivative instruments entered into by CORUS to hedge the market risk associated with the bank stock portfolio.

In March, 1998, CORUS acquired an investment management business. CORUS' assets under management more than tripled as a result of the acquisition. The increases in trust and management services income for the third quarter and nine months ended September 30, 1998 are attributable to fees earned from the additional assets under management. The acquisition resulted in additional goodwill of $3.2 million being recorded, which will be amortized over 15 years.

In the past few years nonperforming student loans were purchased at a substantial discount to the face value of the loans. CORUS attempts to convert the loans to performing status and reinstate their government guarantees.
CORUS refers to this process as "curing" and it has represented a significant source of income to the Company over the past several years. Virtually all of the curable loans that CORUS currently holds will lose their eligibility to become cured on May 31, 1999. This issue is not unique to CORUS; it applies to all student loans that lost their guarantee prior to May 31, 1996. At September 30, 1998, CORUS had cured $10 to $12 million of student loans, but the income from these cures has not yet been recognized in its income statement. This unrecognized income plus an additional $2 million to $4 million of loans that CORUS anticipates it can cure prior to May 31, 1999 will be reported in income as follows: (1) between $2 million and $3 million of income in the fourth quarter of 1998, and (2) between $9 and $11 million during 1999. The income from these curing operations will decline substantially in 2000, likely to less than $1 million for the year.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Noninterest Expense

Noninterest expense for the third quarter of 1998 was $13 million, an increase of $364,000 from the 1997 period. Increases in salaries and benefits expense of $343,000 and in other expenses of $313,000 were partially offset by a decline in goodwill amortization of $323,000.

Noninterest expense for the nine months ended September 30, 1998 was $38.1 million, $283,000 less than the 1997 period. An increase in salaries and employee benefits expense of $1.2 million was fully offset by declines in goodwill amortization of $1 million and in other expenses of $500,000.

The effective income tax rate for the third quarter of 1998 was 34.1% as compared to 35% in 1997. For the nine months ended September 30, 1998 and 1997, the effective income tax rates were 34.1% and 35%, respectively. The decline in the effective income tax rates was primarily due to lower goodwill amortization in the 1998 periods.


FINANCIAL CONDITION

Earning Assets

The following table details the composition of CORUS' earning assets:

                                        September 30, 1998       December 31, 1997       September 30, 1997
(Dollars in thousands)                  Amount      Percent     Amount      Percent      Amount     Percent
                                       ---------------------   ----------------------  ----------------------
Loans:
  Commercial real estate:
    Mortgage                             $523,990         22%    $554,545          26%    $562,835         26%
    Construction                          202,504          8      156,950           7     125,100           6
  Student                                 423,438         18      412,926          19     409,510          19
  Residential first mortgage              156,459          6      209,669          10     228,023          11
  Home equity                              96,194          4      131,868           6     147,393           7
  Commercial                               73,996          3       55,062           3      45,500           2
  Medical finance                          24,128          1       21,440           1      20,588           1
  Consumer                                  2,363          -        3,515           -       4,329           -
                                       ---------------------   ----------------------  ----------------------
Total loans                             1,503,072         62    1,545,975          72   1,543,278          72
Securities other than common stocks       665,960         28      382,482          18     401,891          19
Common stocks                             151,749          6      158,660           8     132,933           6
Federal funds sold                         59,000          3       21,500           1      42,800           2
Interest-bearing deposits with banks       26,999          1       26,999           1      13,000           1
                                       ---------------------   ----------------------  ----------------------
Total                                  $2,406,780        100%  $2,135,616         100% $2,133,902         100%
                                       =====================   ======================  ======================

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Loans

Total loans at September 30, 1998 were $1.5 billion, a decline of $42.9 million, or 2.7%, from December 31, 1997. Commercial real estate mortgage loans declined $30.6 million, or 5.5%, from December 31, 1997. Commercial real estate construction loans increased $45.6 million, or 29%, from December 31, 1997. At September 30, 1998, net unfunded construction loan commitments totaled $187.5 million.

The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at September 30, 1998 (in thousands):

     Rental apartments                                             $170,523
     Nursing homes                                                  129,048
     Hotel/Motel                                                    128,875
     Retail                                                          73,447
     Industrial                                                      66,928
     Office                                                          61,064
     Condo/Loft conversion and other residential for sale            55,407
     Other                                                           41,202
                                                                   --------
     Total                                                         $726,494
                                                                   ========

At September 30, 1998, approximately 67% of the outstanding balances of commercial real estate loans were secured by collateral located in the six county Chicago metropolitan area. The largest single concentration of outstanding balances outside of this area, 6%, is secured by collateral located in Indiana.

Student loans increased $10.5 million, or 2.5%, from December 31, 1997. Please refer to the Legislative Developments section elsewhere in this document for information relating to the changes in interest rates earned on student loans originated after June 30, 1998.

At September 30, 1998 residential first mortgage and home equity loans declined $53.2 and $35.7 million, or 25.4% and 27.1%, respectively, compared with December 31, 1997. Please refer to the Allowance for Loan Losses section elsewhere in this document for additional comments relating to these portfolios.

Securities Other Than Bank Stocks

At September 30, 1998 total securities other than the bank stock portfolio were $666 million, an increase of $283.5 million, or 74.1%, compared with $382.5 million at December 31, 1997. U.S. Treasury and agency securities increased by $231.8 million. Mortgage-backed obligations increased $104.5 million while other securities and state and municipal securities declined $49.4 million and $1.6 million, respectively.

Bank Stocks

At September 30, 1998 investments in the stocks of financial industry companies were $151.7 million, a decline of $7 million, or 4.4%, compared with $158.7 million at December 31, 1997. It should be noted, however, that the market value of the portfolio increased to $168.6 million at October 31, 1998, an
11.1% increase over the value at September 30, 1998.   The fluctuations in
market value are regrettable but inevitable.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


At September 30, 1998, CORUS held investments in 45 equity securities of publicly-traded financial industry companies with total unrealized gains of $35.2 million, which were included in the available for sale securities classification. At September 30, 1998, the holdings by market capitalization were as follows:

                                                                                    Percentage of
Market Capitalization  (dollars in thousands):            Amount of Holdings          Portfolio
                                                          ----------------------------------------
Over $10 billion                                                $71,282                    47%
Between $5 and $10 billion                                       25,695                    17
Between $1 and $5 billion                                        31,950                    21
Between $500 million and $1 billion                              15,820                    10
Under $500 million                                                7,002                     5
                                                          ----------------------------------------
Total                                                          $151,749                   100%
                                                          ========================================

At October 31, 1998 the total unrealized gains had increased to $52 million.

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.


(thousands)                        September 30  December 31  September 30
                                       1998         1997          1997
                                   ------------  -----------  ------------
Nonperforming loans:
  Residential first mortgage            $13,394      $17,451       $21,482
  Commercial real estate                  5,393        4,678         4,741
  Commercial                                  8           80           134
  Home equity                             2,275        3,706         3,694
  Student                                   356          453           469
  Medical finance                         1,075          684           498
  Consumer                                  135          119           210
                                   ------------  -----------  ------------
Total nonperforming loans                22,636       27,171        31,228
Other real estate owned                   5,370        5,673         5,828
                                   ------------  -----------  ------------
Total nonperforming assets              $28,006      $32,844       $37,056
                                   ============  ===========  ============
Nonaccrual loans included in
non-performing loans above              $ 7,591      $ 8,641       $ 7,984
                                   ============  ===========  ============
Nonperforming loans/Total loans           1.51%        1.76%         2.02%
Nonperforming assets/Total assets         1.11%        1.46%         1.64%
Allowance for loan losses/
  nonperforming loans                   160.01%      112.84%        92.77%

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At September 30, 1998, other real estate owned was comprised of two commercial real estate properties with aggregate book values of $106,000 and forty-six residential properties with aggregate book values of $5.3 million. During the third quarter of 1998 twelve residential properties and one commercial property with aggregate book values of $1.4 million were sold for a net gain of $135,000. These gains were partially offset by writedowns of properties not sold. For the third quarter of 1998, writedowns of residential real estate properties not yet sold totaled $25,000.

Excluded from the preceding table are student loans that CORUS has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $17.3, $14.1 and $13.3 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior loss experience, overall growth in the portfolio, delinquency levels, current economic conditions and other factors. A reconciliation of the activity in CORUS' allowance for loan losses is as follows:

                                       Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                     ----------------------------------------------
(thousands)                             1998        1997        1998        1997
                                     ----------------------------------------------
Balance at beginning of period          $34,214     $27,750     $30,660     $32,668
Provision for loan losses                 3,000       4,000       9,000      12,000
Less charge-offs:
  Commercial real estate loans               18           1          18         350
  Student loans                             436       1,572         553       9,628
  Residential first mortgage loans          121         134         284         374
  Home equity loans                         930       1,436       4,148       6,037
  Commercial loans                            1           2           2          18
  Consumer loans                              2           8           2          81
                                     ----------------------------------------------
Total charge-offs                         1,508       3,153       5,007      16,488
                                     ----------------------------------------------
Add recoveries:
  Commercial real estate loans               19          77         125         134
  Student loans                               8           -         107           -
  Residential first mortgage loans            -           3           -           3
  Home equity loans                         457         267       1,265         570
  Commercial loans                            9           7           9          17
  Consumer loans                             21          18          61          65
                                     ----------------------------------------------
Total recoveries                            514         372       1,567         789
                                     ----------------------------------------------
Net charge-offs                            (994)     (2,781)     (3,440)    (15,699)
                                     ----------------------------------------------
Balance at September 30                 $36,220     $28,969     $36,220     $28,969
                                     ==============================================
Loans at September 30                $1,503,072  $1,543,278  $1,503,072  $1,543,278
                                     ==============================================
Allowance as a percentage of loans         2.41%       1.88%       2.41%       1.88%
                                     ==============================================

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



Home equity loans that were originated at up to 100% of the underlying property's value, Ultimate Home Equity loans, are charged off when they become 120 days past due. For the quarter and nine months ended September 30, 1998, these loans represented $460,000 and $2.8 million of the home equity net charge-offs. Ultimate Home Equity loan net charge-offs for the three and nine months ended September 30, 1997 were $1.2 million and $5.4 million, respectively. Management anticipates that there will continue to be net charge-offs of Ultimate Home Equity loans during the remainder of 1998, although at significantly lower levels than experienced in 1997. At September 30, 1998, Ultimate Home Equity loans totaled $61.5 million. Of this total, $975,000 was classified as nonperforming loans. The following represents an aging schedule of Ultimate Home Equity loans at September 30, 1998 (in thousands):

     Current                                    $57,228
     30 to 59 days past due                       2,266
     60 to 89 days past due                       1,043
     >89 days past due                              975
                                                -------
     Total                                      $61,512
                                                =======

During 1996 the origination of residential first mortgage and home equity loans was suspended to allow management to monitor the delinquency experience, collection efforts and charge-off experience related to the loans in the portfolio at that time. Since that time, the amount of residential first mortgage and home equity loan originations has been minimal.

At September 30, 1998 the allowance for loan losses as a percentage of total loans increased to 2.41% of total loans from 1.98% of total loans at December 31, 1997. In addition, the allowance as a percentage of nonperforming loans increased to 160.01%, compared with 112.84% at December 31, 1997. Management believes that the level of the allowance for loan losses was adequate at September 30, 1998.

Student Loan Investigation

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5 for further information.

Liabilities

The following table details the composition of deposit products by type:

                         September 30  December 31  September 30
                             1998         1997          1997
                         ------------  -----------  ------------
Demand                              9%          10%           10%
Savings                             8           10            10
NOW                                 4            5             4
Money Market                       43           48            50
Certificates of Deposit            36           27            26
                         ------------  -----------  ------------
Total                             100%         100%          100%
                         ============  ===========  ============

At September 30, 1998, December 31, 1997 and September 30, 1997, CORUS had retail certificates of deposit obtained from brokers of $427.2, $260.4 and $235.7 million, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Capital

CORUS' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 9.9% at September 30, 1998, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 15.5% and 17.7%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

It should be noted that, pursuant to a joint final rule relating to risk-based capital that was issued on September 1, 1998 by the federal regulatory agencies, CORUS has included 45 percent of pretax net unrealized holding gains on available-for-sale equity securities in Tier 2 capital at September 30, 1998.

During the first three months of 1998, CORUS repurchased and retired 130,300 shares at an average price of $40.98 per share. No shares were repurchased during the second or third quarters of 1998. A total of 269,100 shares have been repurchased under the 750,000 common share repurchase program approved by the Board of Directors in 1997. This program provides a means to return some of CORUS' excess capital to all shareholders.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $22.8 million for the first nine months of 1998, compared with $28.1 million of net cash provided by operating activities for the same period in 1997. The decline was primarily the result of increased securities and other financial instruments gains, net of lower gains on dispositions of student loans.

Net cash used in investing activities totaled $234.7 million for the first nine months of 1998, compared with $62.5 million in the 1997 period. The increase was due primarily to increased purchases of available for sale securities net of increased maturities of such securities.

Net cash provided by financing activities totaled $264.2 million for the first nine months of 1998, compared with $34.8 million of net cash used in financing activities in 1997. This change was primarily attributable to an increase in the balances of retail certificate of deposit accounts obtained from brokers.


ACQUISITION OF LASALLE NATIONAL BANK CURRENCY EXCHANGE RELATED BUSINESS

During the third quarter of 1998 CORUS announced that it would acquire the currency exchange related business of LaSalle National Bank. The transaction has received the necessary regulatory approvals and is expected to close during the fourth quarter of 1998. CORUS has enjoyed the dominant position of banking for the currency exchange industry in Chicago for decades and will benefit substantially from acquiring the servicing rights from the number two servicer in this area.

The transaction should result in additional net revenues of approximately $2 million per year with minimal additional operating expenses.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

Legislation making the temporary revised interest rate provisions permanent was passed by Congress and signed by President Clinton in October, 1998.

The interest rate reductions passed by Congress are regrettable and will result in a lower yield on the Company's future student loan originations. Nevertheless, management believes that the revised interest rate provisions provide an acceptable rate of return and CORUS intends to continue to aggressively solicit applications for student loans.

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

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


YEAR 2000 READINESS

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

Management has communicated with its data processing servicers, other third party vendors and suppliers and major borrowing customers to ascertain their efforts with respect to Year 2000 readiness.

CORUS' has two major data processing servicers. The servicer that processes its loan and deposit accounts and general ledger transactions, with the exception of student loans, installed Year 2000 code changes during the third quarter of 1998. CORUS personnel will participate in a formal proxy test process during the first quarter of 1999 to verify that transactions with dates beyond December 31, 1999 post properly to their related accounts.

The servicer that processes CORUS' student loan portfolio uses a data processing program that was certified as being Year 2000 compliant when CORUS converted its student loan portfolio to the program in 1997. CORUS personnel will conduct tests of this data processing program through the first quarter of 1999 as well.

Problem identification and testing processes related to other third party vendors and suppliers are ongoing and will continue into 1999.

Management does not currently anticipate that Year 2000 compliance will have a material impact on CORUS' results of operations, financial condition or cash flows. The single largest capital expenditure related to Year 2000 matters will be approximately $500,000 for Year 2000 compliant check processing equipment and software which is expected to be purchased and installed by the end of the first quarter of 1999. Other Year 2000 expenditures to date have been expensed as incurred.


FORWARD-LOOKING STATEMENTS

Statements made in this document about CORUS' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause CORUS' actual results to differ materially include, but are not limited to, the following:


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

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


- CORUS' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;

- CORUS' ability to complete and successfully integrate its acquired investment management and currency exchange related businesses;

-    CORUS' ability to "cure" student loans prior to May 31, 1999;

- The impact of the Year 2000 on CORUS' data processing servicers, customers and other vendors;

-    CORUS' ability to access cost-effective funding; and

-    Economic conditions.


CORUS undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

                             CORUS BANKSHARES, INC.
                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11 - Computation of Net Income per Common Share is on page 19.

     (b)  Reports on Form 8-K.

          None.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CORUS BANKSHARES, INC.
                                           (Registrant)



November 6, 1998                       By: /s/ Timothy H. Taylor
                                          ----------------------
                                          Timothy H. Taylor
                                          Senior Vice President and
                                           Chief Financial Officer

                                          (Principal Accounting Officer and
                                          duly authorized Officer of Registrant)