Form 10-K
period 1998-12-31
CORUS BANKSHARES INC
filed 1999-03-26
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             -           SECURITIES EXCHANGE ACT OF 1934
                                       OR
             _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

                                 (773) 832-3088
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

Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1998 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 17, 1999, for its Annual Meeting of Shareholders to be held on April 28, 1999.

On February 28, 1999, the Registrant had 14,519,890 common shares outstanding. Of these, 7,284,555 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on February 28,
1999) of approximately $239.5 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

                                     PART I.

ITEM 1. BUSINESS

Corus Bankshares, Inc., incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly-owned banking subsidiary, Corus Bank, N.A.

The bank has eleven branches in the Chicago metropolitan area and offers general banking services such as checking, savings, money market and time deposit accounts; commercial, mortgage, home equity, student and personal loans; trust and investment management services; safe deposit boxes and a variety of additional services. The bank also provides clearing, depository and credit services to more than 550 currency exchanges in the Chicago area and an additional 20 in Milwaukee, Wisconsin.

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

EMPLOYEES

At December 31, 1998, Corus employed a total of 674 full-time equivalent persons, consisting of 138 executives, management and supervisory personnel and 536 clerical and secretarial employees.

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

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 1999 will be approximately .01% of deposits.

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

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 1998, Corus' Tier 1 capital and total risk-based capital ratios were 15.0% and 18.1%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 1998, Corus' leverage ratio was 10.3%.

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

STATISTICAL DATA

Pages 4 through 10 contain supplemental statistical data. This data should be read in conjunction with Corus' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 1998 Annual Report to Shareholders (1998 Annual Report), incorporated herein by reference in response to Items 7 and 8 hereof.

                     CHANGES IN INTEREST INCOME AND EXPENSE

The following table shows the changes in interest income and expense by major categories of assets and liabilities attributable to changes in volume or rate or both, for the periods indicated:

(thousands)                                       Year Ended December 31, 1998
                                                --------------------------------
                                                 Volume       Rate        Total
                                                --------    --------    --------
Interest Income:
  Interest-earning deposits with banks          $    972    $     (2)   $    970
  Federal funds sold                                (839)        (49)       (888)
  Taxable securities other than common stocks      9,311        (325)      8,986
  Common stocks                                    1,614        (311)      1,303
  Tax-advantaged securities                         (105)        (12)       (117)
  Trading account securities                         334         (42)        292
  Loans, net of discount                          (4,410)     (2,449)     (6,859)
                                                --------    --------    --------
    Net  Increase (Decrease)                       6,877      (3,190)      3,687
                                                --------    --------    --------
Interest Expense:
  NOW and money market deposits                   (1,133)     (1,761)     (2,894)
  Savings deposits                                  (365)         38        (327)
  Time deposits                                    9,807         341      10,148
  Short-term borrowings                             (190)        (49)       (239)
  Federal Home Loan Bank advances                   --           (44)         44
                                                --------    --------    --------
    Net Increase (Decrease)                        8,119      (1,475)      6,644
                                                --------    --------    --------

Decrease in Net Interest Income                 $ (1,242)   $ (1,714)   $ (2,957)
                                                ========    ========    ========

                                                Year Ended December 31, 1997
                                              --------------------------------
                                               Volume       Rate        Total
                                              --------    --------    --------
Interest Income:
  Interest-earning deposits with banks        $   (206)   $    (26)   $   (232)

  Federal funds sold                             2,865         141       3,006

  Taxable securities other than common stocks   (1,602)       (307)     (1,909)
  Common stocks                                  1,481         (73)      1,408
  Tax-advantaged securities                       (193)         40        (153)
  Trading account securities                       380         380         760
  Loans, net of discount                        (3,211)     (6,880)    (10,091)
                                              --------    --------    --------
    Net Decrease                                  (486)     (6,725)     (7,211)
                                              --------    --------    --------
Interest Expense:
  NOW and money market deposits                   (187)      1,596       1,409
  Savings deposits                                (567)       --          (567)
  Time deposits                                  1,201         594       1,795
  Short-term borrowings                           (494)        229        (265)
  Federal Home Loan Bank advances                  652          26         678
                                              --------    --------    --------
    Net Increase                                   605       2,445       3,050
                                              --------    --------    --------
Decrease in Net Interest Income               $ (1,091)   $ (9,170)   $(10,261)
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

                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Corus were as follows:

                                                      December 31
                                          ------------------------------------
(thousands)                                 1998          1997          1996
                                          --------      --------      --------
Available for sale
   U.S. Government and agencies           $529,374      $191,236      $183,404
   Corporate debt securities                30,173       161,454        95,001
   Common stocks                           185,698       158,660        92,611
   Other                                   152,423        20,513         8,013
                                          --------      --------      --------
     Total                                 897,668      $531,863      $379,029
                                          ========      ========      ========

Held to maturity
   State and municipal                    $  2,168      $  4,150      $  5,201
   Other                                     4,442         5,129         6,053
                                          --------      --------      --------
     Total                                $  6,610      $  9,279      $ 11,254
                                          ========      ========      ========

Maturities of Securities

The scheduled maturities by security type as of December 31, 1998 were as follows:

                            One year    From one      From five                 Not due at
(thousands)                    or     through five   through ten      After      A single
                              less       years          years       ten years    Maturity    Total
                            --------  ------------   -----------    ---------   ----------   ------
U.S. Government
   and agencies             $529,374   $   --         $   --        $   --      $   --      $529,374
Corporate debt securities
                              15,302     14,871           --            --          --        30,173
State and municipal              350        646            672           500        --         2,168
Common stocks                   --         --             --            --       185,698     185,698
Other                           --           15         12,740       124,047      20,063     156,865
                            --------   --------       --------      --------    --------    --------
      Total                 $545,026   $ 15,532       $ 13,412      $124,547    $205,761    $904,278
                            ========   ========       ========      ========    ========    ========


The weighted-average yield for each range of maturities of securities at December 31, 1998 was as follows:


                            One year    From one      From five                 Not due at
                               or     through five   through ten      After      A single
                              less       years          years       ten years    Maturity    Total
                            --------  ------------   -----------    ---------   ----------   ------
U.S. Government
   and agencies               5.03%         -- %          -- %           -- %        -- %     5.03%
Corporate debt securities
                              6.14        6.09            --             --          --       6.12
State and municipal          10.55        9.29          7.46           9.37          --       8.94
Common stocks                   --         --             --             --        2.97       2.97
Other                           --        5.50          6.00           5.63        6.81       5.81

Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

                                 LOAN PORTFOLIO

Classification of Loans

Corus' loans were as follows:

                                                           December 31
                               ------------------------------------------------------------------
(thousands)                       1998         1997         1996           1995          1994
                               -----------  ----------   -----------    -----------   -----------
Commercial real estate         $   761,564  $  711,495   $   655,793    $   582,331   $   354,893
Student                            431,304     412,926       402,859        379,129       354,073
Residential first mortgage         137,683     209,669       286,042        317,787       233,437
Commercial                         108,759     131,868       188,755        170,793        57,093

Home equity                         85,408     131,868       188,755        170,793        57,093
Consumer                            26,869      24,955        27,844         30,273        32,393
                               -----------  ----------   -----------    -----------   -----------

       Total                   $ 1,551,587  $1,545,975   $ 1,623,145    $ 1,558,782   $ 1,100,509
                               ===========  ==========   ===========    ===========   ===========

Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 1998:

                                  One year         From one         After
(thousands)                        or less      to five years     five years         Total
                                ------------   ---------------   -------------    ----------
Commercial real estate             $241,721      $ 385,171       $ 134,672        $ 761,564
Commercial                           70,646         35,622           2,491          108,759


Of the loans maturing after one year, $269.8 million have fixed rates. To manage the interest rate exposure of specific, fixed-rate commercial real estate loans and other loans, Corus has entered into interest rate swap agreements. For additional information on such financial instruments, see Note 10 to the Consolidated Financial Statements on pages 41 through 43 of the 1998 Annual Report, incorporated herein by reference in response to Item 8 hereof.

                       RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual and Past Due Loans

Nonaccrual loans were as follows:

                                                           December 31
                                   ------------------------------------------------------------
  (thousands)                          1998         1997        1996         1995       1994
                                   ------------  ----------  -----------  ---------  ----------
  Nonaccrual loans                   $ 5,307      $ 8,641       $ 7,427    $ 8,536     $ 2,389
  Nonaccrual loans to total loans       0.34%        0.56%         0.46%      0.55%       0.22%

Interest income that should have been recorded under the original terms of these loans totaled $405,000 for the year ended December 31, 1998. Total interest income recorded for these loans in 1998 was $229,000.

Loans past due 90 days or more, including nonaccrual loans, were as follows:

                                                           December 31
                                   ------------------------------------------------------------
  (thousands)                          1998         1997        1996         1995       1994
                                   ------------  ----------  -----------  ---------  ----------
Loans past due 90 days or more       $ 34,877     $ 41,248      $ 50,368   $ 32,714    $20,620
Less guaranteed student loans          17,543       14,077        15,163     13,913     13,252
                                   ------------  ----------  -----------  ---------  ----------
Net loans past due 90 days or more   $ 17,334     $ 27,171      $ 35,205   $ 18,801    $ 7,368
                                   ============  ==========  ===========  =========  ==========

  Net loans past due 90 days or more
     as a percentage of total loans      1.12%        1.76%         2.17%      1.21%      0.67%
                                   ============  ==========  ===========  =========  ==========

Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual and Past Due Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans that are past maturity more than 45 days, have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. At December 31, 1998, the principal amount of these loans was $8.5 million. This amount generally includes loans that were classified for regulatory purposes.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:


                                                                        Year Ended December 31
                                                  --------------------------------------------------------------------
(thousands)                                           1998          1997         1996          1995           1994
                                                  ------------- ----------- -------------- ------------- -------------
Balance at beginning of year                         $30,660       $32,668      $25,640       $20,157       $19,552
Provision for loan losses                             10,000        16,000       16,000         5,779           ---
Less charge-offs:
  Commercial real estate loans                            18           350          206           284            65
  Student loans                                        1,240         9,707        4,605            81            45
  Residential first mortgage loans                       414           431            1             4            20
  Home equity loans                                    5,171         8,454        6,421            28           ---
  Commercial loans                                         2            22           92           269            35
  Consumer loans                                           7           131           16           153           148
                                                  ------------- ----------- -------------- ------------- -------------
    Total charge-offs                                  6,852        19,095       11,341           819           313
                                                  ------------- ----------- -------------- ------------- -------------
Add recoveries:
  Commercial real estate loans                           166           195        1,026            44           210
  Student loans                                          143            24           80           105           100
  Residential first mortgage loans                       ---             3          ---             5             5
  Home equity loans                                    1,553           745          375           ---           ---
  Commercial loans                                         9            19          770            69           303
  Consumer loans                                          94           101          118           300           300
                                                  ------------- ----------- -------------- ------------- -------------
    Total recoveries                                   1,965         1,087        2,369           523           918
                                                  ------------- ----------- -------------- ------------- -------------
Net (charge-offs) recoveries                          (4,887)      (18,008)      (8,972)         (296)          605
                                                  ------------- ----------- -------------- ------------- -------------

Balance at end of year                               $35,773       $30,660      $32,668       $25,640       $20,157
Net (charge-offs)/recoveries to average loans
  Outstanding                                        (0.32%)       (1.15%)      (0.56%)       (0.02%)         0.06%
======================================================================================================================

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:

                                                                December 31
                                    ---------------------------------------------------------------------------
(thousands)                              1998           1997            1996            1995            1994
                                    -------------- --------------- --------------- --------------- ------------
Commercial real estate                 $ 12,971        $ 2,814         $ 2,575         $ 2,934         $ 5,801
Student                                   2,782          2,658           3,608          11,489           1,202
Residential first mortgage                  459            784           1,034           1,327           2,451
Home equity                              10,070         16,180          21,460           1,000             827
Commercial                                  269             29              45             445           1,368
Consumer                                    169            306             643             476             291
Unallocated                               9,053          7,889           3,303           7,969           8,217
                                    -------------- --------------- --------------- --------------- ------------

Total                                   $35,773        $30,660         $32,668         $25,640         $20,157
                                    ============== =============== =============== =============== ============

The increase in the allocation of the allowance for loan losses from 1997 to 1998 for commercial real estate loans reflects various factors, among them: (i) commercial real estate construction loans increased to $228 million at December 31, 1998 from $157 million at December 31, 1997 (refer to page 24 of the 1998 Annual Report); (ii) unused commitments under existing commercial real estate lines of credit increased to $243 million at December 31, 1998 from $154 million at December 31, 1997 (refer to page 42 of the 1998 Annual Report); and (iii) commitment letters outstanding on commercial real estate loans increased to $373 million at December 31, 1998 from $228 million at December 31, 1997 (refer to page 42 of the 1998 Annual Report).

Loan Portfolio Composition

The composition of the loan portfolio was as follows:

                                                                    December 31
                                 ------------------------------------------------------------------------------
(thousands)                         1998                1997            1996            1995            1994
                                 -----------        -----------     -----------      ---------        ---------
Commercial real estate                49%                46%             40%             38%             33%
Student                                                  27              25              24              32
                                      28
Residential first mortgage                               14              18              20              21
                                       9
Home equity                                               8              11              11               5
                                       7
Commercial                                                3               4               5               6
                                       5
Consumer                               2                  2               2               2               3
                                 -----------        -----------     -----------      ---------        ---------

Total                                100%               100%            100%            100%            100%
                                 ===========        ===========     ===========      =========        =========


For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 26 through 27 of Management's Discussion and Analysis of Financial Statements of the 1998 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 and greater was as follows at December 31, 1998:

  (thousands)
  Maturing within 3 months                                    $   69,508
  After 3 but within 6 months                                     82,572
  After 6 but within 12 months                                   142,296
  After 12 months                                                215,918
                                                              ----------

    Total                                                     $  510,294
                                                              ==========

                           RETURN ON EQUITY AND ASSETS

 The following table presents certain ratios relating to Corus' equity and assets:

                                                            December 31
                                                ----------  ----------- --------
                                                   1998        1997       1996
                                                ----------  ----------- --------
Return on average total assets                      1.7%        1.8%        2.0%
Return on average common shareholders' equity      13.7        14.9        20.4
Dividend payout ratio                              19.8        19.5        15.4
Average equity to average total assets             12.2        11.8         9.9


ITEM 2. PROPERTIES

Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings on which nine of the eleven bank branch locations are located. The other two branch locations are leased from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

Corus is involved in various legal and regulatory proceedings, many involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources of Corus, except possibly for the matter discussed below.

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

Shortly after notifying the Department of the problems in the student loan servicing area, Corus entered into an interim agreement with the Department pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that Corus is unable to state with certainty were not affected by incorrect servicing history documentation. A total of $14.5 million of loans subject to the interim agreement were charged-off against the allowance for loan losses since 1996. The ultimate collectibility of these loans is uncertain.

Although certain employees of Corus may have acted illegally or violated Department policy or regulations, management is unable to predict what actions, if any, the Department will take following completion of its investigation, and cannot estimate the magnitude of the violations or the amount or range of any liability that Corus will ultimately incur. As such, management is unable to quantify either the amount of student loans that may lose their government guarantee or the amount of loans that it may be required to repurchase and, therefore, the effect such amounts and any related penalties will have on Corus' financial condition or results of operations. No legal proceedings have been commenced against Corus as a result of the investigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

Corus' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 50 of the 1998 Annual Report, incorporated herein by reference in response to Item 5 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of February 28, 1999, there were 443 shareholders owning Corus' common stock, which has a par value of $0.05 per share. Shareholders that own stock in nominee (i.e., street) name are excluded from the number of security holders of record.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 50 of the 1998 Annual Report, incorporated herein by reference in response to Item 5 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.

ITEM 6. SELECTED FINANCIAL DATA

Refer to page 50 of the 1998 Annual Report, incorporated herein by reference for additional selected financial data.

                                                                                 December 31
                                           --------------------------------------------------------------------------------------
(thousands, except per share data)              1998              1997              1996             1995              1994
                                           ----------------  ----------------  ---------------  ----------------  ---------------
Interest income                               $  187,525       $   183,932       $  190,950        $  171,114        $  114,541
Interest expense                                  89,305            82,661           79,611            72,597            45,748
                                           ----------------  ----------------  ---------------  ----------------  ---------------
Net interest income                               98,220           101,271          111,339            98,517            68,793
Provision for loan losses                         10,000            16,000           16,000             5,779               --
                                           ----------------  ----------------  ---------------  ----------------  ---------------
Net interest income after provision
    for loan losses                               88,220            85,271           95,339            92,738            68,793
Noninterest income, excluding
    securities gains (losses)                     20,747            22,032           19,436            15,443            12,572
Securities gains (losses), net                     4,919             4,881            3,316            (1,332)              663
Noninterest expense                               51,889            51,677           50,181            51,650            45,222
Income tax expense                                21,369            21,136           24,005            19,429            12,790
                                           ----------------  ----------------  ---------------  ----------------  ---------------
Net income available to common
    shareholders                                  40,628            39,371           43,905            35,770            24,016
                                           ================  ================  ===============  ================  ===============
Net income per share:
    Basic                                     $     2.79       $      2.66       $     2.96        $     2.36        $     1.58
    Diluted                                         2.75              2.63             2.93              2.35              1.57
                                           ================  ================  ===============  ================  ===============

Cash dividends declared per
    common share                              $    0.555       $     0.530       $    0.480        $    0.360        $    0.300
                                           ================  ================  ===============  ================  ===============

Assets                                        $2,589,415       $ 2,251,927       $2,218,528        $2,125,092        $1,889,445
                                           ================  ================  ===============  ================  ===============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 18 through 31 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Risk Management" on pages 27 through 29 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Corus, including the notes thereto, and other information on pages 32 through 50 of the 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 1997, the Audit Committee and Board of Directors of Corus recommended that the shareholders ratify Arthur Andersen LLP at the annual meeting as independent accountants of Corus for fiscal 1997. This recommendation caused the dismissal of KPMG LLP (KPMG) as the independent accountants of Corus upon the completion of the audit of Corus' financial statements as of and for the year ended December 31, 1996 and the issuance of their report thereon.

For the year ended December 31, 1996, KPMG's reports on the financial statements did not contain an adverse or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

For the year ended December 31, 1996 and from December 31, 1996 through the effective date of the dismissal, there were no disagreements between KPMG and Corus on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Corus requested that KPMG furnish a letter addressed to the United States Securities and Exchange Commission stating whether KPMG agrees with the preceding statements. KPMG's letter dated March 25, 1997 is incorporated by reference to Corus' Annual Report on Form 10-K for the year ended December 31, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Corus is incorporated herein by reference to the descriptions under "Elections of Directors and Ownership of Shares" on pages 2 through 4 of the 1999 Proxy Statement. For both those executive officers listed in the Proxy as well as the other executive officers of the Company (Senior Vice President title and greater) not listed in the Proxy, the following is a table providing the executive officer's name, age, position(s) held with the Company and Subsidiaries and the date the officer assumed their present office(s).

EXECUTIVE OFFICERS OF THE REGISTRANT

                                         Position(s) and Office(s) Held with         Assumed
Name                           Age       the Company and Subsidiaries             Present Office(s)
-----------------------        ---       -----------------------------------      -----------------
J.C. Glickman                  83        Chairman of the Board of                   June 1, 1984
                                         the Company

Robert J. Glickman             52        President and Chief Executive              June 1, 1984
                                         of the Company and Corus Bank, N.A.

David H. Johnson, III          44        Executive Vice President of the            June 10, 1996
                                         Company and Chief Operating Officer
                                         of Corus Bank, N.A.

Michael G. Stein               38        Executive Vice President of Corus          February 19, 1996
                                         Bank, N.A.

Timothy H. Taylor              34        Executive Vice President and Chief         December 1, 1998
                                         Financial Officer of the Company
                                         and Corus Bank, N.A.

Randy P. Curtis                40        Senior Vice President of Corus             April 30, 1997
                                         Bank N.A.

Christopher Glancy             45        Senior Vice President of Corus             November 15, 1995
                                         Bank, N.A.

Terrence W. Keenan             53        Senior Vice President of Corus             September 16, 1996
                                         Bank, N.A.

Richard J. Koretz              35        Senior Vice President of Corus             November 15, 1995
                                         Bank, N.A.

Joel C. Solomon                44        Senior Vice President of Corus             August 29, 1997
                                         Bank, N.A.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 10 through 18 of the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors and Ownership of Shares" on pages 1 through 4, respectively, of the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management and Others" on page 20 of the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits to Consolidated Financial Statements:

          Index                                                          Pages
          -----                                                          -----
        Consolidated Balance Sheets                                        32
        Consolidated Statements of Income                                  33
        Consolidated Statements of Changes of Shareholders' Equity         34
        Consolidated Statements of Cash Flows                              35
        Notes to Consolidated Financial Statements                       36-50
        Report of Independent Public Accountants                           51

 (b)  Reports on Form 8-K:

          None.

 (c)  Exhibit: See exhibit filed herewith

                                  EXHIBIT INDEX

(3a) Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form S-8 filing dated May 22, 1998;

(3b) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998;

(10) Commercial Loan Officers Bonus Program is incorporated herein by reference to Form S-8 filing dated May 22, 1998;

(13) The portions of Registrant's 1998 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; and

(16) Letter regarding change in certifying accountant incorporated by reference to the Registrant's Annual Report on Form10-K for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timothy H. Taylor          /s/     Executive Vice President & Chief Financial         March 26, 1999
                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Joseph C. Glickman         /s/     Chairman of the Board of  Directors                March 26, 1999

Robert J. Glickman         /s/     President, Chief Executive Officer & Director      March 26, 1999

Timothy H. Taylor          /s/     Executive Vice President & Chief Financial         March 26, 1999
                                   Officer

Steven D. Fifield          /s/     Director                                           March 26, 1999

Karl H. Horn               /s/     Director                                           March 26, 1999

Michael Levitt             /s/     Director                                           March 26, 1999

Rodney D. Lubeznik         /s/     Director                                           March 26, 1999

Michael Tang               /s/     Director                                           March 26, 1999

William H. Wendt, III      /s/     Director                                           March 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Corus Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of Corus Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Corus Bankshares, Inc. and subsidiaries as of December 31, 1996 and for the year ended December 31, 1996, were audited by other auditors whose report dated January 10, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corus Bankshares, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Chicago, Illinois
January 18, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Corus Bankshares, Inc.:

We have audited the accompanying consolidated balance sheet of Corus Bankshares, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Corus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corus Bankshares, Inc. and subsidiaries at December 31, 1996, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
January 10, 1997