Form 10-K/A
period 1998-12-31
CORUS BANKSHARES INC
filed 1999-05-04
CIK 51939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-6136

                             CORUS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                                   MINNESOTA
                    (State of incorporation of organization)

                    3959 N. LINCOLN AVE., CHICAGO, ILLINOIS
                    (Address of principal executive offices)
                                   41-0823592
                      (I.R.S. Employer Identification No.)

                                   60613-2431
                                   (Zip Code)

                                 (773) 832-3088
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                              TITLE OF EACH CLASS
                    Common stock, par value $0.05 per share
                      NAME OF EXCHANGE ON WHICH REGISTERED
                                     NASDAQ

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

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

     On February 28, 1999, the Registrant had 14,519,890 common shares outstanding. Of these, 7,284,555 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on February 28, 1999) of approximately $239.5 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                     CHANGES IN INTEREST INCOME AND EXPENSE

     The following table shows the changes in interest income and expense by major categories of assets and liabilities attributable to changes in volume or rate or both, for the periods indicated:

                                                       YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------
                                                    VOLUME        RATE         TOTAL
                                                    ------        ----         -----
                                                               (THOUSANDS)
Interest Income:
   Interest-earning deposits with banks.........    $   972      $    (2)     $    970
   Federal funds sold...........................       (839)         (49)         (888)
   Taxable securities other than common
      stocks....................................      9,311         (325)        8,986
   Common stocks................................      1,614         (311)        1,303
   Tax-advantaged securities....................       (105)         (12)         (117)
   Trading account securities...................        334          (42)          292
   Loans, net of discount.......................     (4,410)      (2,449)       (6,859)
                                                    -------      -------      --------
      Net Increase (Decrease)...................      6,877       (3,190)        3,687
                                                    -------      -------      --------
Interest Expense:
   NOW and money market deposits................     (1,133)      (1,761)       (2,894)
   Savings deposits.............................       (365)          38          (327)
   Time deposits................................      9,807          341        10,148
   Short-term borrowings........................       (190)         (49)         (239)
   Federal Home Loan Bank advances..............         --          (44)          (44)
                                                    -------      -------      --------
      Net Increase (Decrease)...................      8,119       (1,475)        6,644
                                                    -------      -------      --------
Decrease in Net Interest Income.................    $(1,242)     $(1,714)     $ (2,957)
                                                    =======      =======      ========
                                                       YEAR ENDED DECEMBER 31, 1997
                                                    ----------------------------------
                                                    VOLUME        RATE         TOTAL
                                                    -------      -------      --------
Interest Income:
   Interest-earning deposits with banks.........    $  (206)     $   (26)     $   (232)
   Federal funds sold...........................      2,865          141         3,006
   Taxable securities other than common
      stocks....................................     (1,602)        (307)       (1,909)
   Common stocks................................      1,481          (73)        1,408
   Tax-advantaged securities....................       (193)          40          (153)
   Trading account securities...................        380          380           760
   Loans, net of discount.......................     (3,211)      (6,880)      (10,091)
                                                    -------      -------      --------
      Net Decrease..............................       (486)      (6,725)       (7,211)
                                                    -------      -------      --------
Interest Expense:
   NOW and money market deposits................       (187)       1,596         1,409
   Savings deposits.............................       (567)          --          (567)
   Time deposits................................      1,201          594         1,795
   Short-term borrowings........................       (494)         229          (265)
   Federal Home Loan Bank advances..............        652           26           678
                                                    -------      -------      --------
      Net Increase..............................        605        2,445         3,050
                                                    -------      -------      --------
Decrease in Net Interest Income.................    $(1,091)     $(9,170)     $(10,261)
                                                    =======      =======      ========

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

                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

     The carrying value of securities held by Corus were as follows:

                                                        DECEMBER 31
                                              --------------------------------
                                                1998        1997        1996
                                                ----        ----        ----
                                                        (THOUSANDS)
Available for sale
   U.S. Government and agencies.............  $529,374    $191,236    $183,404
   Corporate debt securities................    30,173     161,454      95,001
   Common stocks............................   185,698     158,660      92,611
   Other....................................   152,423      20,513       8,013
                                              --------    --------    --------
      Total.................................   897,668    $531,863    $379,029
                                              ========    ========    ========
Held to maturity
   State and municipal......................  $  2,168    $  4,150    $  5,201
   Other....................................     4,442       5,129       6,053
                                              --------    --------    --------
      Total.................................  $  6,610    $  9,279    $ 11,254
                                              ========    ========    ========

Maturities of Securities

     The scheduled maturities by security type as of December 31, 1998 were as follows:

                                         FROM        FROM
                                         ONE         FIVE                  NOT DUE AT
                           ONE YEAR    THROUGH      THROUGH      AFTER      A SINGLE
                           OR LESS    FIVE YEARS   TEN YEARS   TEN YEARS    MATURITY     TOTAL
                           --------   ----------   ---------   ---------   ----------    -----
                                                        (THOUSANDS)
U.S. Government and
   agencies..............  $529,374    $    --      $    --    $     --     $     --    $529,374
Corporate debt
   securities............    15,302     14,871           --          --           --      30,173
State and municipal......       350        646          672         500           --       2,168
Common stocks............        --         --           --          --      185,698     185,698
Other....................        --         15       12,740     124,047       20,063     156,865
                           --------    -------      -------    --------     --------    --------
         Total...........  $545,026    $15,532      $13,412    $124,547     $205,761    $904,278
                           ========    =======      =======    ========     ========    ========

     The weighted-average yield for each range of maturities of securities at December 31, 1998 was as follows:

                                               FROM        FROM
                                               ONE         FIVE                  NOT DUE AT
                                 ONE YEAR    THROUGH      THROUGH      AFTER      A SINGLE
                                 OR LESS    FIVE YEARS   TEN YEARS   TEN YEARS    MATURITY    TOTAL
                                 --------   ----------   ---------   ---------   ----------   -----
U.S. Government and agencies...    5.03%         --%         --%         --%         --%      5.03%
Corporate debt securities......    6.14        6.09          --          --          --       6.12
State and municipal............   10.55        9.29        7.46        9.37          --       8.94
Common stocks..................      --          --          --          --        2.97       2.97
Other..........................      --        5.50        6.00        5.63        6.81       5.81

     Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

                                 LOAN PORTFOLIO

Classification of Loans

     Corus' loans were as follows:

                                                   DECEMBER 31
                          --------------------------------------------------------------
                             1998         1997         1996         1995         1994
                             ----         ----         ----         ----         ----
                                                   (THOUSANDS)
Commercial real
   estate...............  $  761,564   $  711,495   $  655,793   $  582,331   $  354,893
Student.................     431,304      412,926      402,859      379,129      354,073
Residential first
   mortgage.............     137,683      209,669      286,042      317,787      233,437
Commercial..............     108,759       55,062       61,852       78,469       68,620
Home equity.............      85,408      131,868      188,755      170,793       57,093
Consumer................      26,869       24,955       27,844       30,273       32,393
                          ----------   ----------   ----------   ----------   ----------
         Total..........  $1,551,587   $1,545,975   $1,623,145   $1,558,782   $1,100,509
                          ==========   ==========   ==========   ==========   ==========

Maturities of Loans and Sensitivity to Changes in Interest

     The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 1998:

                                                        FROM
                                         ONE YEAR      ONE TO        AFTER
                                         OR LESS     FIVE YEARS    FIVE YEARS     TOTAL
                                         --------    ----------    ----------     -----
                                                           (THOUSANDS)
Commercial real estate.................  $241,721     $385,171      $134,672     $761,564
Commercial.............................    70,646       35,622         2,491      108,759

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

                      RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual and Past Due Loans

     Nonaccrual loans were as follows:

                                                             DECEMBER 31
                                        ------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                         ----        ----        ----        ----        ----
                                                             (THOUSANDS)
Nonaccrual loans......................  $5,307      $8,641      $7,427      $8,536      $2,389
Nonaccrual loans to total loans.......    0.34%       0.56%       0.46%       0.55%       0.22%

     Interest income that should have been recorded under the original terms of these loans totaled $405,000 for the year ended December 31, 1998. Total interest income recorded for these loans in 1998 was $229,000.

     Loans past due 90 days or more, including nonaccrual loans, were as follows:

                                                           DECEMBER 31
                                   -----------------------------------------------------------
                                    1998         1997         1996         1995         1994
                                    ----         ----         ----         ----         ----
                                                           (THOUSANDS)
Loans past due 90 days or more...  $34,877      $41,248      $50,368      $32,714      $20,620
Less guaranteed student loans....   17,543       14,077       15,163       13,913       13,252
                                   -------      -------      -------      -------      -------
Net loans past due 90 days or
   more..........................  $17,334      $27,171      $35,205      $18,801      $ 7,368
                                   =======      =======      =======      =======      =======
   Net loans past due 90 days or
      more as a percentage of
      total loans................     1.12%        1.76%        2.17%        1.21%        0.67%

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

Analysis of the Allowance for Loan Losses

     The activity in the allowance for loan losses was as follows:

                                                    YEAR ENDED DECEMBER 31
                                      ---------------------------------------------------
                                       1998       1997       1996       1995       1994
                                       ----       ----       ----       ----       ----
                                                          (THOUSANDS)
Balance at beginning of year......    $30,660    $32,668    $25,640    $20,157    $19,552
Provision for loan losses.........     10,000     16,000     16,000      5,779         --
Less charge-offs:
   Commercial real estate loans...         18        350        206        284         65
   Student loans..................      1,240      9,707      4,605         81         45
   Residential first mortgage
      loans.......................        414        431          1          4         20
   Home equity loans..............      5,171      8,454      6,421         28         --
   Commercial loans...............          2         22         92        269         35
   Consumer loans.................          7        131         16        153        148
                                      -------    -------    -------    -------    -------
      Total charge-offs...........      6,852     19,095     11,341        819        313
                                      -------    -------    -------    -------    -------
Add recoveries:
   Commercial real estate loans...        166        195      1,026         44        210
   Student loans..................        143         24         80        105        100
   Residential first mortgage
      loans.......................         --          3         --          5          5
   Home equity loans..............      1,553        745        375         --         --
   Commercial loans...............          9         19        770         69        303
   Consumer loans.................         94        101        118        300        300
                                      -------    -------    -------    -------    -------
      Total recoveries............      1,965      1,087      2,369        523        918
                                      -------    -------    -------    -------    -------
Net (charge-offs) recoveries......     (4,887)   (18,008)    (8,972)      (296)       605
                                      -------    -------    -------    -------    -------
Balance at end of year............    $35,773    $30,660    $32,668    $25,640    $20,157
Net (charge-offs)/recoveries to
   average loans Outstanding......     (0.32%)    (1.15%)    (0.56%)    (0.02%)     0.06%

Allocation of the Allowance for Loan Losses

     The allocation of the allowance for loan losses was as follows:

                                                          DECEMBER 31
                                  -----------------------------------------------------------
                                   1998         1997         1996         1995         1994
                                   ----         ----         ----         ----         ----
                                                          (THOUSANDS)
Commercial real estate........    $12,971      $ 2,814      $ 2,575      $ 2,934      $ 5,801
Student.......................      2,782        2,658        3,608       11,489        1,202
Residential first mortgage....        459          784        1,034        1,327        2,451
Home equity...................     10,070       16,180       21,460        1,000          827
Commercial....................        269           29           45          445        1,368
Consumer......................        169          306          643          476          291
Unallocated...................      9,053        7,889        3,303        7,969        8,217
                                  -------      -------      -------      -------      -------
Total.........................    $35,773      $30,660      $32,668      $25,640      $20,157
                                  =======      =======      =======      =======      =======

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

Loan Portfolio Composition

     The composition of the loan portfolio was as follows:

                                                                  DECEMBER 31
                                                  --------------------------------------------
                                                  1998      1997      1996      1995      1994
                                                  ----      ----      ----      ----      ----
                                                                  (THOUSANDS)
Commercial real estate........................     49%       46%       40%       38%       33%
Student.......................................     28        27        25        24        32
Residential first mortgage....................      9        14        18        20        21
Home equity...................................      7         8        11        11         5
Commercial....................................      5         3         4         5         6
Consumer......................................      2         2         2         2         3
                                                  ---       ---       ---       ---       ---
Total.........................................    100%      100%      100%      100%      100%
                                                  ===       ===       ===       ===       ===

     For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 26 through 27 of Management's Discussion and Analysis of Financial Statements of the 1998 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

     The scheduled maturities of time deposits in denominations of $100,000 and greater was as follows at December 31, 1998:

                                                          (THOUSANDS)
Maturing within 3 months..............................     $ 69,508
After 3 but within 6 months...........................       82,572
After 6 but within 12 months..........................      142,296
After 12 months.......................................      215,918
                                                           --------
   Total..............................................     $510,294
                                                           ========

                          RETURN ON EQUITY AND ASSETS

     The following table presents certain ratios relating to Corus' equity and assets:

                                                                 DECEMBER 31
                                                          --------------------------
                                                          1998       1997       1996
                                                          ----       ----       ----
Return on average total assets........................     1.7%       1.8%       2.0%
Return on average common shareholders' equity.........    13.7       14.9       20.4
Dividend payout ratio.................................    19.8       19.5       15.4
Average equity to average total assets................    12.2       11.8        9.9

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

ITEM 6. SELECTED FINANCIAL DATA

     Refer to page 50 of the 1998 Annual Report, incorporated herein by reference for additional selected financial data.

                                                      DECEMBER 31
                             --------------------------------------------------------------
                                1998         1997         1996         1995         1994
                                ----         ----         ----         ----         ----
                                           (THOUSANDS, EXCEPT PER SHARE DATA)
Interest income............  $  187,525   $  183,932   $  190,950   $  171,114   $  114,541
Interest expense...........      89,305       82,661       79,611       72,597       45,748
                             ----------   ----------   ----------   ----------   ----------
Net interest income........      98,220      101,271      111,339       98,517       68,793
Provision for loan
   losses..................      10,000       16,000       16,000        5,779           --
                             ----------   ----------   ----------   ----------   ----------
Net interest income after
   provision for loan
   losses..................      88,220       85,271       95,339       92,738       68,793
Noninterest income,
   excluding securities
   gains (losses)..........      20,747       22,032       19,436       15,443       12,572
Securities gains (losses),
   net.....................       4,919        4,881        3,316       (1,332)         663
Noninterest expense........      51,889       51,677       50,181       51,650       45,222
Income tax expense.........      21,369       21,136       24,005       19,429       12,790
                             ----------   ----------   ----------   ----------   ----------
Net income available to
   common shareholders.....      40,628       39,371       43,905       35,770       24,016
                             ==========   ==========   ==========   ==========   ==========
Net income per share:
   Basic...................  $     2.79   $     2.66   $     2.96   $     2.36   $     1.58
   Diluted.................        2.75         2.63         2.93         2.35         1.57
                             ==========   ==========   ==========   ==========   ==========
Cash dividends declared per
   common share............  $    0.555   $    0.530   $    0.480   $    0.360   $    0.300
                             ==========   ==========   ==========   ==========   ==========
Assets.....................  $2,589,415   $2,251,927   $2,218,528   $2,125,092   $1,889,445
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

EXECUTIVE OFFICERS OF THE REGISTRANT

                              POSITION(S) AND OFFICE(S) HELD WITH         ASSUMED
         NAME           AGE      THE COMPANY AND SUBSIDIARIES        PRESENT OFFICE(S)
         ----           ---   -----------------------------------    -----------------
J.C. Glickman.........  83    Chairman of the Board of the
                              Company                                June 1, 1984
Robert J. Glickman....  52    President and Chief Executive of
                              the Company and Corus Bank, N.A.       June 1, 1984
David H. Johnson,
   III................  44    Executive Vice President of the
                              Company and Chief Operating Officer
                              of Corus Bank, N.A.                    June 10, 1996
Michael G. Stein......  38    Executive Vice President of Corus
                              Bank, N.A.                             February 19, 1996
Timothy H. Taylor.....  34    Executive Vice President and Chief
                              Financial Officer of the Company
                              and Corus Bank, N.A.                   December 1, 1998
Randy P. Curtis.......  40    Senior Vice President of Corus Bank
                              N.A.                                   April 30, 1997
Christopher Glancy....  45    Senior Vice President of Corus
                              Bank, N.A.                             November 15, 1995
Terrence W. Keenan....  53    Senior Vice President of Corus
                              Bank, N.A.                             September 16, 1996
Richard J. Koretz.....  35    Senior Vice President of Corus
                              Bank, N.A.                             November 15, 1995
Joel C. Solomon.......  44    Senior Vice President of Corus
                              Bank, N.A.                             August 29, 1997

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits to Consolidated Financial Statements:

                                  INDEX                               PAGES
                                  -----                               -----
        Consolidated Balance Sheets...............................       32
        Consolidated Statements of Income.........................       33
        Consolidated Statements of Changes of Shareholders'
           Equity.................................................       34
        Consolidated Statements of Cash Flows.....................       35
        Notes to Consolidated Financial Statements................    36-50
        Report of Independent Public Accountants..................       51

     (b) Reports on Form 8-K:

         None.

     (c) Exhibit: See exhibit filed herewith

                                 EXHIBIT INDEX

(3a) Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form
        S-8 filing dated May 22, 1998;
(3b) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998;
(10) Commercial Loan Officers Bonus Program is incorporated herein by reference to Form S-8 filing dated May 22, 1998;
(13) The portions of Registrant's 1998 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1998; and
(16) Letter regarding change in certifying accountant incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                /s/ TIMOTHY H. TAYLOR

                                          --------------------------------------
                                                    Timothy H. Taylor
                                                Executive Vice President &
                                                 Chief Financial Officer
April 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             /s/ JOSEPH C. GLICKMAN                 Chairman of the Board of       April 30, 1999
------------------------------------------------    Directors
               Joseph C. Glickman

             /s/ ROBERT J. GLICKMAN                 President, Chief Executive     April 30, 1999
------------------------------------------------    Officer & Director
               Robert J. Glickman

             /s/ TIMOTHY H. TAYLOR                  Executive Vice President &     April 30, 1999
------------------------------------------------    Chief Financial Officer
               Timothy H. Taylor

             /s/ STEVEN D. FIFIELD                  Director                       April 30, 1999
------------------------------------------------
               Steven D. Fifield

                /s/ KARL H. HORN                    Director                       April 30, 1999
------------------------------------------------
                  Karl H. Horn

               /s/ MICHAEL LEVITT                   Director                       April 30, 1999
------------------------------------------------
                 Michael Levitt

             /s/ RODNEY D. LUBEZNIK                 Director                       April 30, 1999
------------------------------------------------
               Rodney D. Lubeznik

                /s/ MICHAEL TANG                    Director                       April 30, 1999
------------------------------------------------
                  Michael Tang

           /s/ WILLIAM H. WENDT, III                Director                       April 30, 1999
------------------------------------------------
             William H. Wendt, III