Form 10-Q
period 1999-03-31
CORUS BANKSHARES INC
filed 1999-05-13
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


As of March 31, 1999, the Registrant had 14,507,390 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 March 31, 1999



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION


ITEM 1.  Financial Statements.__________________________________________   1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations. _______________________________________   8-18

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ____     19

                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings. ____________________________________________     20

ITEM 2.  Changes in Securities. ________________________________________     20

ITEM 3.  Defaults Upon Senior Securities. ______________________________     20

ITEM 4.  Submission of Matters to a Vote of Security Holders.___________     20

ITEM 5.  Other Information. ____________________________________________     20

ITEM 6.  Exhibits and Reports on Form 8-K. _____________________________     20

         Signatures ____________________________________________________     21

         Exhibit 11 - Computation of Net Income Share___________________     22

         Exhibit 27 - Summary Financial Data Schedule___________________     23

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                      March 31      December 31     March 31
(thousands)                                             1999           1998           1998
                                                     ----------     -----------    ----------
Assets
  Cash and due from banks - noninterest bearing      $   57,394     $   72,050     $   52,810
  Federal funds sold overnight                            2,300          2,000         11,600
  Federal funds sold term                                   -              -           20,000
  Interest-bearing deposits with banks                      -           13,000         26,999
  Securities:
    Trading, at fair value                                  -              -          153,479
    Available for sale, at fair value                   787,293        897,668        407,100
    Held to maturity, at amortized cost                   6,307          6,610          8,455
                                                     ----------     ----------     ----------
    Total Securities                                    793,600        904,278        569,034
  Loans, net of unearned discount                     1,631,612      1,551,587      1,573,451
    Less: Allowance for loan losses                      35,258         35,773         32,056
                                                     ----------     ----------     ----------
    Net Loans                                         1,596,354      1,515,814      1,541,395
  Premises and equipment, net                            33,714         34,105         32,085
  Accrued interest receivable and other assets           93,439         37,804         59,018
  Goodwill, net of accumulated amortization               9,939         10,364         11,406
                                                     ----------     ----------     ----------
Total Assets                                         $2,586,740     $2,589,415     $2,324,347
                                                     ==========     ==========     ==========
Liabilities & Shareholders' Equity
  Deposits:
    Noninterest-bearing                              $  199,596     $  212,616     $  184,987
    Interest-bearing                                  1,917,794      1,942,060      1,727,254
                                                     ----------     ----------     ----------
    Total Deposits                                    2,117,390      2,154,676      1,912,241
  Short-term borrowings                                     969         24,933          1,803
  Federal Home Loan Bank advances                        40,000         40,000         40,000
  Accrued interest payable and other liabilities        103,170         51,676         71,937
                                                     ----------     ----------     ----------
Total Liabilities                                     2,261,529      2,271,285      2,025,981

Shareholders' Equity
  Common Stock, Surplus & Retained Earnings             280,487        273,569        248,955
  Accumulated other comprehensive income                 44,724         44,561         49,411
                                                     ----------     ----------     ----------
Total Shareholders' Equity                              325,211        318,130        298,366
                                                     ----------     ----------     ----------
Total Liabilities and Shareholders' Equity           $2,586,740     $2,589,415     $2,324,347
                                                     ==========     ==========     ==========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31
(thousands, except per share data)                        1999       1998
                                                        --------   --------
Interest and Dividend Income                            $ 47,895   $ 44,734
Interest Expense                                          22,328     20,498
                                                        --------   --------
  Net Interest Income                                     25,567     24,236
Provision for Loan Losses                                  1,000      3,000
                                                        --------   --------
  Net Interest Income after Provision
    for Loan Losses                                       24,567     21,236
Noninterest Income:
  Service charges on deposit accounts                      2,538      2,072
  Trust services                                             539        137
  Gain on dispositions of student loans                    1,580      1,776
  Other income                                               705        433
  Trading account losses, net                                (67)       (52)
  Securities and other financial
    instruments gains, net                                   (26)     1,857
                                                        --------   --------
    Total noninterest income                               5,269      6,223
Noninterest Expense:
  Salaries and employee benefits                           8,202      7,161
  Net occupancy                                            1,038      1,004
  Data processing                                            651        619
  Goodwill amortization                                      441        389
  Furniture and equipment depreciation                       589        439
  Other expenses                                           3,074      2,801
                                                        --------   --------
    Total noninterest expense                             13,995     12,413
                                                        --------   --------
Income before income taxes                                15,841     15,046
Income tax expense                                         5,463      5,144
                                                        --------   --------
Net Income                                                10,378      9,902
                                                        ========   ========
Net Income per Share:
  Basic                                                 $   0.71   $   0.68
  Diluted                                                   0.71       0.67

Cash Dividends Declared Per Common Share                   0.140      0.135

See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
                                                        1999       1998
(thousands)                                         ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $  10,378    $   9,902
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                           1,000        3,000
    Depreciation and amortization                         809          737
    Accretion of investment and loan discounts         (6,086)      (1,875)
    Goodwill amortization                                 441          389
    Gain on dispositions of students loans             (1,580)      (1,776)
    Securities and other financial instruments
      gains, net                                       (1,538)      (1,550)
    Increase in trading account securities                  -     (153,479)
    Increase in accrued interest receivable and
      other assets                                    (53,980)     (11,465)
    Increase in accrued interest payable and other
      liabilities, net                                 51,753       12,826
                                                    ---------    ---------
              Net cash provided by (used in)
                operating activities                    1,197     (143,291)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held
  to maturity                                             303          823
Proceeds from maturities of available for sale
  securities                                          308,553      113,246
Proceeds from sales of available for sale
  securities                                            12,186       91,119
Purchases of available for sale securities           (203,814)     (64,026)
Maturities of interest-bearing deposits with banks     13,000            -
Purchases of loans                                    (86,818)         (73)
Net (increase) decrease in loans                        6,529      (28,624)
Purchases of premises and equipment, net                 (418)      (1,872)
Purchases of businesses                                  (358)      (1,000)
                                                    ---------    ---------
              Net cash provided by investing
                activities                             49,163      109,593

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposit accounts               (37,288)      49,175
Decrease in short-term borrowings                     (23,964)      (7,461)
Retirements of common shares                           (1,428)      (5,339)
Cash dividends paid on common shares                   (2,037)      (1,984)
                                                    ---------    ---------
              Net cash provided by (used in)
                financing activities                  (64,717)      34,391
                                                    ---------    ---------
Net increase in cash and cash equivalents             (14,357)         693
Cash and cash equivalents at January 1                 74,051       63,717
                                                    ---------    ---------
Cash and cash equivalents at March 31               $  59,694    $  64,410
                                                    =========    =========

See accompanying notes.

                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)


                                                                                       Accumulated
                                                                                          Other
                                                          Common            Retained  Comprehensive
(thousands, except per share data)                        Stock    Surplus   Earnings     Income       Total
                                                          -------  -------  --------- -------------  --------
Balance at December 31, 1998                                 $727   $4,065   $268,777      $44,561   $318,130

Net income                                                                     10,378                  10,378
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                      163        163
                                                                                                     --------
Comprehensive income                                                                                   10,541
                                                                                                     --------
Retirement of common shares                                    (2)     (12)    (1,413)                 (1,427)
Cash dividends declared on common stock,
  $0.140 per common share                                                      (2,033)                 (2,033)
                                                          -------   ------   --------      -------   --------
Balance at March 31, 1999                                    $725   $4,053   $275,709      $44,724   $325,211
                                                          =======   ======   ========      =======   ========

                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)


                                                                                       Accumulated
                                                                                          Other
                                                          Common            Retained  Comprehensive
(thousands, except per share data)                        Stock    Surplus   Earnings     Income       Total
                                                          -------  -------  --------- -------------  --------
Balance at December 31, 1997                                 $734   $4,101   $241,522      $45,276   $291,633

Net income                                                                      9,902                   9,902
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                    4,135      4,135
                                                                                                     --------
Comprehensive income                                                                                   14,037
                                                                                                     --------
Retirement of common shares                                    (7)     (36)    (5,297)                 (5,340)
Cash dividends declared on common stock,
  $0.135 per common share                                                      (1,964)                 (1,964)
                                                          -------   ------   --------      -------   --------
Balance at March 31, 1998                                    $727   $4,065   $244,163      $49,411   $298,366
                                                          =======   ======   ========      =======   ========

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 1998 included in Corus' Annual Report and Form 10-K for the year ended December 31, 1998. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made in the 1998 financial statements to conform to current accounting classifications.

2.   Student Loan Investigation
     In 1994, Corus discovered that certain former employees in the student loan servicing area had recorded in Corus' records the making of telephone calls to borrowers whose student loans were delinquent when in fact some of those calls had not been made. Immediately upon discovery of the issue, Corus self-reported its findings to the Department of Education. Shortly thereafter, the Department of Education commenced an investigation into Corus' student loan servicing practices.

     On April 8, 1999, the Department of Justice filed a civil lawsuit against Corus Bankshares, Inc. and Corus Bank, N.A. alleging, among other things, that Corus violated the federal False Claims Act by submitting fraudulent insurance claims for defaulted student loans. The government alleges that some insurance claims filed were false because certain of Corus' supporting records were not retained or because certain Corus records do not exactly match the insurance claims submitted or because certain claimed due diligence was not performed. The lawsuit seeks triple damages and a civil penalty of $10,000 for each false claim submitted by Corus. The lawsuit does not specify the amount of the damages, although the Department of Justice alleges that the aggregate amount of the false claims was more than $11.8 million. The lawsuit conspicuously does not identify the specific loans at issue or attempt to quantify the number of loans at issue more precisely than to state "thousands." Corus has received some information from the Department of Justice to indicate that the Department of Justice thinks that there were at least 2,800 false claims. Corus will contest the lawsuit and has substantial defenses to the lawsuit.

     While the lawsuit filed was a civil action, it is possible that individual employees, ex-employees or the company may also be sued criminally.

     Shortly after notifying the Department of Education in 1994 of the student loan servicing issue, Corus entered into an interim agreement with the Department of Education pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that Corus is unable to state with certainty were not affected by incorrect servicing history documentation. A total of $15 million of loans subject to the interim agreement were charged off against the allowance for loan losses between 1996 and 1999. The ultimate collectibility of these loans is uncertain. Corus may have a right to recover some or all of the $15 million in student loans it voluntarily withheld from submission for claim payment and intends to seek such a determination.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Segment Reporting
     The following reflects the disclosure requirements set forth by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". For purposes of this statement, Management has determined that Corus, Corus Bank and Bancorp Operations Company (BOC) are primary operating segments within Corus. Corus Bank derives a significant portion of its total revenues from interest income offering commercial, mortgage, home equity, student and personal loans. It also provides general banking services such as checking, savings, money market and time deposit accounts; trust and investment management and a variety of other services. BOC provides item processing, bookkeeping and other ancillary bank support services to Corus Bank. Substantially all revenues of BOC are intersegment and eliminated from consolidated total revenues. Both Corus Bank and BOC are wholly owned subsidiaries of Corus.

     Transactions between the reportable segments are recorded on the reportable segments' financial statements and significant inter-segment accounts and transactions have been eliminated in the preparation of the consolidated financial statements. The inter-segment eliminations include revenues and dividends from Corus' subsidiaries and certain interest income for bank accounts of the parent company held at the bank subsidiary. In addition, inter-segment elimations include other income and expense for transactions between BOC and Corus Bank.

     On the following page is a summary of significant segment information as required by SFAS No. 131:

------------------------------------------------------------------------------------------------------------------------------
For the Three Months ended March 31, 1999                                      CORUS              Inter-segment
(in thousands)                                                    Corus         BANK       BOC    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
    Interest and dividend income                                $  1,161    $   46,810     $    4         ($78)   $   47,896
    Interest expense                                                   1        22,406          0          (78)       22,329
    Provision for loan loss                                            0         1,000          0            0         1,000
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                1,160        23,404          4            0        24,567
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Other income (1)                                               9,737         5,295      1,927      (11,664)        5,295
    Net securitites and other financial instruments
      gains, net                                                       2           (28)         0            0           (26)
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                           9,739         5,267      1,927      (11,664)        5,269
------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Goodwill amortization                                              0           441          0            0           441
    Depreciation                                                       9           688        113            0           809
    Other expense                                                    575        12,563      1,533       (1,927)       12,745
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                            584        13,691      1,646       (1,927)       13,994
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        10,315        14,979        285       (9,737)       15,842
Income tax expense                                                   (63)        5,428         99            0         5,464
------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 10,378    $    9,552     $  186      ($9,737)   $   10,378
------------------------------------------------------------------------------------------------------------------------------
Segment Assets                                                  $356,089    $2,397,673     $1,867    ($168,889)   $2,586,740
Expenditures to acquire long-lived assets                              1           339         78            0           418
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
For the Three Months ended March 31, 1998                                      CORUS              Inter-segment
(in thousands)                                                    Corus         BANK       BOC    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
    Interest and dividend income (2)                             $ 7,000    $   43,844     $    4      ($6,114)   $   44,734
    Interest expense                                                  56        20,557          0         (114)       20,499
    Provision for loan loss                                            0         3,000          0                      3,000
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                6,945        20,287          4       (6,000)       21,235
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Other income (1)                                               2,082         4,365      1,646       (3,728)        4,365
    Net securitites and other financial instruments
      gains, net                                                   1,886           (29)         0            0         1,857
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                           3,968         4,336      1,646       (3,728)        6,222
------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Goodwill amortization                                              0           389          0            0           389
    Depreciation                                                      10           609        118            0           737
    Other expense                                                    324        11,158      1,453       (1,646)       11,289
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                            334        12,156      1,571       (1,646)       12,415
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        10,579        12,467         79       (8,082)       15,043
Income tax expense                                                   680         4,437         27            0         5,144
------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $  9,899    $    8,030     $   52      ($8,082)   $    9,899
------------------------------------------------------------------------------------------------------------------------------
Segment Assets                                                  $346,485    $2,140,545     $1,365    ($164,048)   $2,324,347
Expenditures to acquire long-lived assets                              3         1,586        283            0         1,872
==============================================================================================================================

(1) Other income for Corus includes equity in undistributed (distributed) net income of susbsidiaries totaling $9.7 and $2.1 million in 1999 and 1998 respectively.

(2) Interest income for Corus includes dividends received from Corus Bank of $6 million in 1998.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


OPERATING RESULTS

For the three months ended March 31, 1999, net income was $10.4 million, or $0.71 per share on a diluted basis, an increase of 5% from net income of $9.9 million, or $0.67 per share on a diluted basis, for the same period in 1998.

Net Interest Income

The major source of earnings for Corus is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The table on the following page sets forth certain information relating to Corus' consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the three months ended March 31, 1999. The yields and costs are adjusted for the accretion and amortization of deferred fees. Interest income on nonaccrual loans is reflected in the period that it is collected. Such amounts are not material to net interest income or the net change in net interest income. Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.

The following table represents a reconciliation of fully taxable equivalent net interest income: (thousands)

Fully taxable equivalent net interest income for the three months ended March 31, 1998    $24,726
Change in interest and dividend income due to common stocks                                   397
Change due to average earning assets fluctuations (excluding common stocks)                 3,356
Change due to interest rate fluctuations other than student loan discount
 accretion - earning assets excluding common stocks                                        (3,296)
Change due to student loan discount accretion                                                 253
Change due to interest rate fluctuations - funding sources                                    946
Change due to rate/volume fluctuations (excluding common stocks)                             (298)
                                                                                          -------
Fully taxable equivalent net interest income for the three months ended March 31, 1999    $26,084
                                                                                          =======

The decline in the net interest margin is primarily the result of three factors:
1) the decrease in the yields on the Bank's investment portfolio, which is the result of both much lower short term interest rates and longer term investments having matured during the past year, 2) the changing mix of the Bank's loan portfolio, and 3) the additional funding the Bank is carrying on its balance sheet, virtually all in the form of certificates of deposit, for the first quarter of 1999 as compared to the first quarter of 1998. In taking on this additional funding, Corus has positioned itself for future loan growth.

Please note that prior year fully taxable equivalent net interest income, and related net interest margins, were restated to incorporate the taxable equivalent of the 70% dividend received deduction on dividends earned on the bank stock portfolio.

The following table represents the impact these items had on net interest margin for the three-month periods ended March 31, 1999 and 1998:

                                                             Three Months Ended
                                                                  March 31
                                                              1999        1998
                                                              ----        ----
Net interest margin                                           4.25%       4.61%
Impact of student loan discount accretion                     0.21        0.20
                                                              ----        ----
Net interest margin without student loan discount accretion   4.04%       4.41%
                                                              ----        ----

Average Balance Sheets and Net Interest Margin (Unaudited)

================================================================================================================================
                                                                                    THREE MONTHS ENDED MARCH 31
                                                          ----------------------------------------------------------------------
                                                                            1999                                 1998
================================================================================================================================
                                                                                       AVERAGE                           AVERAGE
                                                              AVERAGE                  YIELD/      AVERAGE                YIELD/
(Dollars In Thousands)                                        BALANCE     INTEREST      COST       BALANCE     INTEREST    COST
================================================================================================================================
ASSETS
Earning Assets:
   Interest-bearing deposits with banks                   $      4,044   $        60    5.93%    $   26,999   $     400    5.93%
   Federal funds sold                                           37,486           434    4.63%        57,305         797    5.56%
   Taxable securities other than common stocks                 592,485         7,553    5.10%       291,975       4,236    5.80%
   Common stocks (1)                                           184,992         1,490    3.22%       159,892       1,093    2.73%
   Tax-advantaged securities (2)                                 2,062            37    7.18%         3,839          74    7.71%
   Trading account securities                                    3,260            37    4.54%        46,624         613    5.26%
   Loans, net of unearned discount (2) (3) (4)               1,630,205        38,802    9.52%     1,560,628      38,011    9.74%
--------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                                   2,454,534        48,413    7.89%     2,147,262      45,224    8.42%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                 76,343                               58,728
   Allowance for loan losses                                   (36,248)                             (31,339)
   Premises and equipment, net                                  34,119                               31,418
   Other assets, including goodwill                             52,589                               54,981
--------------------------------------------------------------------------------------------------------------------------------
      Total assets                                        $  2,581,337                           $2,261,050
================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                          $  1,009,543   $    10,253    4.06%    $1,000,147   $  11,542    4.62%
   Savings deposits                                            169,388         1,103    2.60%       178,016       1,165    2.62%
   Time deposits                                               749,144        10,367    5.54%       507,029       7,128    5.62%
--------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                        1,928,075        21,723    4.51%     1,685,192      19,835    4.71%

   Short-term borrowings                                         7,984            98    4.91%         4,616          93    8.06%
   Federal Home Loan Bank advances                              40,000           508    5.08%        40,000         570    5.70%
--------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                     1,976,059        22,329    4.52%     1,729,808      20,498    4.74%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                214,416                              191,656
   Other liabilities                                            71,646                               48,602
   Shareholders' equity                                        319,216                              290,984
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity           $  2,581,337                           $2,261,050
================================================================================================================================

Interest income/average earning assets                    $  2,454,534   $    48,413    7.89%    $2,147,262   $  45,224    8.42%
Interest expense/average interest-bearing liabilities        1,976,059        22,329    4.52%     1,729,808      20,498    4.74%
--------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                      $    26,084    3.37%                 $  24,726    3.68%
================================================================================================================================
Net interest margin                                                                     4.25%                              4.61%
================================================================================================================================

(1) Dividends on the bank stock portfolio reflects a tax equivalent adjustment for the 70% dividend received deduction.
(2) Interest income on tax-advantaged loans and securities reflects a tax equivalent adjustment based on an income tax rate of 35%.
(3) Unremitted interest on nonaccrual loans is not included in the amounts.
(4) Includes net interest income derived from interest rate swap contracts.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


Noninterest Income

Noninterest income for the first quarter of 1999 was $5.3 million, a decrease of $954,000 from the 1998 period. Gains on dispositions of student loans declined $196,000 to $1.6 million. Securities and other financial instrument gains declined $1.9 million to a net loss of $26,000. Service charges on deposit accounts climbed $466,000 to $2.5 million. Trust and investment management services income increased $402,000 resulting principally from the increased assets under management from Corus' acquisition of the assets of an investment management business on March 31, 1998. Other Income increased $272,000, primarily due to greater OREO gains in the 1999 first quarter.

Income from "Curing" of Student Loans
In past years, nonperforming student loans were purchased at a substantial discount to the face value of the loans. Corus converts a substantial amount of these loans to performing status and reinstates their government guarantees. Corus refers to this process as "curing," and it has represented a significant source of income to Corus over the past several years. As a result of federal legislation, virtually all curable loans will lose their eligibility to become cured on June 30, 1999.

During the quarter end March 31, 1999, Corus recognized $2.9 million of "curing" income -- $1.6 million of which was reported in other income, in the line labeled "Gain on disposition of loans," with the remaining $1.3 million reported in interest income (as described further under the Net Interest Income section).

At March 31, 1999, Corus had cured approximately $9 million of student loans for which the income from these cures has not yet been recognized in its income statement. Corus anticipates that it can cure an additional $1 million of student loans between now and June 30, 1999. Corus anticipates that it will recognize approximately $9.5 million of the $10 million during the last three quarters of 1999, yielding total curing income in 1999 of approximately $12.5 million. The income from these curing operations will drop to approximately $500,000 in the year 2000 and be immaterial thereafter.

Noninterest Expense

In the first quarter of 1999, noninterest expense increased $1.6 million to $14.0 million, compared with $12.4 million in 1998. Salaries and employee benefits expense increased $1.0 million to $8.2 million. The increase in salaries and benefits is primarily the result of the following three factors 1) the acquisition of the investment management company on March 31, 1998, 2) the acquisition of LaSalle National Bank's currency exchange related business during the fourth quarter of 1998, and 3) an unusually large health insurance expense related to Corus switching to a new health insurance administrator. Depreciation on furniture and equipment increased $150,000 due to higher depreciation expense related to new furniture for the newly remodeled headquarters' building which was near its completion at December 31, 1998.

The effective tax rate for the first quarter of 1999 was 34.5% versus 34.2% in 1998. The increase in the effective tax rate was primarily due to an increase in the amortization of goodwill due to the acquisition of the investment management business at March 31, 1998.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


FINANCIAL CONDITION

Earning Assets

The following table details the composition of CORUS' earning assets:

                                             March 31, 1999             December 31, 1998       March 31, 1998
(Dollars in thousands)                    Amount       Percent    Amount       Percent       Amount      Percent
                                       -----------------------  ---------------------------  -------------------
Loans:
  Commercial real estate:
       Mortgage                        $  544,187         22%   $  533,253       22%        $  567,116        26%
       Construction                       233,297         10       228,311        9            192,866         9
  Student                                 440,135         18       431,304       17            427,930        20
  Residential first mortgage              126,412          5       137,683        6            189,593         9
  Home equity                             163,374          7        85,408        3            119,594         5
  Commercial                               97,719          4       108,759        4             50,883         2
  Medical Finance                          24,713          1        24,821        1             22,424         1
  Consumer                                  1,775         --         2,048       --              3,045        --
                                      ----------------------    -------------------         --------------------
Total loans                             1,631,612         67     1,551,587       62          1,573,451        72
Securities other than common stocks       608,062         25       718,580       29            394,619        18
Common stocks                             185,538          8       185,698        8            174,415         8
Federal funds sold                          2,300         --         2,000       --             31,600         1
Interest-bearing deposits with banks           --         --        13,000        1             26,999         1
                                      ----------------------    -------------------         --------------------
Total                                  $2,427,512        100%   $2,470,865      100%        $2,201,084       100%
                                       ==========      =====    =========       ===         ==========       ===

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Loans

Total loans at March 31, 1999 were $1.63 billion, an increase of $80 million, or 5.2%, from December 31, 1998. Commercial real estate mortgage loans increased $10.9 million, or 2.1%, from December 31, 1998. Commercial real estate construction loans increased $5.0 million, or 2.2%, from December 31, 1998. At March 31, 1999, unfunded construction loan commitments totaled $293.8 million.

At March 31, 1999, residential first mortgage declined $11.3 million, or 8.2% compared with December 31, 1998. Home equity loans increased $78.0 million, or 91.3%, from December 31, 1998. This increase is due to the purchase of a portfolio of $86.5 million second mortgage high-loan-to-value home loans.

Student loans increased $8.8 million, or 2.0%, from December 31, 1998.

Commercial Real Estate Loans
The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at March 31, 1999 (in thousands):

     Rental apartments                                         $  167,138
     Hotel/Motel                                                  157,592
     Nursing homes                                                143,644
     Condo/Loft conversion and other residential for sale          71,348
     Retail                                                        66,985
     Industrial                                                    63,820
     Office                                                        56,980
     Other                                                         49,977
                                                               -----------

     Total                                                     $  777,484
                                                               ==========

At March 31, 1999, approximately 60.8% of the outstanding balances of commercial real estate loans were secured by collateral located in the five county Chicago metropolitan areas. The largest single concentration of outstanding balances outside of this area, 6.7%, is secured by collateral in Arizona.

In addition to the outstanding commercial real estate loans of $777 million, Corus also had commitments on commercial real estate loans outstanding at March 31st of $357 million. Commitments are primarily comprised of partially funded construction loans and commitment letters outstanding. At March 31, 1999, Corus thus had total outstanding loans and commitments of $1.13 billion. Of the $1.13 billion total, $475 million, or 42%, is attributable to 27 loans. Those same 27 loans have current loan balances outstanding of $272 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Securities Other Than Common Stocks

At March 31, 1999, total securities other than common stocks were $608.1 million, a decrease of $110.5 million, or 15.4%, compared with $718.6 million at December 31, 1998.

Common Stocks

At March 31, 1999, investments in the common stocks of financial industry companies were $185.5 million, a decrease of $160,000, or 0.09%, compared with $185.7 million at December 31, 1998. During the first quarter of 1999, the pretax unrealized gains on this portfolio increased by $469,000.

At March 31, 1999, Corus held investments in 45 equity securities of publicly-traded financial industries companies with total unrealized gains of $69.6 million, which were included in the available for sale securities classification. At March 31, 1999, the holdings by market capitalization were as follows:

                                                                                     Percentage of
Market Capitalization  (dollars in thousands):          Amount of Holdings             Portfolio
                                                        ------------------------------------------
Over $10 billion                                          $   112,753                     61%
Between $5 and $10 billion                                     24,346                     13
Between $1 and $5 billion                                      25,738                     14
Between $500 million and $1 billion                            15,320                      8
Under $500 million                                              7,381                      4
                                                        ---------------------- -------------------
Total                                                     $   185,538                     100%
                                                        ====================== ===================

Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.

(thousands)                                          March 31               December 31             March 31
                                                       1999                   1998                   1998
                                                 ------------------     ------------------     ---------------
Nonperforming loans:
  Residential first mortgage                           $  9,627                $ 11,769              $ 15,136
  Commercial real estate                                  1,494                   2,436                 4,444
  Commercial                                                  -                       9                    21
  Home equity                                             1,168                   1,415                 2,605
  Student                                                   318                     476                   326
  Medical Finance                                         1,099                   1,102                   713
  Consumer                                                    4                     127                    41
                                                 ------------------     ------------------     --------------
Total nonperforming loans                                13,710                  17,334                23,286
Other real estate owned                                   5,326                   4,971                 5,740
                                                 ------------------     ------------------     --------------
Total nonperforming assets                            $  19,036                $ 22,305              $ 29,026
                                                 ==================     ==================     ==============
Nonaccrual loans included in non-performing
loans above                                           $   4,679                $  5,307               $ 9,074
                                                 ==================     ==================     ==============

Nonperforming loans/Total loans                             0.84%                 1.12%                  1.48%
Nonperforming assets/Total assets                           0.74%                 0.86%                  1.25%
Allowance for loan losses/
  Nonperforming loans                                     257.17%               206.37%                137.66%

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At March 31, 1999, other real estate owned was comprised of two commercial real estate properties with a carrying value of $132,000 and forty-seven residential properties with a carrying value of $5.2 million. During the first three months of 1999, ten residential properties with a carrying value of $1.3 million and one commercial property with a carrying value of $106,000, were sold for net gains of $174,000 and $66,000, respectively.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $14.5, $17.5 and $14.7 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior loss experience, overall growth in the portfolio, delinquency levels, current economic conditions and other factors. A reconciliation of the activity in Corus' allowance for loan losses is as follows:

                                                                                    Three Months Ended
                                                                                         March 31
                                                                          -------------------------------------
(thousands)                                                                      1999                 1998
                                                                          ------------------    ---------------
Balance at beginning of period                                                   $  35,773            $  30,660
Provision for loan losses                                                            1,000                3,000
Less charge-offs:
   Commercial real estate loans                                                         38                    -
   Student loans                                                                       703                  107
   Residential first mortgage loans                                                     83                  103
   Home equity loans                                                                   993                1,864
   Commercial loans                                                                     50                    -
   Consumer loans                                                                       62                    -
                                                                          ------------------    ---------------
Total charge-offs                                                                    1,929                2,074
                                                                          ------------------    ---------------
Add recoveries:
   Commercial real estate loans                                                         13                   96
   Student loans                                                                        47                   13
   Residential first mortgage loans                                                      1                    -
   Home equity loans                                                                   339                  338
   Commercial loans                                                                      2                    -
   Consumer loans                                                                       12                   23
                                                                          ------------------    ---------------
Total recoveries                                                                       414                  470
                                                                          ------------------    ---------------
Net charge-offs                                                                     (1,515)              (1,604)
                                                                          ------------------    ---------------

Balance at March 31                                                              $  35,258            $  32,056
                                                                          ==================    ===============

Loans at March 31                                                              $ 1,631,612          $ 1,573,451
                                                                          ==================    ===============

Allowance as a percentage of loans                                                    2.16%                2.04%
                                                                          ==================    ===============

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



The vast majority of the home equity chargeoffs relate to Corus' Ultimate Home Equity product. These loans were originated at up to 100% of the underlying property's value and are charged off when they become 120 days past due. At March 31, 1999, Ultimate Home Equity loans totaled $49.2 million. Of this total $605,000 was classified as nonperforming loans. The following represents an aging schedule of Ultimate Home Equity loans at March 31, 1999 (in thousands):

     Current                                                  $  46,987
     31 to 60 days past due                                       1,029
     61 to 90 days past due                                         561
     91 to 120 days past due                                        605
                                                              ---------
     Total                                                    $  49,182
                                                              =========

The second mortgage high-loan-to-value home loans, purchased during the first quarter of 1999, will also be charged off when they become 120 days past due.

The student loan chargeoffs were virtually all the result of the interim agreement the Bank entered into with the Department of Education, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5.

At March 31, 1999, the allowance for loan losses as a percentage of total loans decreased to 2.16% of total loans from 2.31% of total loans at December 31, 1998. As a percentage of nonperforming loans though, the allowance increased to 257.17%, compared with 206.37% at December 31, 1998. Management believes that the level of the allowance for loan losses was adequate at March 31, 1999.

Student Loan Investigation and Lawsuit

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5 for further information.

Liabilities

The following table details the composition of deposit products by type:

                                         March 31     December 31   March 31
                                           1999           1998        1998
                                         --------     -----------   --------
  Demand                                    10%           10%         10%
  Savings                                    8             8           9
  NOW                                        4             5           5
  Money Market                              43            42          49
  Certificates of Deposit                   35            35          27
                                         --------     -----------   --------

  Total                                    100%          100%        100%
                                         ========     ===========   ========

At March 31, 1999, December 31, 1998 and March 31, 1998, CORUS had retail certificates of deposit obtained from brokers of $368.1, $402.8 and $260.4 million, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.6% at March 31, 1999, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 14.8% and 17.8%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first three months of 1999, Corus repurchased and retired 43,752 shares at an average price of $32.63 per share. A total of 312,852 shares have been repurchased under the 750,000 common share repurchase program approved by the Board of Directors in 1997. This program provides a means to return some of Corus' excess capital to all shareholders.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $1.2 million for the first three months of 1999, compared with $143.3 million of net cash used in operating activities for the same period in 1998. The change was primarily due to the $153.5 million trading securities portfolio at March 31, 1998.

Net cash provided by investing activities totaled $49.2 million for the first three months of 1999, compared with $109.6 million in 1998. The decrease was due to the purchase of the second mortgage high-loan-to-value home loans.

Net cash used in financing activities totaled $64.7 million for the first three months of 1998, compared with $34.4 million of net cash provided by financing activities in 1998. This change was primarily due to a decrease in both deposit accounts and short-term borrowing.

YEAR 2000 READINESS DISCLOSURE

State of Readiness

In June of 1997, responsibility for our Year 2000-readiness project was assigned to the Project Management Group that reports directly to the Chief Operating Officer who is also a member of the Corus Bank Board of Directors.

Corus' Year 2000 project plan is designed after the Federal Financial Institutions Examination Council (FFIEC) model:

          Phase I - Awareness                    June, 1997 - Present
          Phase II - Assessment                  July, 1997 - Present
          Phase III - Renovation                 January, 1998 - December, 1998
          Phase IV - Validation                  June, 1998 - June, 1999

Corus' Board of Directors receives formal status reports quarterly updating them on the progress of the project.

The assessment phase took the form of a mass inventory performed to identify information technology systems including information systems, software and equipment. The inventory also identified non-technology relationships such as environmental systems, business partners and major borrowers. During the assessment phase of Corus' readiness project, approximately 31% of Corus' internal systems have been identified as being mission critical. Of these mission critical systems, 87% have been upgraded to a Year 2000 ready status or are not date sensitive. The remaining 13% of the mission critical systems are in the process of being renovated, replaced or upgraded to be Year 2000 ready. Renovation, replacements, and upgrades are scheduled to be completed by the end of the second quarter 1999.

Assessment of Year 2000 risk for commercial lending customers is an ongoing process that relies heavily on an interview between commercial lending officers and the customers. This interview assesses the customers' awareness of the potential financial impact of Year 2000 issues on their business and any relevant risk to Corus. This potential Year 2000 risk to the bank, through its lending relationship with each customer, is eventually identified as "high", "medium" or "low". This methodology of risk assessment allows Corus to take appropriate measures to monitor Year 2000 risk for its commercial lending customers.

Validation of the Year 2000 readiness status of these mission critical systems is on schedule. Corus anticipates completing the last of the required validation during the second quarter of 1999. In some instances, Corus participates in a method of testing known as proxy testing. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service on the same platform. Test results then are shared with all similarly situated clients of the service provider. Internal validation efforts were also aided through the use of an outside consulting group. The consulting group formulated the test methodology and provided guidance on the testing of individual applications.

Corus relies on third-party providers for the majority of data processing needs. The core data processing systems for both customer information and student lending have been upgraded and are running a version the third parties have certified as Year 2000 ready. Testing of these two systems is complete. The core data processing system that maintains account and customer information for Corus' Trust area has also been upgraded to a Year 2000 ready version. Proxy testing of this system is complete.

Costs to Address Year 2000 Issues

Although Corus does not currently expect the costs of Year 2000 readiness to be material, some expenses will be incurred. Corus estimates total costs (which include expenses and investments) associated with the project to be approximately $1.3 million.

The Risks of Year 2000 Issues and Contingency Planning

Information technology and non-information technology elements that expose Corus to Year 2000 risk have been internally classified into three levels of importance. Critical A items are those that would, upon failure, severely limit our ability to participate in the business of banking. Ten items have been deemed to be Critical A. The ten items include various data processing and information systems, the interface between Corus' information systems and the ATM network, the telecommunications system, and the wire transfer system. A specific example of a Critical A item is Corus' core data processing system whose failure would inhibit Corus' ability to process, record, and access customer and account information. The second tier of items which would impact Corus, but not as severely as Critical A items, are Critical B items. Some examples of Critical B items are an ATM terminal and a security system. All other elements, such as photocopy machines, are considered non-critical.

The most reasonably likely worst case scenario relating to the Year 2000 issue would involve the failure of the Critical A items. At this stage of the overall readiness project, Corus does not believe that any failure is reasonably likely to occur. Nonetheless, Corus' goal is to be prepared for a worst case scenario. Corus currently has a written Business Recovery Plan in place. Corus is in the process of modifying this plan to address how to deal with Critical A and Critical B failures caused by Year 2000 events. Department managers are creating remediation and business resumption contingency plans for their respective functions that will be used in the modification of Corus' plan. Corus intends to have contingency plans in place and validated no later than June 30, 1999.

FORWARD-LOOKING STATEMENTS

Statements made about Corus' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

o Federal and state legislative and regulatory developments, including the ultimate resolution of the student loan investigation by the U.S. Department of Education;

o Changes in management's estimate of the adequacy of the allowance for loan losses;

o    Changes in the level and direction of loan and write-offs;

o Interest rate movements and their impact on customer behavior and Corus' net interest margin;

o    Changes in the overall mix of Corus' loan and deposit products;

o The impact of repricing and competitors' pricing initiatives on loan and deposit products;

o Corus' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;

o The impact of the Year 2000 on Corus' data processing vendors, customers and other vendors;

o    Corus' ability to access cost-effective funding;

o The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans;

o The ability of Corus to generate additional fee income from its acquisitions of an investment management business; and

o    Economic conditions.

                         ITEM 3 - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

There has been no material change from Corus' disclosure in item 7a of its 1998 10-K.

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

On April 8, 1999, the Department of Justice filed a civil lawsuit against Corus Bankshares, Inc. and Corus Bank, N.A. in the United States District Court Northern District of Illinois Eastern Division alleging, among other things, that Corus violated the federal False Claims Act by submitting fraudulent insurance claims for defaulted student loans. The government alleges that some insurance claims filed were false because certain of Corus' supporting records were not retained or because certain Corus records do not exactly match the insurance claims submitted or because certain claimed due diligence was not performed. The lawsuit seeks triple damages and a civil penalty of $10,000 for each false claim submitted by Corus. The lawsuit does not specify the amount of the damages, although the Department of Justice alleges that the aggregate amount of the false claims was more than $11.8 million. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5 for further information.

ITEM 2: CHANGES IN SECURITIES.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
------------
3a Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form S-8 filing dated May 22, 1998;

3b By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998;

4 Corus Bankshares 1999 Stock Option Plan dated April 28, 1999 (incorporated by reference to Exhibit 4.3 of the Company's Form S-8 Registration Statement (No. 333-77481) filed with the Securities and Exchange Commission on April 30, 1999).

11             Computation of Net Income per Common Share is on Page 22.

27             Financial Data Schedule.

(b) Reports on Form 8-K.
------------------------
None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CORUS BANKSHARES, INC.
                                                      (Registrant)



                May 13, 1999                     By: /s/ Tim H. Taylor
                                                    ------------------
                                                    Tim H. Taylor
                                                    Executive Vice President
                                                    Chief Financial Officer

                                                    (Principal Accounting
                                                    Officer and duly authorized
                                                    Officer of Registrant)