Form 10-Q
period 1999-06-30
CORUS BANKSHARES INC
filed 1999-08-16
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

As of June 30, 1999, the Registrant had 14,439,290 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, Inc.
                     Index to Quarterly Report on Form 10-Q
                                  June 30, 1999



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.  Financial Statements............................................    1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................   9-21

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......     22


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................     23

ITEM 2.  Changes in Securities...........................................     23

ITEM 3.  Defaults Upon Senior Securities.................................     23

ITEM 4.  Submission of Matters to a Vote of Security Holders.............     24

ITEM 5.  Other Information...............................................     24

ITEM 6.  Exhibits and Reports on Form 8-K................................     25

         Signatures......................................................     26

         Exhibit 11 - Computation of Net Income per Share................     27

         Exhibit 27 - Summary Financial Data Schedule....................     28

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                      June 30       December 31        June 30
(thousands)                                                            1999            1998             1998
                                                                    ----------      -----------      ----------
Assets
   Cash and due from banks - noninterest bearing                    $   65,209      $   72,050       $   56,034
   Federal funds sold overnight                                         36,750           2,000          144,900
   Federal funds sold term                                                 -               -             20,000
   Interest-bearing deposits with banks                                    -            13,000           27,000
   Securities:
     Available for sale, at fair value                                 793,891         897,668          652,783
     Held to maturity, at amortized cost                                 6,157           6,610            8,089
                                                                    ----------      ----------       ----------
     Total Securities                                                  800,048         904,278          660,872
   Loans, net of unearned discount                                   1,587,745       1,551,587        1,483,709
     Less: Allowance for loan losses                                    35,464          35,773           34,214
                                                                    ----------      ----------       ----------
     Net Loans                                                       1,552,281       1,515,814        1,449,495
   Premises and equipment, net                                          34,345          34,105           32,972
   Accrued interest receivable and other assets                         36,822          37,804           68,801
   Goodwill, net of accumulated amortization                             9,606          10,364           10,990
                                                                    ----------      ----------       ----------
Total Assets                                                        $2,535,061      $2,589,415       $2,471,064
                                                                    ==========      ==========       ==========

Liabilities & Shareholders' Equity
   Deposits:
     Noninterest-bearing                                            $  208,089      $  212,616       $  191,787
     Interest-bearing                                                1,896,970       1,942,060        1,856,197
                                                                    ----------      ----------       ----------
     Total Deposits                                                  2,105,059       2,154,676        2,047,984
   Short-term borrowings                                                 5,635          24,933            9,710
   Federal Home Loan Bank advances                                      40,000          40,000           40,000
   Accrued interest payable and other liabilities                       49,920          51,676           71,227
                                                                    ----------      ----------       ----------
Total Liabilities                                                    2,200,614       2,271,285        2,168,921

Shareholders' Equity
   Common Stock, Surplus & Retained Earnings                           287,144         273,569          257,080
   Accumulated other comprehensive income                               47,303          44,561           45,063
                                                                    ----------      ----------       ----------
Total Shareholders' Equity                                             334,447         318,130          302,143
                                                                    ----------      ----------       ----------
Total Liabilities and Shareholders' Equity                          $2,535,061      $2,589,415       $2,471,064
                                                                    ==========      ==========       ==========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   Three Months Ended        Six Months Ended
                                                        June 30                  June 30
                                                  --------------------      -------------------
(thousands, except per share data)                  1999         1998         1999        1998
                                                  -------      -------      -------     -------
Interest and Dividend Income                      $49,047      $45,756      $96,942     $90,490
Interest Expense                                   22,916       21,191       45,244      41,689
                                                  -------      -------      -------     -------
  Net Interest Income                              26,131       24,565       51,698      48,801
Provision for Loan Losses                           1,000        3,000        2,000       6,000
                                                  -------      -------      -------     -------
  Net Interest Income after Provision
    for Loan Losses                                25,131       21,565       49,698      42,801
Noninterest Income:
  Service charges on deposit accounts               2,511        2,147        5,050       4,219
  Trust services                                      486          399        1,025         536
  Gain on dispositions of student loans             1,476        1,522        3,055       3,298
  Other income                                        581          552        1,286         985
  Trading account losses, net                        (166)        (134)        (233)       (186)
  Securities and other financial
    instruments gains, net                             37        2,050           12       3,907
                                                  -------      -------      -------     -------
    Total noninterest income                        4,925        6,536       10,194      12,759
Noninterest Expense:
  Salaries and employee benefits                    7,702        7,337       15,904      14,498
  Net occupancy                                     1,015          945        2,053       1,949
  Data processing                                     701          540        1,352       1,159
  Goodwill amortization                               338          435          779         824
  Furniture and equipment depreciation                626          593        1,215       1,160
  Other expenses                                    3,243        2,866        6,317       5,539
                                                  -------      -------      -------     -------
    Total noninterest expense                      13,625       12,716       27,620      25,129
                                                  -------      -------      -------     -------
Income before income taxes                         16,431       15,385       32,272      30,431
Income tax expense                                  5,543        5,223       11,006      10,367
                                                  -------      -------      -------     -------
Net Income                                         10,888       10,162       21,266      20,064
                                                  =======      =======      =======     =======

Net Income per Share:
  Basic                                           $  0.75      $  0.70      $  1.47     $  1.38
  Diluted                                            0.74         0.69         1.45        1.36

Cash Dividends Declared Per Common Share          $ 0.145      $ 0.140      $ 0.285     $ 0.275
                                                  =======      =======      =======     =======

See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                    ---------------------------
(thousands)                                                                            1999             1998
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $   21,266       $   20,064
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                            2,000            6,000
    Depreciation and amortization                                                        1,661            1,502
    Accretion of investment and loan discounts                                         (12,739)          (3,856)
    Goodwill amortization                                                                  779              824
    Gain on dispositions of student loans                                               (3,055)          (3,298)
    Securities and other financial instruments gains, net                               (2,962)         (12,305)
    Decrease (increase) in accrued interest receivable and other assets                  3,417          (18,902)
    (Decrease) increase in accrued interest payable and other liabilities, net          (2,925)          21,566
                                                                                    ----------       ----------
          Net cash provided by (used in) operating activities                            7,442           11,595

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                                    455            1,154
Proceeds from maturities of available for sale securities                              546,290          145,070
Proceeds from sales of available for sale securities                                    13,115          111,815
Purchases of available for sale securities                                            (439,006)        (363,933)
Maturities of interest-bearing deposits with banks                                      13,000                -
Purchases of loans                                                                     (87,174)            (489)
Net decrease in loans                                                                   52,622           60,472
Purchases of premises and equipment, net                                                (1,901)          (3,524)
Purchases of businesses                                                                   (385)          (1,019)
                                                                                    ----------       ----------
          Net cash provided by (used in) investing activities                           97,016          (50,454)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) increase in deposit accounts                                                (49,617)         184,918
(Decrease) increase in short-term borrowings                                           (19,298)             446
Retirements of common shares                                                            (3,567)          (5,339)
Cash dividends paid on common shares                                                    (4,068)          (3,949)
                                                                                    ----------       ----------
          Net cash provided by (used in) financing activities                          (76,550)         176,076
                                                                                    ----------       ----------

Net increase in cash and cash equivalents                                               27,908          137,217
Cash and cash equivalents at January 1                                                  74,051           63,717
                                                                                    ----------       ----------

Cash and cash equivalents at June 30                                                $  101,959       $  200,934
                                                                                    ==========       ==========

See accompanying notes.

                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                             Common                Retained     Comprehensive
(thousands, except per share data)                           Stock     Surplus     Earnings         Income         Total
                                                             ------    -------     --------     -------------    --------
Balance at December 31, 1998                                   $727     $4,065     $268,777           $44,561    $318,130

Net income                                                                           21,266                        21,266
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                               2,743       2,743
                                                                                                                 --------
Comprehensive income                                                                                               24,009
                                                                                                                 --------

Retirement of common shares                                      (6)       (31)      (3,530)                       (3,567)
Cash dividends declared on common stock,
  $0.285 per common share                                                            (4,125)                       (4,125)
                                                             ------    -------     --------     -------------    --------

Balance at June 30, 1999                                       $721     $4,034     $282,388           $47,304    $334,447
                                                             ======    =======     ========     =============    ========



                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                             Common                Retained     Comprehensive
(thousands, except per share data)                           Stock     Surplus     Earnings         Income         Total
                                                             ------    -------     --------     -------------    --------
Balance at December 31, 1997                                   $734     $4,101     $241,522           $45,276    $291,633

Net income                                                                           20,064                        20,064
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                                (213)       (213)
                                                                                                                 --------
Comprehensive income                                                                                               19,851
                                                                                                                 --------

Retirement of common shares                                      (7)       (36)      (5,297)                       (5,340)
Cash dividends declared on common stock,
  $0.275 per common share                                                            (4,001)                       (4,001)
                                                             ------    -------     --------     -------------    --------

Balance at June 30, 1998                                       $727     $4,065     $252,288           $45,063    $302,143
                                                             ======    =======     ========     =============    ========

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets and Statements of Income, Statements of Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 1998 included in Corus' Annual Report and Form 10-K for the year ended December 31, 1998. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made in the 1998 financial statements to conform to current accounting classifications.

2.   Student Loan Lawsuit

     In 1994, Corus discovered that certain former employees in the student loan servicing area had recorded in Corus'records the making of telephone calls to borrowers whose student loans were delinquent when in fact some of those calls had not been made. Immediately upon discovery of the issue, Corus self-reported its findings to the Department of Education. Shortly thereafter, the Department of Education commenced an investigation into Corus'student loan servicing practices.

     On April 8, 1999, the Department of Justice filed a civil lawsuit against Corus Bankshares, Inc. and Corus Bank, N.A. alleging, among other things, that Corus violated the federal False Claims Act by submitting fraudulent insurance claims for defaulted student loans. The government alleges that some insurance claims filed were false because certain of Corus'supporting records were not retained or because certain Corus records do not exactly match the insurance claims submitted or because certain claimed due diligence was not performed. The lawsuit seeks triple damages and a civil penalty of $10,000 for each false claim submitted by Corus. The lawsuit does not specify the amount of the damages, although the Department of Justice alleges that the aggregate amount of the false claims was more than $11.8 million. Corus will contest the lawsuit and has substantial defenses to the lawsuit.

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

     On the following pages is a summary of significant segment information as required by SFAS No. 131:

SIGNIFICANT SEGMENT INFORMATION
----------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
For the Three Months ended June 30, 1999                                 CORUS                      Inter-segment
(in thousands)                                             Corus          BANK           BOC         Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
    Interest and dividend income(1)                       $  9,193     $   47,920       $    4          ($8,070)      $   49,047
    Interest expense                                             -         22,986            -              (70)          22,916
    Provision for loan loss                                      -          1,000            -                -            1,000
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          9,193         23,934            4           (8,000)          25,131
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Other income (2)                                         2,134          4,888        1,938           (4,072)           4,888
    Net securities and other financial instruments
      gains, net                                                37            -              -                -               37
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                     2,171          4,888        1,938           (4,072)           4,925
---------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Goodwill amortization                                        -            338            -                -              338
    Depreciation                                                 9            688          113                -              810
    Other expense                                              477         12,243        1,695           (1,938)          12,477
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      486         13,269        1,808           (1,938)          13,625
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  10,879         15,553          134          (10,134)          16,431
Income tax expense                                              (9)         5,506           46                -            5,543
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 10,888     $   10,046       $   88         ($10,134)      $   10,888
=================================================================================================================================

Segment Assets                                            $367,941     $2,339,641       $1,907        ($174,429)      $2,535,061
Expenditures to acquire long-lived assets                        9            873          601                -            1,483
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
For the Three Months ended June 30, 1998                                 CORUS                      Inter-segment
(in thousands)                                             Corus          BANK           BOC         Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
    Interest and dividend income (1)                      $  8,088     $   44,768       $    4          ($7,103)      $   45,756
    Interest expense                                            53         21,241            -             (103)          21,191
    Provision for loan loss                                      -          3,000            -                -            3,000
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          8,035         20,527            4           (7,000)          21,565
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Other income (2)                                         1,233          4,487        1,628           (2,861)           4,486
    Net securities and other financial instruments
      gains, net                                             2,048              3            -                -            2,050
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                     3,281          4,490        1,628           (2,861)           6,536
---------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Goodwill amortization                                        -            435            -                -              435
    Depreciation                                                11            628          127                -              766
    Other expense                                              437         11,359        1,346           (1,628)          11,513
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      447         12,422        1,473           (1,628)          12,716
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  10,868         12,594          159           (8,233)          15,385
Income tax expense                                             703          4,465           55                -            5,223
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 10,165     $    8,129       $  104          ($8,233)      $   10,162
=================================================================================================================================

Segment Assets                                            $352,456     $2,277,251       $1,456        ($160,098)      $2,471,064
Expenditures to acquire long-lived assets                        2          1,595           56                -            1,653
=================================================================================================================================

(1) Interest income for Corus includes dividends received from Corus Bank of $8.0 and $6.0 million in 1999 and 1998 respectively.

(2) Other income for Corus includes equity in undistributed (distributed) net income of subsidiaries totaling $2.2 and $1.2 million in 1999 and 1998 respectively.

SIGNIFICANT SEGMENT INFORMATION
-------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
For the Six Months ended June 30, 1999                                    CORUS                      Inter-segment
(in thousands)                                             Corus          BANK           BOC         Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
    Interest and dividend income (1)                      $ 10,354     $   94,729       $    8          ($8,148)      $   96,942
    Interest expense                                             1         45,392            -             (148)          45,244
    Provision for loan loss                                      -          2,000            -                -            2,000
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         10,353         47,337            8           (8,000)          49,698
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Other income (2)                                        11,871         10,183        3,865          (15,736)          10,182
    Net securities and other financial instruments
      gains, net                                                40            (28)           -                -               12
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                    11,911         10,155        3,865          (15,736)          10,194
---------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Goodwill amortization                                        -            779            -                -              779
    Depreciation                                                17          1,402          241                -            1,661
    Other expense                                            1,053         24,780        3,212           (3,865)          25,181
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    1,070         26,961        3,454           (3,865)          27,620
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  21,195         30,531          419          (19,871)          32,272
Income tax expense                                             (72)        10,933          145                -           11,006
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 21,266     $   19,598       $  274         ($19,871)      $   21,266
=================================================================================================================================

Segment Assets                                            $367,941     $2,339,641       $1,907        ($174,429)      $2,535,061
Expenditures to acquire long-lived assets                       10          1,212          679                -            1,901
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
For the Six Months ended June 30, 1998                                    CORUS                      Inter-segment
(in thousands)                                             Corus          BANK           BOC         Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
    Interest and dividend income (1)                      $ 15,088     $   88,612       $    8         ($13,217)      $   90,490
    Interest expense                                           108         41,798            -             (217)          41,689
    Provision for loan loss                                      -          6,000            -                -            6,000
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                         14,979         40,814            8          (13,000)          42,801
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Other income (2)                                         3,315          8,852        3,274           (6,589)           8,852
    Net securities and other financial instruments
      gains, net                                             3,934            (26)           -                -            3,907
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                     7,249          8,826        3,274           (6,589)          12,759
---------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Goodwill amortization                                        -            824            -                -              824
    Depreciation                                                21          1,402          245                -            1,668
    Other expense                                              760         22,352        2,799           (3,274)          22,637
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      781         24,578        3,044           (3,274)          25,129
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  21,447         25,061          238          (16,315)          30,431
Income tax expense                                           1,383          8,902           82                -           10,367
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 20,064     $   16,159       $  156         ($16,315)      $   20,064
=================================================================================================================================

Segment Assets                                            $352,456     $2,277,251       $1,456        ($160,098)      $2,471,064
Expenditures to acquire long-lived assets                        5          3,180          339                -            3,524
=================================================================================================================================

(1) Interest income for Corus includes dividends received from Corus Bank of $8.0 and $12.0 million in 1999 and 1998 respectively.

(2) Other income for Corus includes equity in undistributed (distributed) net income of susbsidiaries totaling $11.9 and $3.3 million in 1999 and 1998 respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


OPERATING RESULTS

For the three months ended June 30, 1999, net income was $10.9 million, or $0.74 per share on a diluted basis, an increase of 7.1% from net income of $10.2 million, or $0.69 per share on a diluted basis, for the same period in 1998. For the six months ended June 30, 1999, net income was $21.3 million, or $1.45 per share on a diluted basis, an increase of 6% from net income of $20.1 million, or $1.36 per share on a diluted basis for the same period in 1998.


Net Interest Income

The major source of earnings for Corus is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The tables on the following pages sets forth certain information relating to Corus' consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the six month period ended June 30, 1999. The yields and costs are adjusted for the accretion and amortization of deferred fees. Interest income on nonaccrual loans is reflected in the period that it is collected. Such amounts are not material to net interest income or the net change in net interest income. Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.

The following table represents a reconciliation of fully taxable equivalent net interest income:

(thousands)

Fully taxable equivalent net interest income for the six months ended June 30, 1998                   $49,797
Change in interest and dividend income due to common stocks                                               697
Change due to average earning assets fluctuations (excluding common stocks)                             6,360
Change due to interest rate fluctuations other than student loan discount accretion - earning
   assets excluding common stocks                                                                      (6,681)
Change due to student loan discount accretion                                                           1,259
Change due to interest rate fluctuations - funding sources                                              1,792
Change due to rate/volume fluctuations (excluding common stocks)                                         (487)
                                                                                                     --------
Fully taxable equivalent net interest income for the six months ended June 30, 1999                   $52,737
                                                                                                     ========

The decline in the net interest margin was primarily due to the lower average level of interest rates that prevailed during the first six months of 1999 as compared to the same period during 1998. As Corus is asset sensitive, that is, the Bank has more variable rate assets than variable rate liabilities, the lower average level of rates during 1999 reduced the Bank's margin. The changing mix of the Bank's loan portfolio also contributed to the decreased margin. While the Bank had more loans outstanding during both the first three and six months of 1999 than during the same periods of 1998, the increase was not evenly spread among of the Bank's various loan categories. Some of the Bank's higher yielding Residential loan products showed lower average balances during 1999 as compared to the 1998 levels, while the Bank's Commercial Real Estate and Currency Exchange loan balances, which have slightly lower average yields, showed impressive growth.

Average Balance Sheets and Net Interest Margin (Unaudited)

====================================================================================================================================
                                                                                  THREE MONTHS ENDED JUNE 30
                                                          --------------------------------------------------------------------------
                                                                           1999                                   1998
====================================================================================================================================
                                                                                        AVERAGE                              AVERAGE
                                                            AVERAGE                      YIELD/      AVERAGE                  YIELD/
(Dollars in Thousands)                                      BALANCE        INTEREST       COST       BALANCE     INTEREST      COST
====================================================================================================================================
ASSETS
Earning Assets:
   Interest-bearing deposits with banks                   $       -        $    -          -       $   26,999    $   404      5.98%
   Federal funds sold                                          49,224           579      4.70%        110,626      1,541      5.57%
   Taxable securities other than common stocks                643,750         8,189      5.09%        310,248      4,405      5.68%
   Common stocks (1)                                          189,520         1,538      3.25%        173,331      1,230      2.84%
   Tax-advantaged securities (2)                                2,048            37      7.21%          3,463         65      7.51%
   Trading account securities                                   7,521            86      4.60%         27,485        337      4.91%
   Loans, net of unearned discount (2) (3) (4)              1,597,824        39,139      9.80%      1,550,806     38,280      9.87%
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                                  2,489,887        49,568      7.96%      2,202,958     46,261      8.40%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                68,711                                  59,919
   Allowance for loan losses                                  (35,679)                                (33,008)
   Premises and equipment, net                                 34,156                                  32,483
   Other assets, including goodwill                            50,544                                  61,262
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                        $ 2,607,619                              $2,323,614
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                          $   990,449      $ 10,190      4.12%     $  999,479    $11,547      4.62%
   Savings deposits                                           169,273         1,115      2.64%        176,284      1,160      2.63%
   Time deposits                                              793,114        10,987      5.54%        549,640      7,797      5.67%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                       1,952,836        22,292      4.57%      1,725,403     20,504      4.75%

   Short-term borrowings                                        9,210           118      5.12%          6,531        114      7.01%
   Federal Home Loan Bank advances                             40,000           506      5.06%         40,000        572      5.72%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                    2,002,046        22,916      4.58%      1,771,934     21,191      4.78%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                               218,684                                 193,945
   Other liabilities                                           58,657                                  60,196
   Shareholders' equity                                       328,232                                 297,539
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity          $ 2,607,619                              $2,323,614
====================================================================================================================================

Interest income/average earning assets                    $ 2,489,887      $ 49,568      7.96%     $2,202,958    $46,261      8.40%
Interest expense/average interest-bearing liabilities       2,002,046        22,916      4.58%      1,771,934     21,191      4.78%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                        $ 26,652      3.38%                   $25,071      3.62%
====================================================================================================================================

Net interest margin                                                                      4.28%                                4.55%
====================================================================================================================================

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

Average Balance Sheets and Net Interest Margin (Unaudited)

====================================================================================================================================
                                                                                   SIX MONTHS ENDED JUNE 30
                                                          --------------------------------------------------------------------------
                                                                           1999                                   1998
====================================================================================================================================
                                                                                        AVERAGE                              AVERAGE
                                                            AVERAGE                      YIELD/      AVERAGE                  YIELD/
(Dollars in Thousands)                                      BALANCE        INTEREST       COST       BALANCE     INTEREST      COST
====================================================================================================================================
ASSETS
Earning Assets:
   Interest-bearing deposits with banks                   $     2,011      $     60      5.99%     $   26,999    $    803     5.95%
   Federal funds sold                                          43,387         1,013      4.67%         84,113       2,338     5.56%
   Taxable securities other than common stocks                618,259        15,742      5.09%        301,162       8,633     5.73%
   Common stocks (1)                                          187,269         3,028      3.23%        166,649       2,331     2.80%
   Tax-advantaged securities (2)                                2,055            74      7.17%          3,650         139     7.63%
   Trading account securities                                   5,402           123      4.57%         37,002         950     5.14%
   Loans, net of unearned discount (2) (3) (4)              1,606,689        77,940      9.70%      1,555,689      76,291     9.81%
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                                  2,465,072        97,981      7.95%      2,175,264      91,485     8.41%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                72,506                                  59,327
   Allowance for loan losses                                  (35,962)                                (32,178)
   Premises and equipment, net                                 34,138                                  31,953
   Other assets, including goodwill                            50,598                                  58,875
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                        $ 2,586,352                              $2,293,241
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                          $   999,944      $ 20,443      4.09%     $  999,811    $ 23,089     4.62%
   Savings deposits                                           169,330         2,218      2.62%        177,145       2,325     2.62%
   Time deposits                                              771,252        21,354      5.54%        528,453      14,925     5.65%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                       1,940,526        44,015      4.54%      1,705,409      40,339     4.73%

   Short-term borrowings                                        8,597           216      5.03%          5,579         208     7.46%
   Federal Home Loan Bank advances                             40,000         1,014      5.07%         40,000       1,142     5.71%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                    1,989,123        45,244      4.55%      1,750,988      41,689     4.76%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                               216,562                                 192,807
   Other liabilities                                           56,918                                  55,166
   Shareholders' equity                                       323,749                                 294,280
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity          $ 2,586,352                              $2,293,241
====================================================================================================================================

Interest income/average earning assets                    $ 2,465,072      $ 97,981      7.95%     $2,175,264    $ 91,485     8.41%
Interest expense/average interest-bearing liabilities       1,989,123        45,244      4.55%      1,750,988      41,689     4.76%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                        $ 52,737      3.40%                   $ 49,797     3.65%
====================================================================================================================================

Net interest margin                                                                      4.28%                                4.58%
====================================================================================================================================

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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


The following table represents the impact student loan discount accretion had on net interest margin for the three and six month periods ended June 30, 1999 and 1998:

                                                                            Three Months Ended          Six Months Ended
                                                                                  June 30                    June 30
                                                                              1999          1998         1999         1998
                                                                        -----------------------------------------------------

Net interest margin                                                           4.28%          4.55%       4.28%         4.58%
Impact of student loan discount accretion                                    (0.31)         (0.17)      (0.26)        (0.18)
                                                                        -----------------------------------------------------
Net interest margin without student loan discount accretion                   3.97%          4.38%       4.02%         4.40%

Noninterest Income

Noninterest income for the second quarter of 1999 was $4.9 million, a decrease of $1.6 million from the 1998 period. Gains on dispositions of student loans declined $46,000 to $1.5 million. Securities and other financial instrument gains declined $2.0 million from the same three month period a year earlier with a corresponding net gain for the quarter of $37,000. Service charges on deposit accounts climbed $364,000 to $2.5 million. Trust and investment management services income increased $87,000. Other income increased $29,000.

Income from "Curing" of Student Loans

In past years, nonperforming student loans were purchased at a substantial discount to the face value of the loans. Corus converts a substantial amount of these loans to performing status and reinstates their government guarantees. Corus refers to this process as "curing," and it has represented a significant source of income to Corus over the past several years. As a result of federal legislation, virtually all curable loans have lost their eligibility to become cured on June 30, 1999.

During the three months ending June 30, 1999, Corus recognized $3.4 million of "curing" income. Of this, $1.5 million was reported in other income, in the line labeled "Gain on disposition of loans," and $1.9 million was reported in interest income (as described further under the Net Interest Income section).

During the six months ending June 30, 1999, Corus recognized $6.3 million of "curing" income. Of this, $3.0 million was reported in other income, in the line labeled "Gain on disposition of loans," and $3.3 million was reported in interest income (as described further under the Net Interest Income section).

At June 30, 1999, Corus had cured approximately $7.5 million of student loans for which the income from these cures has not yet been recognized in its income statement. Corus anticipates that it will recognize approximately $6 million during the last half of 1999, yielding total curing income in 1999 of approximately $12.3 million. The income from these curing operations will drop to approximately $1 million in the year 2000 and be immaterial thereafter.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Noninterest Expense

Noninterest expense for the second quarter of 1999 was $13.6 million, an increase of $909,000 from the 1998 period. Salaries and employee benefits expense increased $365,000 to $7.7 million. Other expenses increased by $377,000 to $3.2 million. Net occupancy, data processing and equipment and furniture depreciation expense increased, in aggregate, by $264,000 over 1998 levels.

Noninterest expense for the six months ending June 30, 1999 was $27.6 million, an increase of $2.5 million from the 1998 period. Salaries and employee benefits expense increased $1.4 million to $15.9 million. Other expenses increased by $778,000 to $6.3 million. Net occupancy, data processing and equipment and furniture depreciation expense increased, in aggregate, by $352,000 over 1998 levels.

The effective income tax rate for the second quarter of 1999 was 33.7% versus 33.9% in 1998. For the six months ended June 30, 1999 and 1998, the effective income tax rates for both periods were 34.1%. The decline in the effective income tax rates was primarily due to lower goodwill amortization in the 1999 periods.

FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


                                                   June 30, 1999                December 31, 1998              June 30, 1998
(Dollars in thousands)                           Amount        Percent         Amount       Percent         Amount       Percent
                                             ----------------------------  ---------------------------  --------------------------
Loans:
  Commercial real estate:
       Mortgage                                 $ 541,181        22%          $ 533,253        22%         $ 539,760        23%
       Construction                               233,051        10             228,311         9            166,285         7
  Student                                         431,144        18             431,304        17            422,704        18
  Residential first mortgage                      110,328         5             137,683         6            171,651         7
  Home equity                                     154,953         6              85,408         3            105,931         5
  Commercial                                       90,838         4             108,759         4             51,138         2
  Medical finance                                  24,689         1              24,821         1             23,543         1
  Consumer                                          1,562         -               2,048         -              2,697         -
                                             -----------------------       -----------------------      -----------------------
Total loans                                     1,587,746        66           1,551,587        62          1,483,709        63
Securities other than common stocks               606,707        25             718,580        29            489,353        21
Common stocks                                     193,341         8             185,698         8            171,519         8
Federal funds sold                                 36,750         1               2,000         -            164,900         7
Interest-bearing deposits with banks                    -         -              13,000         1             27,000         1
                                             -----------------------        ----------------------       ----------------------

Total                                           $2,424,544      100%         $2,470,865       100%        $2,336,481       100%
                                             =======================        ======================       ======================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Loans

Total loans at June 30, 1999 were $1.59 billion, an increase of $36.2 million, or 2.3%, from December 31, 1998. Commercial real estate mortgage loans increased $7.9 million, or 1.5%, from December 31, 1998. Commercial real estate construction loans increased $4.7 million, or 2.1%, from December 31, 1998. At June 30, 1999, unfunded construction loan commitments totaled $258.7 million.


At June 30, 1999 residential first mortgage loans declined $27.4 million, or 20% compared with December 31, 1998. Home equity loans increased $69.5 million, or 81.4%, from December 31, 1998. This increase is due to the purchase of a portfolio of $86.5 million second mortgage high-loan-to-value home loans.

Student loans decreased $160,000 or .04%, from December 31, 1998.

Commerical Real Estate Loans
The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at June 30, 1999 (in thousands):

      Rental apartments                                          $162,581
      Nursing homes                                               144,894
      Hotel/Motel                                                 174,905
      Retail                                                       65,418
      Industrial                                                   67,125
      Condo/Loft conversion and other residential for sale         45,808
      Office                                                       60,928
      Other                                                        52,573
                                                                 --------
      Total                                                      $774,232
                                                                 ========


At June 30, 1999, approximately 59% of the outstanding balances of commerical real estate loans were secured by collateral located in the five county Chicago metropolitan area. The largest single concentration of outstanding balances outside this area, 7%, is secured by collateral in Arizona.

In addition to the outstanding comercial real estate loans of $774 million, Corus also had commitments on commercial real estate loans outstanding at June 30th of $445 million. Commitments are primarily comprised of partially funded construction loans and commitment letters outstanding. At June 30, 1999, Corus thus had total outstanding loans and commitments of $1.2 billion. Of the $1.2 billion total, $481 million, or 39%, is attributable to 27 loans. Those same 27 loans have current loan balances outstanding of $290 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Securities Other Than Common Stocks

At June 30, 1999 total securities other than common stocks were $606.7 million, a decrease of $111.9 million, or 15.6%, compared with $718.6 million at December 31, 1998.

Common Stocks

At June 30, 1999 investments in common stocks were $193.3 million, an increase of $7.6 million, or 4.1%, compared with $185.7 million at December 31, 1998.

At June 30, 1999, Corus held investments in 44 equity securities of publicly-traded bank holding companies with total unrealized gains of $77.0 million, which were included in the available for sale securities classification. At June 30, 1999, the holdings by market capitalization were as follows:

                                                                  Percentage of
Market Capitalization (dollars in thousands):  Amount of Holdings   Portfolio
                                               ------------------ --------------

Over $10 billion                                   $ 117,961           61%
Between $5 and $10 billion                            17,080            9
Between $1 and $5 billion                             40,734           21
Between $500 million and $1 billion                    9,807            5
Under $500 million                                     7,759            4
                                                --------------------------------
Total                                               $193,341          100%
                                                ================================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.



(thousands)                                           June 30               December 31              June 30
                                                       1999                    1998                   1998
                                                     ---------              ------------            ---------
Nonperforming loans:
  Residential first mortgage                            $ 9,515                $11,769                $16,842
  Commercial real estate                                  3,139                  2,436                  4,991
  Commercial                                                600                      9                     31
  Home equity                                             1,176                  1,415                  2,249
  Student                                                   213                    476                    329
  Medical finance                                           738                  1,102                    956
  Consumer                                                   64                    127                    149
                                                      ---------           ------------              ---------
Total nonperforming loans                                15,445                 17,334                 25,547
Other real estate owned                                   2,957                  4,971                  5,663
                                                      ---------           ------------              ---------
Total nonperforming assets                              $18,402                $22,305                $31,210
Nonaccrual loans included in non-performing
loans above                                             $ 4,741                $ 5,307                 $7,854

90 day or  more  past  due  loans  included  in
Nonperforming loans above                              $ 10,197                $11,528                $17,648

Nonperforming loans/Total loans                            0.97%                  1.12%                  1.72%
Nonperforming assets/Total assets                          0.73%                  0.86%                  1.26%
Allowance for loan losses/
  nonperforming loans                                    229.62%                206.37%                133.93%

Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At June 30, 1999, other real estate owned was comprised of two commercial real estate properties with aggregate book values of $132,000 and twenty-six residential properties with aggregate book values of $2.8 million. During the second quarter of 1999, twenty-five residential properties with a carrying value of $2.5 million were sold for a net gain of $250,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $15.3, $17.5 and $15.4 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior loss experience, overall growth in the portfolio, delinquency levels, current economic conditions and other factors. A reconciliation of the activity in Corus' allowance for loan losses is as follows:


                                                         Three Months Ended                    Six Months Ended
                                                               June 30                             June 30
                                                 -----------------------------------------------------------------------
(thousands)                                             1999              1998                1999            1998
                                                 -----------------------------------------------------------------------
Balance at beginning of period                          $35,258           $32,056           $35,773           $30,660
Provision for loan losses                                 1,000             3,000             2,000             6,000
Less charge-offs:
   Commercial real estate loans                               -                 -                38                 -
   Student loans                                            438                10             1,141               117
   Residential first mortgage loans                           4                60                86               163
   Home equity loans                                        814             1,353             1,807             3,218
   Commercial loans                                          22                 2                72                 1
   Consumer loans                                             2                 -                64                 -
                                                 -----------------------------------------------------------------------
Total charge-offs                                         1,280             1,425             3,208             3,499
                                                 -----------------------------------------------------------------------
Add recoveries:
   Commercial real estate loans                              23                10                36               105
   Student loans                                             91                86               137                99
   Residential first mortgage loans                           -                 -                 1                 -
   Home equity loans                                        337               470               676               808
   Commercial loans                                           1                 -                 3                 1
   Consumer loans                                            34                17                46                40
                                                 -----------------------------------------------------------------------
Total recoveries                                            486               583               899             1,053
                                                 -----------------------------------------------------------------------
Net charge-offs                                            (794)             (842)           (2,309)           (2,446)
                                                 -----------------------------------------------------------------------

Balance at June 30                                      $35,464           $34,214           $35,464           $34,214
                                                 =======================================================================

Loans at June 30                                     $1,587,746        $1,483,709        $1,587,746        $1,483,709
                                                 =======================================================================

Allowance as a percentage of loans                         2.23%             2.31%             2.23%             2.31%
                                                 =======================================================================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


The vast majority of the home equity chargeoffs are from Corus' Ultimate Home Equity product ("Ultimate HE") and the recently acquired pool of approximately $85 million of high rate high-loan-to-value second mortgages.

The Ultimate HE loans were originated at up to 100% of the underlying property's value and are charged off when they become 120 days past due. The acquired second mortgages are also charged off when they become 120 days past due. At June 30, 1999, high-loan-to-value home equity loans totaled $129.2 million. Of this total $531,000 was classified as nonperforming loans. The following representsan aging schedule of all high-loan-to-value home equity loans at June 30, 1999 (in thousands):

          Current                                       $125,884
          30 to 59 days past due                           1,963
          60 to 89 days past due                             806
          90 to 119 days past due                            531
                                                        --------
          Total                                         $129,184
                                                        ========

The majority of the student loan chargeoffs were the result of the interim agreement the Bank entered into with the Department of Education, as described further in Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5.

At June 30, 1999 the allowance for loan losses as a percentage of total loans decreased to 2.23% of total loans from 2.31% of total loans at December 31, 1998. As a percentage of nonperforming loans though, the allowance increased to 229.62%, compared with 206.37% at December 31, 1998. Management believes that the level of the allowance for loan losses was adequate at June 30, 1999.

Student Loan Lawsuit

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5 for further information.

Liabilities

The following table details the composition of deposit products by type:

                           June 30     December 31    June 30
                             1999          1998         1998
                           --------    -----------    --------

  Demand                     10%          10%           9%
  Savings                     8            8            9
  NOW                         4            5            4
  Money Market               42           42           44
  Certificates of Deposit    36           35           34
                           --------    -----------   ---------

  Total                     100%         100%         100%
                           ========    ===========   =========

At June 30, 1999, December 31, 1998 and June 30, 1998, CORUS had retail certificates of deposit obtained from brokers of $387.4, $402.8 and $379.9 million, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.9% at June 30, 1999, well in excess of the minimum regulatory level of 5%. The consolidated Tier 1 and total risk-based capital ratios were 15.2% and 18.3%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first six months of 1999, Corus repurchased and retired 111,852 shares at an average price of $31.89 per share. A total of 380,952 shares have been repurchased under the 750,000 common share repurchase program approved by the Board of Directors in 1997. This program provides a means to return some of Corus' excess capital.

Operating, Investing and Financing Activities

Net cash provided by operating activities totaled $7.4 million for the first six months of 1999, compared with $11.6 million of net cash provided by operating activities for the same period in 1998.

Net cash provided by investing activities totaled $97.0 million for the first six months of 1999, compared with $50.5 million of net cash used in investing activities in 1998. The increase was due primarily to maturities of available for sale securities.

Net cash used in financing activities totaled $76.6 million for the first six months of 1999, compared with $176.1 million of net cash provided by financing activities in 1998. This change was primarily attributable to a decrease in deposit accounts.


YEAR 2000 READINESS DISCLOSURE

State of Readiness

In June of 1997, responsibility for Corus' Year 2000-readiness project was assigned to the Project Management Group that reports directly to an Executive Vice President who is also a member of the Corus Bank Board of Directors.

Corus' Year 2000 project plan is designed after the Federal Financial Institutions Examination Council (FFIEC) model. Corus' Board of Directors receives formal status reports quarterly updating them on the progress of the project. The project is approximately 94% complete. Corus continues to work with a small number of third-party providers to achieve the completion of the project.

The assessment phase took the form of a mass inventory performed to identify information technology systems including information systems, software and equipment. The inventory also identifies non-technology relationships such as environmental systems, business partners and major borrowers. During the assessment phase of Corus' readiness project, approximately 32% of Corus' internal systems were identified as being mission critical. Of these mission critical systems, 86% have been upgraded to a Year 2000 ready status or are not date sensitive. Corus continues to work closely with the vendors and third-party servicers of the remaining 14% (this represents 12 elements) of the mission critical systems to acquire the necessary products and coordinate the necessary actions to make these items Year 2000 capable.

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

Internal validation efforts were aided through the use of an outside consulting firm. The consulting firm formulated the test methodology and provided guidance on the testing of individual applications.

Corus relies on third-party providers for the majority of data processing needs. The core data processing systems for both customer information and student lending have been upgraded and are running a version the third parties have certified as Year 2000 ready. Testing of these two systems is complete. The core data processing system that maintains account and customer information for Corus' Trust area has also been upgraded to a Year 2000 ready version. Proxy testing of this system is complete. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service on the same platform. Test results then are shared with all similarly situated clients of the service provider. Testing of the three main data processing systems represents the largest portion of required testing.

Validation of the Year 2000 readiness status of mission critical systems is approximately 95% complete. We are awaiting a final upgrade to a non-critical component of the overall phone system scheduled for late July, 1999, which will allow us to perform an integrated test on the entire phone system by mid-August, 1999.

Costs to Address Year 2000 Issues

Although Corus does not currently expect the costs of Year 2000 readiness to be material, some expenses have been incurred. Corus estimates total costs (which include expenses and investments) associated with the project to be approximately $1.3 million.

The Risks of Year 2000 Issues and Contingency Planning

Information technology and non-information technology elements that expose Corus to Year 2000 risk have been internally classified into three levels of importance. Critical A items are those that would, upon failure, severely limit Corus' ability to participate in the business of banking. Ten items have been deemed to be Critical A. The ten items include various data processing and information systems, the interface between Corus' information systems and the ATM network, the telecommunications system, and the wire transfer system. A specific example of a Critical A item is Corus' core data processing system whose failure would inhibit Corus' ability to process, record, and access customer and account information. The second tier of items which would impact Corus, but not as severely as Critical A items, are Critical B items. Some examples of Critical B items are an ATM terminal and a security system. All other elements, such as photocopy machines, are considered non-critical.

The most reasonably likely worst case scenario relating to the Year 2000 issue would involve the failure of the Critical A items. At this stage of the overall readiness project, Corus does not believe that any failure is reasonably likely to occur. Nonetheless, Corus' goal is to be prepared for a worst case scenario. Corus currently has a written Business Recovery Plan in place. Corus has drafted a Year 2000 Corporate Contingency Plan based on the existing Business Recovery Plan to address how to deal with Critical A and Critical B failures caused by Year 2000 events. This includes running the processing operations on an alternate power source if necessary. Department managers are creating remediation and business resumption contingency plans for their respective functions that will be used in the modification of Corus' plan. This plan has been reviewed internally, with a third-party review scheduled for July 1999. Corus intends to schedule further reviews during the remainder of 1999.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


FORWARD-LOOKING STATEMENTS

Statements made about Corus' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

- Federal and state legislative and regulatory developments, including the ultimate resolution of the student loan lawsuit by the U.S. Department of Justice;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-   Changes in the level and direction of loan delinquencies and write-offs;
- Interest rate movements and their impact on customer behavior and Corus' net interest margin;
-   Changes in the overall mix of Corus' loan and deposit products;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- Corus' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
- The impact of the Year 2000 on Corus' data processing vendors, customers and other vendors;
-   Corus' ability to access cost-effective funding;
- The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans;
- The ability of Corus to generate additional fee income from its acquisitions of an investment management business; and economic conditions.

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Annual Meeting of Shareholders was held on April 28, 1999.

        (c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

        (1) The election of eight directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:

                Director                Votes For           Votes Withheld
                --------                ---------           --------------

            Joseph C. Glickman         12,616,308               589,450
            Robert J. Glickman         12,613,908               591,850
            Steven D. Fifield          12,602,146               603,612
            Karl H. Horn               12,599,046               606,712
            Michael Levitt             12,602,446               603,312
            Rodney D. Lubeznik         12,601,546               604,212
            Michael Tang               12,605,608               600,150
            William H. Wendt, III      12,603,046               602,712

        (2) The ratification of the Corus Bankshares, Inc. 1999 Stock Option
            Plan

                  Votes For                Votes Against        Abstentions
                  ---------                -------------        -----------
                  10,447,900                 898,111              14,113


        (3) The ratification of the appointment of Arthur Andersen LLP as CORUS' independent accountants for the 1999 fiscal year:

                  Votes For                Votes Against        Abstentions
                  ---------                -------------        -----------
                  13,181,408                  10,971              13,379

ITEM 5: OTHER INFORMATION.

None.

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION


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

11        Computation of Net Income per Common Share is on Page 27.

27        Financial Data Schedule.

(b) Reports on Form 8-K.
------------------------
None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        CORUS BANKSHARES, INC.
                             (Registrant)



August 10, 1999         By: /s/ Timothy H. Taylor
                            ----------------------
                            Timothy H. Taylor
                            Executive Vice President and Chief Financial Officer

                            (Principal Accounting Officer and duly authorized
                             Officer of Registrant)

                       EXHIBIT 11 - CORUS BANKSHARES, INC.
                       COMPUTATION OF NET INCOME PER SHARE


                                                                                 Six Months Ended
                                                                                     June 30
(thousands, except per share amounts)                                           1999             1998
                                                                              --------         --------
Denominator for basic earnings per share - average common shares
outstanding                                                                    14,491            14,573
Dilutive common stock options                                                     166               225
                                                                              --------         --------
Denominator for diluted earnings per share                                     14,657            14,798
                                                                              ========         ========

Numerator: Net income attributable to common shares                           $21,266           $20,064
                                                                              ========         ========

Net income per share:
  Basic                                                                       $  1.47           $  1.38
  Diluted                                                                        1.45              1.36