Form 10-Q
period 1999-09-30
CORUS BANKSHARES INC
filed 1999-11-12
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             --       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


As of September 30, 1999, the Registrant had 14,319,290 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, Inc.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 1999



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1. Financial Statements.............................................  1-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................... 8-21

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.......   22


                       PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings................................................   23

ITEM 2. Changes in Securities............................................   23

ITEM 3. Defaults Upon Senior Securities..................................   23

ITEM 4. Submission of Matters to a Vote of Security Holders..............   24

ITEM 5. Other Information................................................   24

ITEM 6. Exhibits and Reports on Form 8-K.................................   25

        Signatures.......................................................   26

        Exhibit 11 - Computation of Net Income per Share.................   27

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         SEPTEMBER 30       December 31     September 30
(thousands)                                                                  1999               1998            1998
                                                                         ------------      ------------     ------------
Assets
  Cash and due from banks - noninterest bearing                           $   86,548         $   72,050       $   57,006
  Federal funds sold overnight                                                 8,850              2,000           59,000
  Interest-bearing deposits with banks                                           -               13,000           26,999
  Securities:
    Available for sale, at fair value                                        634,973            897,668          810,501
    (amortized costs of $590,362, $799,225 & 774,845)
    Held to maturity, at amortized cost                                        6,020              6,610            7,208
    (fair value of $6,137, $6,802 & $7,415)                              ------------      ------------     ------------
    Total Securities                                                         640,993            904,278          817,709
  Loans, net of unearned discount                                          1,698,946          1,551,587        1,503,072
    Less: Allowance for loan losses                                           35,634             35,773           36,220
                                                                         ------------      ------------     ------------
    Net Loans                                                              1,663,311          1,515,814        1,466,852
  Premises and equipment, net                                                 34,240             34,105           33,844
  Accrued interest receivable and other assets                                42,829             37,804           46,699
  Goodwill, net of accumulated amortization                                    9,292             10,364           11,015
                                                                         ------------      ------------     ------------
Total Assets                                                              $2,486,063         $2,589,415       $2,519,124
                                                                         ============      ============     ============

Liabilities & Shareholders' Equity
  Deposits:
    Noninterest-bearing                                                   $  207,715         $  212,616       $  194,445
    Interest-bearing                                                       1,865,806          1,942,060        1,948,993
                                                                         ------------      -----------      ------------
    Total Deposits                                                         2,073,522          2,154,676        2,143,438
  Federal funds purchased                                                        -               22,700              -
  Other short-term borrowings                                                  4,701              2,233            4,423
  Federal Home Loan Bank advances                                             40,000             40,000           40,000
  Accrued interest payable and other liabilities                              48,838             51,676           42,819
                                                                         ------------      -----------      ------------
Total Liabilities                                                          2,167,060          2,271,285        2,230,680

Shareholders' Equity
  Common Stock, Surplus & Retained Earnings                                  290,006            273,569          265,268
  Accumulated other comprehensive income                                      28,996             44,561           23,176
                                                                         ------------      -----------      ------------
Total Shareholders' Equity                                                   319,003            318,130          288,444
                                                                         ------------      -----------      ------------
Total Liabilities and Shareholders' Equity                                $2,486,063         $2,589,415       $2,519,124
                                                                         ============      ============     ============

See accompanying notes

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30                       September 30
                                                                -----------------------------       ----------------------------
(thousands, except per share data)                                   1999              1998              1999             1998
Interest Income
  Interest and fees on loans:
    Taxable                                                          40,731            37,011            118,130         112,414
    Tax-advantaged                                                      177               204                530             781
  Deposits with banks                                                     0               494                 81           1,297
  Federal funds sold                                                    788             1,309              1,800           3,647
  Securities:
    Taxable                                                           6,941             9,073             22,683          17,713
    Tax-advantaged                                                       24                37                 72             128
    Dividends                                                         1,136               896              3,320           2,584
    Trading account                                                       0               102                123           1,052
                                                                -----------       -----------        -----------     -----------
Total Interest Income                                                49,797            49,126            146,739         139,616

Interest Expense
  Deposits                                                           22,227            24,075             66,240          64,414
  Federal funds purchased                                                 1                21                171              48
  Short-term borrowing                                                   30                81                 77             262
  Federal home loan bank advances                                       539               581              1,553           1,723
                                                                -----------       -----------        -----------     -----------
Total Interest Expense                                               22,797            24,758             68,041          66,447

Net Interest Income                                                  27,000            24,368             78,698          73,169

Provision for Loan Losses                                             1,000             3,000              3,000           9,000
                                                                -----------       -----------        -----------     -----------

Net Interest Income after Provision for Loan Losses                  26,000            21,368             75,698          64,169
Noninterest Income:
  Service charges on deposit accounts                                 2,494             2,199              7,544           6,418
  Trust services                                                        545               621              1,569           1,157
  Gain on dispositions of student loans                               1,285             3,107              4,340           6,405
  Other income                                                          515               618              1,801           1,603
  Trading account losses, net                                           (10)               (8)              (243)           (194)
  Securities and other financial
    instruments gains, net                                           (1,305)              608             (1,293)          4,515
                                                                -----------       -----------        -----------     -----------
Total noninterest income                                              3,524             7,145             13,718          19,904
Noninterest Expense:
  Salaries and employee benefits                                      7,952             7,262             23,857          21,760
  Net occupancy                                                         970               953              3,023           2,902
  Data processing                                                       713               575              2,065           1,734
  Goodwill amortization                                                 287               441              1,066           1,265
  Depreciation - Furniture & equipment                                  612               696              1,827           1,856
  Other expenses                                                      2,549             3,071              8,866           8,610
                                                                -----------       -----------        -----------     -----------
Total noninterest expense                                            13,083            12,998             40,703          38,127
                                                                -----------       -----------        -----------     -----------
Income before income taxes                                           16,441            15,515             48,714          45,946
                                                                -----------       -----------        -----------     -----------
Income tax expense                                                    5,521             5,290             16,528          15,657
                                                                -----------       -----------        -----------     -----------
Net Income                                                      $    10,920       $    10,225        $    32,186     $    30,289

Net Income per Share:
  Basic                                                         $      0.76       $      0.70        $      2.23     $      2.08
  Diluted                                                              0.76              0.69               2.22            2.05

Cash Dividends Declared Per Common Share                        $     0.145       $     0.140        $     0.430     $     0.415

Average Common Shares Outstanding
  Basic                                                          14,389,290        14,551,142         14,456,721      14,567,489
  Diluted                                                        14,437,076        14,749,103         14,516,250      14,784,094


See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30
                                                                                         -------------------------
(thousands)                                                                                 1999            1998
                                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                               $ 32,186         $ 30,289
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                               3,000            9,000
    Depreciation and amortization                                                           2,490            2,394
    Accretion of investment and loan discounts                                            (17,949)         (10,479)
    Goodwill amortization                                                                   1,066            1,265
    Gain on dispositions of student loans                                                  (4,340)          (6,405)
    Securities and other financial instruments gains, net                                    (459)         (12,913)
    (Increase) decrease in accrued interest receivable and other assets                    (1,671)           4,441
    Increase in accrued interest payable and other liabilities, net                         5,889            5,234
                                                                                         --------         --------
          Net cash provided by operating activities                                        20,212           22,826

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held to maturity                                       593            2,017
Proceeds from maturities of available for sale securities                                 735,662          427,362
Proceeds from sales of available for sale securities                                       16,231          113,112
Proceeds from maturities of federal funds sold with greater than 90 day maturities              -           20,000
Purchases of available for sale securities                                               (498,891)        (832,596)
Maturities of interest-bearing deposits with banks                                         13,000                -
Purchases of loans                                                                        (87,442)            (827)
Net (increase) decrease in loans                                                          (57,917)          43,252
Purchases of premises and equipment, net                                                   (2,625)          (5,288)
Purchases of businesses                                                                      (379)          (1,775)
                                                                                         --------         --------
          Net cash provided by (used in) investing activities                             118,232         (234,743)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) increase in deposit accounts                                                   (81,155)         280,372
Decrease in short-term borrowings                                                         (20,232)          (4,841)
Retirements of common shares                                                              (13,519)          (5,339)
Issuance of common shares under the stock option plan                                       3,971                -
Cash dividends paid on common shares                                                       (6,162)          (5,986)
                                                                                         --------         --------
          Net cash (used in) provided by financing activities                            (117,097)         264,206
                                                                                         --------         --------

Net increase in cash and cash equivalents                                                  21,347           52,289
Cash and cash equivalents at January 1                                                     74,051           63,717
                                                                                         --------         --------

Cash and cash equivalents at September 30                                                $ 95,398         $116,006
                                                                                         ========         ========

See accompanying notes.

                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                               Common                Retained   Comprehensive
(thousands, except per share data)                              Stock     Surplus    Earnings      Income          Total
                                                               ------     -------    --------   -------------      -----
Balance at December 31, 1998                                   $727        $4,065    $268,777     $44,561         $318,130

Net income                                                                             32,186                       32,186
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                         (15,564)         (15,564)
                                                                                                                  --------
Comprehensive income                                                                                                16,622
                                                                                                                  --------

Retirement of common shares                                     (22)         (121)    (13,377)                     (13,520)

Issuance of common shares                                        10         3,961                                    3,971

Cash dividends declared on common stock,
  $0.430 per common share                                                              (6,201)                      (6,201)
                                                               ----        ------    --------     -------         --------

Balance at September 30, 1999                                  $715        $7,906    $281,385     $28,997         $319,003
                                                               ====        ======    ========     =======         ========


                             CORUS BANKSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                               Common                Retained   Comprehensive
(thousands, except per share data)                              Stock     Surplus    Earnings      Income          Total
                                                               ------     -------    --------   -------------      -----
Balance at December 31, 1997                                   $734        $4,101    $241,522     $45,276         $291,633

Net income                                                                             30,289                       30,289
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available
      for sale securities                                                                         (22,100)         (22,100)
                                                                                                                  --------
Comprehensive income                                                                                                 8,189
                                                                                                                  --------

Retirement of common shares                                      (6)          (36)     (5,297)                      (5,339)

Issuance of common shares

Cash dividends declared on common stock,
  $0.415 per common share                                                              (6,039)                      (6,039)
                                                               ----        ------    --------     -------         --------

Balance at September 30, 1998                                  $728        $4,065    $260,475     $23,176         $288,444
                                                               ====        ======    ========     =======         ========

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheets and Statements of Income, Statements of Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 1998 included in Corus' Annual Report and Form 10-K for the year ended December 31, 1998. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made in the 1998 financial statements to conform to current accounting classifications.

2.   Student Loan Lawsuit
     --------------------
     In 1994 Corus discovered that certain former employees in the student loan servicing area had recorded in Corus' records the making of telephone calls to borrowers whose student loans were delinquent when in fact some of those calls had not been made. Immediately upon Corus' discovery of the issue, CORUS self-reported its findings to the Department of Education. Shortly thereafter, the Department of Education commenced an investigation into Corus' student loan servicing practices.

     On April 8, 1999, the Department of Justice filed a civil lawsuit against Corus Bankshares, Inc. and Corus Bank, N.A. alleging, among other things, violations of the federal False Claims Act and liability under other common law theories by submitting fraudulent insurance claims for defaulted student loans. The government alleges that some insurance claims filed were false because certain of Corus' supporting records were not retained or because certain Corus records do not exactly match the insurance claims submitted or because certain claimed due diligence was not performed. Corus has received information from the Department of Justice to indicate that the Department of Justice thinks that there were at least 2,200 false claims. Corus is contesting the lawsuit and has substantial defenses.

     While the lawsuit filed was a civil action, it is possible that individual employees, ex-employees or the Company may also be sued criminally.

     Shortly after notifying the Department of Education in 1994 of the student loan servicing issue, Corus entered into an interim agreement with the Department of Education pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that Corus is unable to state with certainty were not affected by incorrect servicing history documentation. As a result of that agreement, a total of more than $15 million of loans subject to the interim agreement were charged off against the allowance for loan losses between 1996 and 1999. The ultimate collectibility of these loans is uncertain. Corus may have a right to recover some or all of the $15 million in student loans it voluntarily withheld from submission for claim payment and has filed a counterclaim to that effect.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued effective for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Corus uses derivative instruments to manage interest rate risk and market risk in its loan and common stock portfolios, respectively. The statement is effective for Corus for the fiscal quarter beginning January 1, 2001. Corus has not yet quantified the impact of adopting this statement on its financial position or results of its operations.



4.   Segment Reporting
     -----------------
     In 1998, Corus adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". For purposes of this statement, Management has determined that Corus, Corus Bank and Bancorp Operations Company (BOC) are primary operating segments within Corus. Corus Bank derives a significant portion of its total revenues from interest income offering commercial, mortgage, home equity, student and personal loans. It also provides general banking services such as checking, savings, money market and time deposit accounts; trust and investment management and a variety of other services. BOC provides item processing, bookkeeping and other ancillary bank support services to Corus Bank. Substantially all revenues of BOC are intersegment and eliminated from consolidated total revenues. Both Corus Bank and BOC are wholly owned subsidiaries of Corus.

     Transactions between the reportable segments are recorded on the reportable segments' financial statements and significant inter-segment accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

     On the following page is a summary of significant segment information as required by SFAS No. 131:

SIGNIFICANT SEGMENT INFORMATION
FOR THE THREE MONTHS ENDED 9/30/99

                                 ===================================================================================================
                                 Corus Bankshares       Corus Bank             BOC          Inter-segment          Consolidated
                                                                                             Eliminations
                                 ===================================================================================================

(in thousands)                     1999     1998      1999       1998      1999    1998     1999       1998       1999       1998
                                 ---------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
---------------------------------
Total Revenues                       (55)   1,656     30,575     29,853   1,919   1,705    (1,915)    (1,701)     30,524     31,513
Net Income                           (17)   1,039     10,813      9,096     124      90         -          -      10,920     10,225

AVERAGE BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                     356,508  321,732  2,355,502  2,404,621   2,148   1,551  (172,363)  (157,820)  2,541,795  2,570,084
Shareholders' equity             327,958  294,641    164,454    154,010   1,918   1,337  (166,372)  (155,347)    327,958    294,641

FINANCIAL HIGHLIGHTS
---------------------------------
Return on Equity (ROE)                                  26.3%      23.6%                                            13.3%      13.9%
Return on Assets (ROA)                                   1.8%       1.5%                                             1.7%       1.6%
Efficiency Ratio                                        41.2%      41.2%                                            38.0%      40.0%
                                 ---------------------------------------------------------------------------------------------------


SIGNIFICANT SEGMENT INFORMATION
FOR THE NINE MONTHS ENDED 9/30/99

                                 ===================================================================================================
                                 Corus Bankshares       Corus Bank             BOC          Inter-segment          Consolidated
                                                                                             Eliminations
                                 ===================================================================================================

(in thousands)                     1999     1998      1999       1998      1999    1998     1999       1998       1999       1998
                                 ---------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
---------------------------------
Total Revenues                     2,338    7,569     90,067     85,493   5,791   4,987    (5,780)    (4,976)     92,417     93,073
Net Income                         1,377    4,787     30,411     25,256     398     246         -          -      32,186     30,289

AVERAGE BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                     354,606  326,176  2,383,604  2,217,857   1,902   1,380  (168,776)  (158,888)  2,571,336  2,386,525
Shareholders' equity             325,171  294,410    161,500    153,249   1,700   1,209  (163,199)  (154,458)    325,171    294,410

FINANCIAL HIGHLIGHTS
---------------------------------
Return on Equity (ROE)                                  25.1%      22.0%                                            13.2%      13.7%
Return on Assets (ROA)                                   1.7%       1.5%                                             1.7%       1.7%
Efficiency Ratio                                        43.0%      42.2%                                            40.9%      40.9%
                                 ---------------------------------------------------------------------------------------------------

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


OPERATING RESULTS

For the three months ended September 30, 1999, net income was $10.9 million, or $0.76 per share on a diluted basis, an increase of 7% from net income of $10.2 million, or $0.69 per share on a diluted basis, in 1998. For the nine months ended September 30, 1999, net income was $32.2 million, or $2.22 per share on a diluted basis, an increase of 6% from net income of $30.3 million, or $2.05 per share on a diluted basis for the same period in 1998.

Earnings for the third quarter of 1999 represented annualized returns of 13.3% on equity (ROE) and 1.7% on assets (ROA) compared to 13.9% and 1.6% for the same period in 1998.

Net Interest Income
-------------------

The major source of earnings for Corus is net interest income. Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income as a percentage of the average earning assets during the period.

During the three and nine months ended September 30, 1999, Corus recognized $2.0 million and $5.3 million of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools, compared to $0.9 million and $2.9 million for the same periods in 1998.

The following table represents the impact of the student loan discount accretion on the net interest margin for the three and nine month periods ended September 30, 1999 and September 30, 1998:


                                                                      Three Months Ended          Nine Months Ended
                                                                          September 30                September 30
                                                                      1999           1998         1999         1998
                                                                   -------------- ------------- ------------ ------------

Net interest margin                                                      4.55%          4.05%       4.37%         4.39%
Impact of student loan discount accretion                               (0.33)        (0.15)       (0.29)       (0.18)
                                                                   -------------- ------------- ------------ ------------
Net interest margin without student loan discount accretion              4.22%          3.90%       4.08%         4.21%


The net interest margin (net of student loan discount accretion) improved markedly in the third quarter of this year, climbing from approximately 4.0% in the each of the first two quarters of this year to 4.2% for the three month period ended September 30, 1999. This increase was due to the strong increase in high-yielding loans during the quarter that was funded by shifting out of low-margin temporary investments, and secondarily related to a rise in interest rates. As Corus is asset sensitive, that is, the Bank has more variable rate assets than variable rate liabilities, the increasing rate environment of 1999 has benefited the Bank's margin.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)

====================================================================================================================================
                                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                            ------------------------------------------------------------------------
                                                                                1999                              1998
====================================================================================================================================
                                                                                         AVERAGE                             AVERAGE
                                                               AVERAGE                    YIELD/     AVERAGE                  YIELD/
(dollars in thousands)                                         BALANCE        INTEREST     COST      BALANCE    INTEREST      COST
====================================================================================================================================
ASSETS
Earning Assets:
   Interest-bearing deposits with banks                     $          -    $        -       -     $    27,000  $     494     7.32%
   Federal funds sold                                             62,108           788     5.07%        93,331      1,309     5.61%
   Taxable securities other than common stocks                   516,077         6,941     5.38%       674,531      9,072     5.38%
   Common stocks (1)                                             184,187         1,564     3.40%       162,496      1,234     3.04%
   Tax-advantaged securities (2)                                   2,043            37     7.20%         3,030         58     7.60%
   Trading account securities                                          -             -        -          8,010        102     5.08%
   Loans, net of unearned discount (2) (3) (4)                 1,655,825        41,004     9.91%     1,485,330     37,324    10.05%
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                                     2,420,241        50,333     8.32%     2,453,728     49,594     8.08%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                   75,391                                59,577
   Allowance for loan losses                                     (35,760)                              (35,246)
   Premises and equipment, net                                    34,224                                33,384
   Other assets, including goodwill                               47,699                                58,641
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                          $  2,541,795                           $ 2,570,084
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                            $    988,687    $   10,800     4.37%   $ 1,007,407  $  11,556     4.59%
   Savings deposits                                              166,643         1,114     2.67%       171,918      1,138     2.65%
   Time deposits                                                 738,450        10,312     5.59%       782,337     11,381     5.82%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                          1,893,779        22,226     4.69%     1,961,662     24,075     4.91%

   Short-term borrowings                                           2,349            30     5.13%         5,134        102     7.96%
   Federal Home Loan Bank advances                                40,000           539     5.39%        40,000        581     5.81%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                       1,936,128        22,796     4.71%     2,006,796     24,758     4.93%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                  226,701                               202,752
   Other liabilities                                              51,008                                65,895
   Shareholders' equity                                          327,958                               294,641
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity             $  2,541,795                           $ 2,570,084
====================================================================================================================================
Interest income/average earning assets                      $  2,420,241    $   50,333     8.32%   $ 2,453,728  $  49,594     8.08%
Interest expense/average interest-bearing liabilities          1,936,128        22,796     4.71%     2,006,796     24,758     4.93%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         $   27,536     3.61%                $  24,835     3.15%
====================================================================================================================================
Net interest margin                                                                        4.55%                              4.05%
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

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)

====================================================================================================================================
                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                              ----------------------------------------------------------------------
                                                                             1999                               1998
====================================================================================================================================
                                                                                         AVERAGE                           AVERAGE
                                                                AVERAGE                   YIELD/     AVERAGE                YIELD/
(Dollars in Thousands)                                          BALANCE      INTEREST      COST      BALANCE     INTEREST    COST
====================================================================================================================================
ASSETS
Earning Assets:
   Interest-bearing deposits with banks                       $     1,333   $      60     6.02%   $    26,999   $   1,297   6.41%
   Federal funds sold                                              48,973       1,800     4.90%        87,219       3,647   5.58%
   Taxable securities other than common stocks                    583,824      22,683     5.18%       426,986      17,713   5.53%
   Common stocks (1)                                              186,230       4,571     3.27%       165,250       3,557   2.87%
   Tax-advantaged securities (2)                                    2,051         110     7.18%         3,441         197   7.63%
   Trading account securities                                       4,305         123     3.82%        27,232       1,052   5.15%
   Loans, net of unearned discount (2) (3) (4)                  1,623,247     118,944     9.77%     1,531,978     113,615   9.89%
------------------------------------------------------------------------------------------------------------------------------------
      Total earning assets                                      2,449,965     148,293     8.07%     2,269,105     141,079   8.29%

Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                    73,478                              59,411
   Allowance for loan losses                                      (35,894)                            (33,212)
   Premises and equipment, net                                     34,167                              32,434
   Other assets, including goodwill                                49,621                              58,787
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                            $ 2,571,336                         $ 2,386,525
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                              $   996,150   $  31,243     4.18%   $ 1,002,371   $  34,645   4.61%
   Savings deposits                                               168,424       3,332     2.64%       175,384       3,463   2.63%
   Time deposits                                                  760,197      31,666     5.55%       614,010      26,306   5.71%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                           1,924,772      66,241     4.59%     1,791,765      64,414   4.79%

   Short-term borrowings                                            6,491         247     5.08%         5,882         310   7.03%
   Federal Home Loan Bank advances                                 40,000       1,553     5.18%        40,000       1,723   5.74%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities                        1,971,263      68,041     4.60%     1,837,647      66,447   4.82%

Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                   219,979                             196,158
   Other liabilities                                               54,923                              58,310
   Shareholders' equity                                           325,171                             294,410
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity              $ 2,571,336                         $ 2,386,525
====================================================================================================================================

Interest income/average earning assets                        $ 2,449,965   $ 148,293     8.07%   $ 2,269,105   $ 141,079   8.29%
Interest expense/average interest-bearing liabilities           1,971,263      68,041     4.60%     1,837,647      66,447   4.82%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         $  80,252     3.47%                 $  74,632   3.47%
====================================================================================================================================

Net interest margin                                                                       4.37%                             4.39%
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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Noninterest Income
------------------

For the three months ended September 30, 1999, noninterest income, excluding security gains/(losses) and gains on disposition of student loans, was up slightly to $3.5 million from $3.4 million for the same three month period in 1998. For the nine months ended September 30, 1999, noninterest income, excluding security gains/(losses) and gains on disposition of student loans, increased by over 18% to $11 million from $9 million for same nine month period in 1998.


Income from "Curing" of Student Loans
-------------------------------------

In past years, nonperforming student loans were purchased at a substantial discount to the face value of the loans. Corus converts a substantial amount of these loans to performing status and reinstates their government guarantees. Corus refers to this process as "curing," and it has represented a significant source of income to Corus over the past several years. As a result of federal regulation, virtually all remaining curable loans lost their eligibility to become cured on June 30, 1999.

For the three and nine months ended September 30, 1999, Corus recognized $3.3 million and $9.6 million, respectively, of curing income, compared to $4.1 million and $9.3 million, respectively, for the same periods for 1998.

At September 30, 1999, Corus had cured approximately $4 million of student loans for which the income from these cures has not yet been recognized in its income statement. Corus anticipates that it will recognize approximately $3 million during the last three months of 1999, yielding total curing income in 1999 of approximately $12 million. The income from these curing operations will drop to approximately $1 million in the year 2000 and be immaterial thereafter.


Income Taxes
------------

The effective income tax rate for the third quarter of 1999 was 33.5% versus 34.1% in 1998. For the nine months ended September 30, 1999 and 1998, the effective income tax rates for both periods were 33.9% and 34.1% respectively. The decline in the effective income tax rates was primarily due to lower goodwill amortization in the 1999 periods.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



FINANCIAL CONDITION

Earning Assets
--------------

The following table details the composition of Corus' earning assets:



                                             September 30, 1999            December 31, 1998            September 30, 1998
(Dollars in thousands)                       Amount      Percent           Amount     Percent           Amount     Percent
                                           -----------------------     -----------------------      -----------------------

Loans:
  Commercial real estate:
       Mortgage                            $  550,527       23%          $  533,253      22%          $  523,990     22%
       Construction                           344,974       15              228,311       9              202,504      8
  Student                                     438,165       19              431,304      17              423,438     18
  Residential first mortgage                  101,487        4              137,683       6              156,459      6
  Home equity                                 145,023        6               85,408       3               96,194      4
  Commercial                                   95,254        4              108,759       4               73,996      3
  Medical finance                              22,112        1               24,821       1               24,128      1
  Consumer                                      1,404        -                2,048       -                2,363      -
                                           -----------------------     -----------------------      -----------------------
Total loans                                 1,698,946       72            1,551,587      62            1,503,072     62
Securities other than common stocks           472,043       20              718,580      29              665,960     28
Common stocks                                 168,950        7              185,698       8              151,749      6
Federal funds sold                              8,850        1                2,000       -               59,000      3
Interest-bearing deposits with banks          -              -               13,000       1               26,999      1
                                      ----------------------------  ---------------------------  --------------------------

Total                                      $2,348,789      100%          $2,470,865     100%          $2,406,780    100%

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Loans

The following table details the composition of Corus' loan portfolio:


                                   September 30, 1999              December 31, 1998                September 30, 1998
(Dollars in thousands)             Amount       Percent           Amount        Percent           Amount        Percent
                              ------------------------------  -----------------------------  -----------------------------
Loans:
  Commercial real estate:
     Mortgage                  $  550,527         32%          $  533,253         34%          $  523,990         35%
     Construction                 344,974         20              228,311         15              202,504         14
  Student                         438,165         26              431,304         28              423,438         28
  Residential first mortgage      101,487          6              137,683          9              156,459         10
  Commercial                       95,254          6              108,759          7               73,996          5
  Home Equity                     145,023          9               85,408          5               96,194          6
  Medical finance & consumer       23,516          1               26,869          2               26,491          2
                              ==============================  =============================  =============================
Total loans                    $1,698,946        100%          $1,551,587        100%          $1,503,072        100%
                              ==============================  =============================  =============================


Commercial Real Estate Loans
The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at September 30, 1999 (in thousands):

    Rental apartments                                          $163,042
    Nursing homes                                               146,204
    Hotel/Motel                                                 192,110
    Retail                                                       66,394
    Industrial                                                   80,415
    Condo/Loft conversion and other residential for sale         84,489
    Office                                                       69,796
    Other                                                        93,051
                                                           ================

    Total                                                      $895,501
                                                           ================

At September 30, 1999, approximately 60% of the outstanding balances of commercial real estate loans were secured by collateral located in the six county Chicago metropolitan area. The largest single concentration of outstanding balances outside this area, 6%, is secured by collateral in Arizona.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Large Commercial Real Estate Loans
The following table details the composition of the "large" loans in Corus' commercial real estate portfolio. For purposes of this analysis, large loan means any loan with a current balance outstanding combined with any unfunded portion totaling $10 million or greater.

All of the below tables are as of September 30, 1999:


                                Total          TOTAL         As % of Total       Average
                             Commercial       "LARGE"         Commercial        Amount Per
(Dollars in thousands)        RE Loans         LOANS           RE Loans       "Large" Loan
                         ---------------------------------------------------------------------
Current Balance              $  895,600      $ 365,100            41%           $ 10,738
Unfunded Commitments            428,328        204,770            48%              6,022
                         ---------------------------------------------------------------------
   Total                     $1,323,928      $ 569,870            43%           $ 16,760
                         =====================================================================

We had 34 separate large loans as of September 30, 1999. Of the large loans
$365 million of current balances, $159 million, or 44%, are construction loans. Virtually all of the unfunded commitments are related to construction loans. Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans.

The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net chargeoffs on Corus' commercial real estate loans have totaled just $326,000 for the last 10 full years (1989 through 1998) and with net recoveries for 1999 year-to-date. This performance translates into an average annual loss rate of only 3/100ths of one percent (0.03%). While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance can not persist forever. The economy has been unusually good for an unusually long period of time. As we have previously indicated, we are not lulled by our relative absence of loan losses over the past ten years.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Securities Other Than Common Stocks

At September 30, 1999 total securities other than common stocks were $472 million, a decrease of $247 million, or 34%, compared with $719 million at December 31, 1998.


Common Stocks

At September 30, 1999, Corus had investments in the common stocks of forty-three financial industry companies totaling $169 million, including unrealized gains of $49 million. These investments are included in the available for sale classification. At September 30, 1999, the holdings by market capitalization were as follows:



                                                   AMOUNT OF HOLDINGS    PERCENTAGE
MARKET CAPITALIZATION  (dollars in thousands)                            OF PORTFOLIO
-----------------------------------------------------------------------------------------
Over $10 billion                                       $ 102,813             61%
Between $5 and $10 billion                                10,495              6
Between $1 and $5 billion                                 33,609             20
Between $500 million and $1 billion                       10,268              6
Under $500 million                                        11,765              7
                                                  ---------------------------------------
Total                                                  $ 168,950            100%
                                                  =======================================


During the three and nine months ended September 30, 1999, Corus received dividends on the stock portfolio of $1.1 million and $3.3 million, respectively, compared to $0.9 million and $2.6 million for the same periods in 1998.

During the three months ended September 30, 1999, Corus realized losses from the sale of certain of its common stocks of $1.3 million. The net loss for the nine months ended September 30, 1999, was also $1.3 million. In comparison, during the three and nine months ended September 30, 1998, Corus realized gains from the sale of certain of its common stocks of $608,000 and $4.5 million, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Nonperforming Assets
--------------------

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.


(thousands)                                        September 30             December 31           September 30
                                                       1999                   1998                    1998
                                                 ------------------     ------------------     ------------------
Nonperforming loans:
  Residential first mortgage                             $8,152                $11,769                $13,394
  Commercial real estate                                  1,618                  2,436                  5,393
  Commercial                                              5,042                      9                      8
  Home equity                                             1,268                  1,415                  2,275
  Student                                                   197                    476                    356
  Medical finance                                           645                  1,102                  1,075
  Consumer                                                   25                    127                    135
                                                 ------------------     ------------------     ------------------
Total nonperforming loans                                16,947                 17,334                 22,636
Other real estate owned                                   3,807                  4,971                  5,370
                                                 ------------------     ------------------     ------------------
Total nonperforming assets                              $20,754                $22,305                $28,006
Nonaccrual loans included in non-performing
loans above                                              $2,528                 $5,307                 $6,899

90 day or  more  past  due  loans  included  in
Nonperforming loans above                               $14,050                $11,528                $14,084

Nonperforming loans/Total loans                            1.00%                  1.12%                  1.51%
Nonperforming assets/Total assets                          0.83%                  0.86%                  1.11%
Allowance for loan losses/
  Nonperforming loans                                    210.27%                206.37%                160.01%



Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At September 30, 1999, other real estate owned was comprised of two commercial real estate properties with aggregate book values of $132,000 and twenty-four residential properties with aggregate book values of $3.7 million. During the third quarter of 1999, Corus sold one commercial real estate property with an aggregate book value of $174,000 for a net gain of $104,000 and fourteen residential properties with an aggregate book values of $1.2 million for a net gain of $27,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the table totaled $18.6, $17.5 and $17.3 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Allowance for Loan Losses
-------------------------

Management believes that the level of the allowance for loan losses was adequate at September 30, 1999. A reconciliation of the activity in the allowance for loan losses is as follows:


                                               Three Months Ended                   Nine Months Ended
                                                  September 30                         September 30
                                       ----------------------------------------------------------------------
(thousands)                                   1999              1998                1999            1998
                                       ----------------------------------------------------------------------

Balance at beginning of period              $35,464           $34,214             $35,773          $30,660
Provision for loan losses                     1,000             3,000               3,000            9,000
Less charge-offs:
   Commercial real estate loans                   -                18                  38               18
   Student loans                                139               436               1,280              553
   Residential first mortgage loans              23               121                 109              284
   Home equity loans                          1,281               930               3,089            4,148
   Commercial loans                               -                 1                  72                2
   Consumer loans                                 3                 2                  67                2
                                       ----------------------------------------------------------------------
Total charge-offs                             1,446             1,508               4,655            5,007
                                       ----------------------------------------------------------------------
Add recoveries:
   Commercial real estate loans                  72                19                 109              125
   Student loans                                 15                 8                 153              107
   Residential first mortgage loans               -                 -                   1                -
   Home equity loans                            451               457               1,127            1,265
   Commercial                                    57                 9                  60                9
   Consumer loans                                21                21                  66               61
                                       ----------------------------------------------------------------------
Total recoveries                                616               514               1,516            1,567
                                       ----------------------------------------------------------------------
Net charge-offs                                (830)             (994)             (3,139)          (3,440)
                                       ----------------------------------------------------------------------

Balance at September 30                     $35,634           $36,220             $35,634          $36,220
                                       ======================================================================

Loans at September 30                    $1,698,946        $1,503,072          $1,698,946       $1,503,072
                                       ======================================================================

Allowance as a percentage of loans             2.10%             2.41%               2.10%            2.41%
                                       ======================================================================


The majority of the student loan chargeoffs were a result of the student loan matter, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Student Loan Lawsuit
--------------------

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5 for further information.

Liabilities
-----------

The following table details the composition of deposit products by type:

                             September 30     December 31     September 30
                                 1999            1998             1998
                            ---------------  --------------  ---------------

  Demand                          10%             10%               9%
  Savings                          8               8                8
  NOW                              4               5                4
  Money Market                    44              42               43
  Certificates of Deposit         34              35               36
                            ---------------  --------------  ---------------

  Total                          100%            100%             100%
                            ===============  ==============  ===============

At September 30, 1999, December 31, 1998 and September 30, 1998, CORUS had retail certificates of deposit obtained from brokers of $344, $403 and $427 million, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Capital
-------

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 10.96% at September 30, 1999, well in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 15.17% and 18.32%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

During the first nine months of 1999, Corus repurchased and retired 431,852 shares at an average price of $31.31 per share. A total of 700,952 shares have been repurchased under the 750,000 common share repurchase program approved by the Board of Directors in 1997. This program provides a means to return some of Corus' excess capital.


YEAR 2000 READINESS DISCLOSURE

State of Readiness

In June of 1997, responsibility for Corus' Year 2000-readiness project was assigned to the Project Management Group that reports directly to a member of the Corus Bank Board of Directors.

Corus' Year 2000 project plan is designed after the Federal Financial Institutions Examination Council (FFIEC) model. Corus' Board of Directors receives formal status reports quarterly updating them on the progress of the project. The project is approximately 99% complete. And, with the exception of an internally developed application that has been tested for year 2000 readiness, all of the mission critical systems have been tested where necessary and placed into production.

The assessment phase took the form of a mass inventory performed to identify information technology systems including information systems, software and equipment. The inventory also identifies non-technology relationships such as environmental systems, business partners and major borrowers. During the assessment phase of Corus' readiness project, approximately 32% of Corus' internal systems were identified as being mission critical. Of these mission critical systems, 98% have been upgraded to a Year 2000 ready status or are not date sensitive. Corus continues to work closely with the vendors and third-party servicers of the remaining 2% (this represents 3 elements) of the mission critical systems to acquire the necessary products and coordinate the necessary actions to make these items Year 2000 capable.

Assessment of Year 2000 risk for commercial lending customers is an ongoing process that relies heavily on interviews between commercial lending officers and customers. These interviews assess the customers' awareness of the potential financial impact of Year 2000 issues on their business and any relevant risk to Corus. This potential Year 2000 risk to the bank, through its lending relationship with each customer, is eventually identified as "high", "medium" or "low". This methodology of risk assessment allows Corus to take appropriate measures to monitor Year 2000 risk for its commercial lending customers.

Internal validation efforts were aided through the use of an outside consulting firm. The consulting firm formulated the test methodology and provided guidance on the testing of individual applications.

Corus relies on third-party providers for the majority of data processing needs. The core data processing systems for both customer information and student lending have been upgraded and are running a version the third parties have certified as Year 2000 ready. Testing of these two systems is complete. The core data processing system that maintains account and customer information for Corus' Trust area has also been upgraded to a Year 2000 ready version. Proxy testing of this system is complete. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service on the same platform. Test results then are shared with all similarly situated clients of the service provider. Testing of the three main data processing systems represents the largest portion of required testing. Validation of the Year 2000 readiness status of mission critical systems is approximately 98% complete. We await final test results for an internally-developed system before placing this system into production.

Costs to Address Year 2000 Issues

Although Corus does not currently expect the costs of Year 2000 readiness to be material, some expenses will be incurred. Corus estimates total costs (which include expenses and investments) associated with the project to be approximately $1.3 million.

The Risks of Year 2000 Issues and Contingency Planning

Information technology and non-information technology elements that expose Corus to Year 2000 risk have been internally classified into three levels of importance. Critical A items are those that would, upon failure, severely limit Corus' ability to participate in the business of banking. Ten items have been deemed to be Critical A. The ten items include various data processing and information systems, the interface between Corus' information systems and the ATM network, the telecommunications system, and the wire transfer system. A specific example of a Critical A item is Corus' core data processing system whose failure would inhibit Corus' ability to process, record, and access customer and account information. The second tier of items that would impact Corus are Critical B items. Some examples of Critical B items are an ATM terminal and a security system. All other elements, such as photocopy machines, are considered non-critical.

The most reasonably likely worst case scenario relating to the Year 2000 issue would involve the failure of the Critical A items. At this stage of the overall readiness project, Corus does not believe that any failure is reasonably likely to occur. Nonetheless, Corus' goal is to be prepared for a worst case scenario. Corus currently has a written Business Recovery Plan in place. Corus has drafted a Year 2000 Corporate Contingency Plan based on the existing Business Recovery Plan to address how to deal with Critical A and Critical B failures caused by Year 2000 events. An alternate power source is in place to power the processing operations if necessary. Department managers have created remediation and business resumption contingency plans for their respective functions that have been incorporated into overall business resumption plan. This plan has been reviewed internally and by a third party consulting group. Corus intends to schedule further reviews during the remainder of 1999.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


FORWARD-LOOKING STATEMENTS

Statements made about Corus' future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward-looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:
- Federal and state legislative and regulatory developments, including the ultimate resolution of the student loan investigation and lawsuit by the U.S. Department of Education;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-    Changes in the level and direction of loan and write-offs;
- Interest rate movements and their impact on customer behavior and Corus' net interest margin;
-    Changes in the overall mix of Corus' loan and deposit products;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- Corus' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
- The impact of the Year 2000 on Corus' data processing vendors, customers and other vendors;
-    Corus' ability to access cost-effective funding;
- The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans;
- The ability of Corus to generate additional fee income from its acquisitions of an investment management business; and economic conditions.

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


There has been no material change from Corus' disclosure in item 7a of its 1998 10-K.

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS.

On April 8, 1999, the Department of Justice filed a civil lawsuit against Corus Bankshares, Inc. and Corus Bank, N.A. in the United States District Court Northern District of Illinois Eastern Division alleging, among other things, that Corus violated the federal False Claims Act by submitting fraudulent insurance claims for defaulted student loans. The government alleges that some insurance claims filed were false because certain of Corus' supporting records were not retained or because certain Corus records do not exactly match the insurance claims submitted or because certain claimed due diligence was not performed. Corus is contesting the lawsuit and has substantial defenses. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements on page 5 for further information.

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

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

This item has been omitted from this Form 10-Q since it is inapplicable or would contain a negative response

ITEM 5: OTHER INFORMATION.

None.

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION



ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
-------------
3a Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form S-8 filing dated May 22, 1998;

3b By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998;

4 Corus Bankshares 1999 Stock Option Plan dated April 28, 1999 (incorporated by reference to Exhibit 4.3 of the Company's Form S-8 Registration Statement (No. 333-77481) filed with the Securities and Exchange Commission on April 30, 1999.

11   Computation of Net Income per Common Share is on Page 27.

27   Financial Data Schedule.

(b) Reports on Form 8-K.
------------------------
None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CORUS BANKSHARES, INC.
                                        (Registrant)



        November 11, 1999          By: /s/ Timothy H. Taylor
                                       ----------------------
                                       Timothy H. Taylor
                                       Executive Vice President and Chief
                                       Financial Officer

                                       (Principal Accounting Officer and
                                       duly authorized Officer of Registrant)

                       EXHIBIT 11 - CORUS BANKSHARES, INC.
                       COMPUTATION OF NET INCOME PER SHARE

                                                        Nine Months Ended
                                                           September 30
(thousands, except per share amounts)                   1999          1998
                                                     ----------   ------------

Denominator for basic earnings per share -
average common shares outstanding                      14,457        14,567
Dilutive common stock options                              59           217
                                                     ----------   ------------
Denominator for diluted earnings per share             14,516        14,784
                                                     ==========   ============

Numerator: Net income attributable to common shares   $32,186       $30,289
                                                     ==========   ============

Net income per share:
  Basic                                                 $2.23         $2.08
  Diluted                                                2.22          2.05