Form 10-K
period 1999-12-31
CORUS BANKSHARES INC
filed 2000-03-29
CIK 51939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-6136

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

     Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 1999 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 17, 2000, for its Annual Meeting of Shareholders to be held on April 26, 2000.

     On February 28, 2000, the Registrant had 14,369,290 common shares outstanding. Of these, 6,848,535 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on February 28, 2000) of approximately $167.8 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

     Corus Bankshares, Inc. ("Corus"), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly-owned banking subsidiary, Corus Bank, N.A.

     The bank has eleven branches in the Chicago metropolitan area and offers general banking services such as checking, savings, money market and time deposit accounts; commercial, mortgage, home equity, student and personal loans; trust and investment management services; safe deposit boxes and a variety of additional services. The bank also provides clearing, depository and credit services to more than 525 currency exchanges in the Chicago area and an additional 20 in Milwaukee, Wisconsin.

     Corus owns an operations subsidiary, Bancorp Operations Company, that comprises an insignificant portion of Corus' total assets and net income. Bancorp Operations Company provides item processing, bookkeeping and other ancillary bank support services to Corus' bank subsidiary. At the close of business on December 31, 1999, Bancorp Operations Company merged with Corus Bank, N.A.

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

EMPLOYEES

     At December 31, 1999, Corus employed a total of 630 full-time equivalent persons, consisting of 146 executives, management and supervisory personnel and 484 clerical and secretarial employees.

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

     The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 2000 will be approximately .02% of deposits.

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

     In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 1999, Corus' Tier 1 capital and total risk-based capital ratios were 15.3% and 17.8%, respectively.

     In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 1999, Corus' leverage ratio was 11.9%.

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

Graham-Leach-Bliley Act of 1999

     The enactment of the Graham-Leach-Bliley Act of 1999 ("the GLB act") repeals sections 20 and 32 of the Banking Act of 1933 ("the Act"), allowing new opportunities to be available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be "well managed", "well capitalized" and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers.

STATISTICAL DATA

     Pages 4 through 11 contain supplemental statistical data. This data should be read in conjunction with Corus' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 1999 Annual Report to Shareholders (1999 Annual Report), incorporated herein by reference in response to Items 7 and 8 hereof.

                     CHANGES IN INTEREST INCOME AND EXPENSE

     The following table shows the changes in fully tax equivalent interest income and expense by major categories of assets and liabilities attributable to changes in volume or rate or both, for the periods indicated:

                                                       YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------
                                                    VOLUME        RATE         TOTAL
                                                    ------        ----         -----
                                                               (THOUSANDS)
Interest Income:
   Interest-earning deposits with banks.........    $(1,764)     $   384      $ (1,380)
   Federal funds sold...........................     (1,528)        (340)       (1,868)
   Taxable securities other than common
      stocks....................................      2,451         (992)        1,459
   Common stocks................................        609          577         1,186
   Tax-advantaged securities....................        (85)         (11)          (96)
   Trading account securities...................       (711)        (218)         (929)
   Loans, net of discount.......................     11,291         (459)       10,832
                                                    -------      -------      --------
      Net Increase (Decrease)...................     10,263       (1,059)        9,204
                                                    -------      -------      --------
Interest Expense:
   NOW and money market deposits................       (466)      (1,538)       (2,004)
   Savings deposits.............................       (178)          --          (178)
   Time deposits................................      4,601       (1,062)        3,539
   Short-term borrowings........................        (26)         (87)         (113)
   Federal Home Loan Bank advances..............         --         (100)         (100)
                                                    -------      -------      --------
      Net Increase (Decrease)...................      3,931       (2,787)        1,144
                                                    -------      -------      --------
Increase in Net Interest Income.................    $ 6,332      $ 1,728      $  8,060
                                                    =======      =======      ========

                                                       YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------
                                                    VOLUME        RATE         TOTAL
                                                    ------        ----         -----
                                                               (THOUSANDS)
Interest Income:
   Interest-earning deposits with banks.........    $   972      $    (2)     $    970
   Federal funds sold...........................       (839)         (49)         (888)
   Taxable securities other than common
      stocks....................................      9,311         (325)        8,986
   Common stocks................................      1,614         (311)        1,303
   Tax-advantaged securities....................       (105)         (12)         (117)
   Trading account securities...................        334          (42)          292
   Loans, net of discount.......................     (4,410)      (2,449)       (6,859)
                                                    -------      -------      --------
      Net Increase (Decrease)...................      6,877       (3,190)        3,687
                                                    -------      -------      --------
Interest Expense:
   NOW and money market deposits................     (1,133)      (1,761)       (2,894)
   Savings deposits.............................       (365)          38          (327)
   Time deposits................................      9,807          341        10,148
   Short-term borrowings........................       (190)         (49)         (239)
   Federal Home Loan Bank advances..............          -          (44)          (44)
                                                    -------      -------      --------
      Net Increase (Decrease)...................      8,119       (1,475)        6,644
                                                    -------      -------      --------
Decrease in Net Interest Income.................    $(1,242)     $(1,714)     $ (2,957)
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

                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

     The carrying value of securities held by Corus were as follows:

                                                        DECEMBER 31
                                              --------------------------------
                                                1999        1998        1997
                                                ----        ----        ----
                                                        (THOUSANDS)
Available-for-sale
   U.S. Government and agencies.............  $124,141    $529,374    $191,236
   Corporate debt securities................    57,851      30,173     161,454
   Common stocks............................   169,927     185,698     158,660
   Other....................................   135,324     152,423      20,513
                                              --------    --------    --------
      Total.................................  $487,243    $897,668    $531,863
                                              ========    ========    ========
Held-to-maturity
   State and municipal......................  $  1,573    $  2,168    $  4,150
   Other....................................     3,814       4,442       5,129
                                              --------    --------    --------
      Total.................................  $  5,387    $  6,610    $  9,279
                                              ========    ========    ========

Maturities of Securities

     The scheduled maturities by security type as of December 31, 1999 were as follows:

                                         FROM        FROM
                                         ONE         FIVE                  NOT DUE AT
                           ONE YEAR    THROUGH      THROUGH      AFTER      A SINGLE
                           OR LESS    FIVE YEARS   TEN YEARS   TEN YEARS    MATURITY     TOTAL
                           --------   ----------   ---------   ---------   ----------    -----
                                                        (THOUSANDS)
U.S. Government and
   agencies..............  $ 99,938    $24,203      $    --    $     --     $     --    $124,141
Corporate debt
   securities............    14,432     43,419           --          --           --      57,851
State and municipal......        75        400          598         500           --       1,573
Common stocks............        --         --           --          --      169,927     169,927
Other....................        --     12,716       11,662     104,812        9,948     139,138
                           --------    -------      -------    --------     --------    --------
         Total...........  $114,445    $80,738      $12,260    $105,312     $179,875    $492,630
                           ========    =======      =======    ========     ========    ========

     The weighted-average yields for each range of maturities of securities at December 31, 1999 were as follows:

                                               FROM        FROM
                                               ONE         FIVE                  NOT DUE AT
                                 ONE YEAR    THROUGH      THROUGH      AFTER      A SINGLE
                                 OR LESS    FIVE YEARS   TEN YEARS   TEN YEARS    MATURITY    TOTAL
                                 --------   ----------   ---------   ---------   ----------   -----
U.S. Government and agencies...    5.14%       5.29%         --%         --%         --%      5.17%
Corporate debt securities......    6.13        5.97          --          --          --       6.01
State and municipal............    9.90        9.77        8.11       10.41          --       9.35
Common stocks..................      --          --          --          --        3.30       3.30
Other..........................      --        5.48        6.03        5.51        7.50       5.63

     Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

                                 LOAN PORTFOLIO

Classification of Loans

     Corus' loans were as follows:

                                                   DECEMBER 31
                          --------------------------------------------------------------
                             1999         1998         1997         1996         1995
                             ----         ----         ----         ----         ----
                                                   (THOUSANDS)
Commercial real
   estate...............  $  916,512   $  761,564   $  711,495   $  655,793   $  582,331
Student.................     443,074      431,304      412,926      402,859      379,129
Residential first
   mortgage.............      92,683      137,683      209,669      286,042      317,787
Home equity.............     135,603       85,408      131,868      188,755      170,793
Commercial..............     117,021      108,759       55,062       61,852       78,469
Consumer................      22,464       26,869       24,955       27,844       30,273
                          ----------   ----------   ----------   ----------   ----------
         Total..........  $1,727,357   $1,551,587   $1,545,975   $1,623,145   $1,558,782
                          ==========   ==========   ==========   ==========   ==========

Maturities of Loans and Sensitivity to Changes in Interest

     The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 1999:

                                                        FROM
                                         ONE YEAR      ONE TO        AFTER
                                         OR LESS     FIVE YEARS    FIVE YEARS     TOTAL
                                         --------    ----------    ----------     -----
                                                           (THOUSANDS)
Commercial real estate.................  $236,552     $528,629      $151,331     $916,512
Commercial.............................    69,100       33,978        13,943      117,021

     Of the loans maturing after one year, $244.1 million have fixed rates. To manage the interest rate exposure of specific, fixed-rate commercial real estate loans and other loans, Corus has entered into interest rate swap agreements. For additional information on such financial instruments, see Note 10 to the Consolidated Financial Statements on pages 29 through 31 of the 1999 Annual Report, incorporated herein by reference in response to Item 8 hereof.

                      RISK ELEMENTS IN THE LOAN PORTFOLIO

Nonaccrual and Past Due Loans

     Nonaccrual loans were as follows:

                                                             DECEMBER 31
                                        ------------------------------------------------------
                                         1999        1998        1997        1996        1995
                                         ----        ----        ----        ----        ----
                                                             (THOUSANDS)
Nonaccrual loans......................  $2,529      $5,307      $8,641      $7,427      $8,536
Nonaccrual loans to total loans.......    0.15%       0.34%       0.56%       0.46%       0.55%

     Interest income that should have been recorded under the original terms of these loans totaled $195,000 for the year ended December 31, 1999. Total interest income recorded for these loans in 1999 was $148,000.

     Loans past due 90 days or more, including nonaccrual loans, were as follows:

                                                           DECEMBER 31
                                   -----------------------------------------------------------
                                    1999         1998         1997         1996         1995
                                    ----         ----         ----         ----         ----
                                                           (THOUSANDS)
Loans past due 90 days or more...  $34,485      $34,877      $41,248      $50,368      $32,714
Less guaranteed student loans....   21,937       17,543       14,077       15,163       13,913
                                   -------      -------      -------      -------      -------
Net loans past due 90 days or
   more..........................  $12,548      $17,334      $27,171      $35,205      $18,801
                                   =======      =======      =======      =======      =======
Net loans past due 90 days or
   more as a percentage of total
   loans.........................     0.73%        1.12%        1.76%        2.17%        1.21%
                                   =======      =======      =======      =======      =======

     Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Potential Problem Loans

     In addition to those loans disclosed under the preceding "Nonaccrual and Past Due Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans that are past maturity more than 45 days, have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. At December 31, 1999, the principal amount of these loans was $7.6 million. This amount generally includes loans that were classified for regulatory purposes.

Analysis of the Allowance for Loan Losses

     The activity in the allowance for loan losses was as follows:

                                                    YEAR ENDED DECEMBER 31
                                      ---------------------------------------------------
                                       1999       1998       1997       1996       1995
                                       ----       ----       ----       ----       ----
                                                          (THOUSANDS)
Balance at beginning of year......    $35,773    $30,660    $32,668    $25,640    $20,157
Provision for loan losses.........         --     10,000     16,000     16,000      5,779
Less charge-offs:
   Commercial real estate loans...         61         18        350        206        284
   Student loans..................      1,365      1,240      9,707      4,605         81
   Residential first mortgage
      loans.......................        109        414        431          1          4
   Home equity loans..............      4,193      5,171      8,454      6,421         28
   Commercial loans...............         84          2         22         92        269
   Consumer loans.................         96          7        131         16        153
                                      -------    -------    -------    -------    -------
      Total charge-offs...........      5,908      6,852     19,095     11,341        819
                                      -------    -------    -------    -------    -------
Add recoveries:
   Commercial real estate loans...        124        166        195      1,026         44
   Student loans..................        174        143         24         80        105
   Residential first mortgage
      loans.......................          1         --          3         --          5
   Home equity loans..............      1,778      1,553        745        375         --
   Commercial loans...............         65          9         19        770         69
   Consumer loans.................         83         94        101        118        300
                                      -------    -------    -------    -------    -------
      Total recoveries............      2,225      1,965      1,087      2,369        523
                                      -------    -------    -------    -------    -------
Net (charge-offs)/recoveries......     (3,683)    (4,887)   (18,008)    (8,972)      (296)
                                      -------    -------    -------    -------    -------
Balance at end of year............    $32,090    $35,773    $30,660    $32,668    $25,640
Net (charge-offs)/recoveries to
   average loans outstanding......     (0.22%)    (0.32%)    (1.15%)    (0.56%)    (0.02%)
                                      =======    =======    =======    =======    =======

Allocation of the Allowance for Loan Losses

     The allocation of the allowance for loan losses was as follows:

                                                          DECEMBER 31
                                  -----------------------------------------------------------
                                   1999         1998         1997         1996         1995
                                   ----         ----         ----         ----         ----
                                                          (THOUSANDS)
Commercial real estate........    $16,417      $12,971      $ 2,814      $ 2,575      $ 2,934
Student.......................      1,374        2,782        2,658        3,608       11,489
Residential first mortgage....        358          459          784        1,034        1,327
Home equity...................     11,777       10,070       16,180       21,460        1,000
Commercial....................        273          269           29           45          445
Consumer......................        120          169          306          643          476
Unallocated...................      1,771        9,053        7,889        3,303        7,969
                                  -------      -------      -------      -------      -------
Total.........................    $32,090      $35,773      $30,660      $32,668      $25,640
                                  =======      =======      =======      =======      =======

     Overall, the allowance at December 31, 1999 declined by $3.7 million versus the prior year. As the provision was $0 for the year, the decline was driven entirely by net charge-offs. On an allocation basis, there were two significant changes during the year. First, the balance allocated to commercial real estate increased by $3.4 million reflecting the continued growth in the commercial real estate portfolio, particularly construction loans (see page 25 in the 1999 Annual Report). Second, the unallocated balance declined by $7.3 million. This unallocated balance is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which may not be captured, or captured completely, by the mechanical application of historical loss ratios and other factors used in determining the allocated inherent reserve. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

Loan Portfolio Composition

     The composition of the loan portfolio was as follows:

                                                                  DECEMBER 31
                                                  --------------------------------------------
                                                  1999      1998      1997      1996      1995
                                                  ----      ----      ----      ----      ----
                                                                  (THOUSANDS)
Commercial real estate........................     53%       49%       46%       40%       38%
Student.......................................     26        28        27        25        24
Residential first mortgage....................      5         9        14        18        20
Home equity...................................      8         7         8        11        11
Commercial....................................      7         5         3         4         5
Consumer......................................      1         2         2         2         2
                                                  ---       ---       ---       ---       ---
Total.........................................    100%      100%      100%      100%      100%
                                                  ===       ===       ===       ===       ===

     For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 51 through 52 of Management's Discussion and Analysis of Financial Statements of the 1999 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

     The scheduled maturities of time deposits in denominations of $100,000 and greater was as follows at December 31, 1999:

                                                          (THOUSANDS)
Maturing within 3 months..............................     $ 51,734
After 3 but within 6 months...........................       78,686
After 6 but within 12 months..........................       71,069
After 12 months.......................................      183,081
                                                           --------
   Total..............................................     $384,570
                                                           ========

                          RETURN ON EQUITY AND ASSETS

     The following table presents certain ratios relating to Corus' equity and assets:

                                                                 DECEMBER 31
                                                          --------------------------
                                                          1999       1998       1997
                                                          ----       ----       ----
Return on average total assets........................     1.6%       1.7%       1.8%
Return on average common shareholders' equity.........    12.5       13.7       14.9
Dividend payout ratio.................................    20.2       19.8       19.5
Average equity to average total assets................    12.9       12.2       11.8

ITEM 2. PROPERTIES

     Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings on which nine of the eleven bank branch locations are located. The other two branch locations are leased from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

     Corus is involved in various legal and regulatory proceedings, many involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources, except possibly for the matter discussed below.

     Since late 1999, Corus has been actively negotiating a settlement of the civil lawsuit filed by the Department of Justice, on April 8, 1999, ("Lawsuit") against Corus Bankshares, Inc. and Corus Bank, N.A. The Lawsuit alleges, among other things, violations of the federal False Claims Act and liability under other common law theories. The negotiations with the Department of Justice and the Department of Education have led to a substantial agreement with the Chicago office of the Department of Justice and the Department of Education on the basic principles of a settlement. The Department of Justice's Washington, D.C. headquarters has raised objections to certain details of the proposed settlement and Corus is presently attempting to negotiate mutually acceptable resolutions to these objections.

     In general terms, the proposed settlement: (1) calls for Corus to pay restitution of $8.4 million, (2) provides Corus the right to submit and receive guarantee payments on the majority of the $15.7 million in student loans it voluntarily withheld from submission for claim payment and that had been charged off in prior years, and (3) provides that the United States will not civilly or criminally prosecute, Corus or any of its officers, directors or employees, except for an Assistant Vice-President in Corus' student loan department who has pled guilty to a one-count criminal misdemeanor.

     While Corus' Agreement with the Department of Justice and Department of Education has not yet been finalized, Corus believes that a settlement of the Lawsuit on terms generally similar to those described above is probable. Corus therefore recorded, in the fourth quarter of 1999, a loss contingency of $8.4 million related to the probable settlement of the Lawsuit.

     In regard to Corus' rights under the proposed settlement to submit previously charged off loans for claim payment, the proposed settlement would set forth various criteria for determining whether a loan is eligible for guarantee payments. Corus estimates that it would be able to submit and receive guarantee payments on between $9 million and $13 million of the $15.7 million of loans previously charged off. Due to various requirements of the student loan program, it is anticipated that recoveries would not be realized until two to three quarters after the proposed settlement has been finalized.

     IT MUST BE STRONGLY CAUTIONED THAT, WHILE CORUS BELIEVES A SETTLEMENT OF THE LAWSUIT ON TERMS GENERALLY SIMILAR TO THOSE DESCRIBED ABOVE IS PROBABLE, A WRITTEN SETTLEMENT HAS NOT YET BEEN EXECUTED BY ALL PARTIES AND, AS SUCH, THERE IS A POSSIBILITY THAT A SETTLEMENT MAY NOT BE REACHED. DUE TO THE ONGOING NEGOTIATIONS, CHANGES IN THE TERMS OF THE SETTLEMENT AGREEMENT MAY OCCUR IN THE FINAL SETTLEMENT AGREEMENT - IF AN AGREEMENT IS IN FACT REACHED. TO THE EXTENT A SETTLEMENT OF THE LAWSUIT CANNOT BE ACHIEVED, THE MATTER WOULD HAVE TO BE RESOLVED THROUGH LITIGATION AND THE COMPANY, ITS EMPLOYEES, OR EX-EMPLOYEES COULD ALSO BE SUED CRIMINALLY.

     By way of background, in 1994 Corus discovered that certain former employees in the student loan servicing area had recorded in Corus' records the making of telephone calls to borrowers whose student loans were delinquent, when in fact some of those calls had not been made. Immediately upon Corus' discovery of the issue, Corus self-reported its findings to the Department of Education. Shortly thereafter, the Department of Education ("DOE") commenced an investigation into Corus' student loan servicing practices. In the course of this investigation, DOE found another problem, in addition to the telephone call problem discovered by Corus. The government found: (1) that certain of Corus' supporting records were not retained, and (2) that certain Corus supporting records, which were retained, do not exactly match the insurance claims submitted.

     As cited above, the Department of Justice filed the Lawsuit against Corus Bankshares, Inc. and Corus Bank, N.A. alleging, among other things, violations of the federal False Claims Act and liability under other common law theories due to Corus' submission of fraudulent insurance claims as a result of the deficiencies noted above. The Department of Justice thinks that there were approximately 2,200 claims with some sort of deficiency. Corus is contesting the Lawsuit and has substantial defenses.

     Shortly after notifying the Department of Education in 1994 of the student loan servicing issue, Corus entered into an interim agreement with the Department of Education pursuant to which it agreed, pending the conclusion of the investigation, not to request payment from any guarantor or the Department on any loans that Corus is unable to state with certainty were not affected by incorrect servicing history documentation. As a result of that agreement, $15.7 million of loans subject to the interim agreement were charged off against the allowance for loan losses between 1996 and 1999. The ultimate collectibility of these loans is uncertain. Corus may have a right to recover some or all of the $15.7 million in student loans it voluntarily withheld from submission for claim payment and has filed a counterclaim to that effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Corus' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 39 of the 1999 Annual Report, incorporated herein by reference in response to Item 8 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     The Company had approximately 3,350 shareholders of record as of February 28, 2000.

DIVIDENDS ON COMMON STOCK

     Quarterly cash dividends per common share for the last two years are included on page 39 of the 1999 Annual Report, incorporated herein by reference in response to Item 8 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.

ITEM 6. SELECTED FINANCIAL DATA

     Refer to page 39 of the 1999 Annual Report, incorporated herein by reference for additional selected financial data.

                                                      DECEMBER 31
                             --------------------------------------------------------------
                                1999         1998         1997         1996         1995
                                ----         ----         ----         ----         ----
                                           (THOUSANDS, EXCEPT PER SHARE DATA)
Interest income............  $  196,580   $  187,525   $  183,932   $  190,950   $  171,114
Interest expense...........      90,449       89,305       82,661       79,611       72,597
                             ----------   ----------   ----------   ----------   ----------
Net interest income........     106,131       98,220      101,271      111,339       98,517
Provision for loan
   losses..................          --       10,000       16,000       16,000        5,779
                             ----------   ----------   ----------   ----------   ----------
Net interest income after
   provision for loan
   losses..................     106,131       88,220       85,271       95,339       92,738
Noninterest income,
   excluding securities
   gains (losses)..........      20,483       20,747       22,032       19,436       15,443
Securities (losses) gains,
   net.....................      (1,535)       4,919        4,881        3,316       (1,332)
Noninterest expense........      63,096       51,889       51,677       50,181       51,650
Income tax expense.........      21,257       21,369       21,136       24,005       19,429
                             ----------   ----------   ----------   ----------   ----------
Net income available to
   common shareholders.....      40,726       40,628       39,371       43,905       35,770
                             ==========   ==========   ==========   ==========   ==========
Net income per share:
   Basic...................  $     2.82   $     2.79   $     2.66   $     2.96   $     2.36
   Diluted.................        2.82         2.75         2.63         2.93         2.35
                             ==========   ==========   ==========   ==========   ==========
Cash dividends declared per
   Common share............  $    0.575   $    0.555   $    0.530   $    0.480   $    0.360
                             ==========   ==========   ==========   ==========   ==========
Assets.....................  $2,388,198   $2,589,415   $2,251,927   $2,218,528   $2,125,092
                             ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 41 through 53 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The information contained under the caption "Market Risk Management" on pages 52 through 53 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Corus, including the notes thereto, and other information on pages 18 through 39 of the 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of Corus is incorporated herein by reference to the descriptions under "Election of Directors" on pages 2 through 5 of the 2000 Proxy Statement. For both those executive officers listed in the Proxy as well as the other executive officers of the Company (Senior Vice President title and greater) not listed in the Proxy, the following is a table providing the executive officer's name, age, position(s) held with the Company and Subsidiaries and the date the officer assumed their present office(s).

EXECUTIVE OFFICERS OF THE REGISTRANT

                              POSITION(S) AND OFFICE(S) HELD WITH         ASSUMED
         NAME           AGE      THE COMPANY AND SUBSIDIARIES        PRESENT OFFICE(S)
         ----           ---   -----------------------------------    -----------------
J.C. Glickman.........  84    Chairman of the Board of the
                              Company                                June 1, 1984
Robert J. Glickman....  53    President and Chief Executive of
                              the Company and Corus Bank, N.A.       June 1, 1984
David H. Johnson,
   III................  45    Executive Vice President of the
                              Company and Corus Bank N.A.            June 10, 1996
Michael G. Stein......  39    Executive Vice President of Corus
                              Bank, N.A.                             February 19, 1996
Tim H. Taylor.........  35    Executive Vice-President and Chief
                              Financial Officer of the Company
                              and Corus Bank, N.A.                   December 1, 1998
Randy P. Curtis.......  41    Senior Vice President of Corus Bank
                              N.A.                                   April 30, 1997
Christopher Glancy....  46    Senior Vice President of Corus
                              Bank, N.A.                             November 15, 1995
Michael W. Jump.......  55    Senior Vice President of Corus
                              Bank, N.A.                             January 1, 1996
Terence W. Keenan.....  54    Senior Vice President of Corus
                              Bank, N.A.                             September 16, 1996
Richard J. Koretz.....  36    Senior Vice President of Corus
                              Bank, N.A.                             November 15, 1995
Phil Mevawala.........  43    Senior Vice President of Corus
                              Bank, N.A.                             May 18, 1998
Joel C. Solomon.......  45    Senior Vice President of Corus
                              Bank, N.A.                             August 29, 1997

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 6 through 15 of the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 5, respectively, of the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management and Others" on page 16 of the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits to Consolidated Financial Statements:

                                  INDEX                               PAGES
                                  -----                               -----
        Consolidated Balance Sheets...............................       18
        Consolidated Statements of Income.........................       19
        Consolidated Statements of Changes in Shareholders'
           Equity.................................................       20
        Consolidated Statements of Cash Flows.....................       21
        Notes to Consolidated Financial Statements................    22-39
        Report of Independent Public Accountants..................       40
        Average Balance Sheet and Net Interest Margin.............       56

     (b) Reports on Form 8-K:

         None.

     (c) Exhibit: See exhibit filed herewith

                                 EXHIBIT INDEX

(3a) Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the form
        S-8 filing May 22, 1998;
(3b) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998;
(10) Commercial Loan Officers Bonus Program is incorporated herein by reference to Form S-8 filing dated May 22, 1998;
(13) The portions of Registrant's 1999 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1999.
(22) The 1999 Stock Option Plan is incorporated herein by reference to Exhibit A to the Schedule 14A filing dated
        March 17, 1999.
(23)    Consent of experts and counsel
(27)    Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/ TIM H. TAYLOR
                                          --------------------------------------
                                                      Tim H. Taylor
                                                Executive Vice President &
                                                 Chief Financial Officer
March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             /s/ JOSEPH C. GLICKMAN                 Chairman of the Board of       March 29, 2000
------------------------------------------------    Directors
               Joseph C. Glickman

             /s/ ROBERT J. GLICKMAN                 President, Chief Executive     March 29, 2000
------------------------------------------------    Officer & Director
               Robert J. Glickman

               /s/ TIM H. TAYLOR                    Executive Vice President &     March 29, 2000
------------------------------------------------    Chief Financial Officer
                 Tim H. Taylor

             /s/ STEVEN D. FIFIELD                  Director                       March 29, 2000
------------------------------------------------
               Steven D. Fifield

                /s/ KARL H. HORN                    Director                       March 29, 2000
------------------------------------------------
                  Karl H. Horn

               /s/ MICHAEL LEVITT                   Director                       March 29, 2000
------------------------------------------------
                 Michael Levitt

             /s/ RODNEY D. LUBEZNIK                 Director                       March 29, 2000
------------------------------------------------
               Rodney D. Lubeznik

                /s/ MICHAEL TANG                    Director                       March 29, 2000
------------------------------------------------
                  Michael Tang

           /s/ WILLIAM H. WENDT, III                Director                       March 29, 2000
------------------------------------------------
             William H. Wendt, III