Form 10-Q
period 2000-03-31
CORUS BANKSHARES INC
filed 2000-05-11
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



As of March 31, 2000, the Registrant had 14,369,290 common shares, $0.05 par value, outstanding.

                             Corus Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 March 31, 2000



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.Financial Statements .............................................   1-7

ITEM 2.Management's Discussion and Analysis of Financial Condition and
       Results of Operations ...........................................   8-18

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk .......   19


                         PART II. -- OTHER INFORMATION

ITEM 1.Legal Proceedings ................................................   20

ITEM 2.Changes in Securities and Use of Proceeds ........................   20

ITEM 3.Defaults Upon Senior Securities ..................................   20

ITEM 4.Submission of Matters to a Vote of Security Holders ..............   20

ITEM 5.Other Information ................................................   20

ITEM 6.Exhibits and Reports on Form 8-K .................................   21

       Signatures .......................................................   22

       Exhibit 11 - Computation of Net Income per Share .................   23

       Exhibit 15 - Report on Unaudited Interim Financial Information ...   24

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                MARCH 31    December 31   March 31
(thousands)                                                       2000         1999          1999
                                                               ----------   ----------   ----------
Assets
      Cash and due from banks - noninterest bearing            $   75,032   $   72,316   $   57,394
      Federal funds sold overnight                                 77,875       45,700        2,300
      Securities:
           Available-for-sale, at fair value                      567,652      487,243      787,293
           (amortized costs of $522,898, $443,541 & $718,485)
           Held-to-maturity, at amortized cost                      5,304        5,387        6,307
           (fair value of $5,364, $5,466 & $6,478)
                                                               ----------   ----------   ----------
          Total Securities                                        572,956      492,630      793,600
      Loans, net of unearned discount                           1,784,790    1,727,357    1,631,612
          Less: Allowance for loan losses                          31,317       32,090       35,258
                                                               ----------   ----------   ----------
          Net Loans                                             1,753,473    1,695,267    1,596,354
      Premises and equipment, net                                  33,334       33,880       33,714
      Accrued interest receivable and other assets                 49,755       39,393       93,439
      Goodwill, net of accumulated amortization                     8,733        9,012        9,939
                                                               ----------   ----------   ----------
Total Assets                                                   $2,571,158   $2,388,198   $2,586,740
                                                               ==========   ==========   ==========

Liabilities & Shareholders' Equity
      Deposits:
          Noninterest-bearing                                  $  206,443   $  198,163   $  199,596
          Interest-bearing                                      1,929,825    1,766,257    1,917,794
                                                               ----------   ----------   ----------
          Total Deposits                                        2,136,268    1,964,420    2,117,390
      Other short-term borrowings                                     174        6,866          969
      Federal Home Loan Bank advances                              40,000       40,000       40,000
      Accrued interest payable and other liabilities               56,721       49,087      103,170
                                                               ----------   ----------   ----------
Total Liabilities                                               2,233,163    2,060,373    2,261,529

Shareholders' Equity
      Common Stock, Surplus & Retained Earnings                   308,906      299,419      280,487
      Accumulated other comprehensive income                       29,089       28,406       44,724
                                                               ----------   ----------   ----------
Total Shareholders' Equity                                        337,995      327,825      325,211
                                                               ----------   ----------   ----------
Total Liabilities and Shareholders' Equity                     $2,571,158   $2,388,198   $2,586,740
                                                               ==========   ==========   ==========

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31
                                                      --------------------
(thousands, except per share data)                      2000        1999
                                                      --------    --------

Interest Income
      Interest and fees on loans:
          Taxable                                     $ 43,263    $ 38,527
          Tax-advantaged                                   172         178
      Deposits with banks                                 --            60
      Federal funds sold                                   878         434
      Securities:
          Taxable                                        5,405       7,554
          Tax-advantaged                                    19          24
          Dividends                                      1,259       1,082
          Trading account                                  122          36
                                                      --------    --------
Total Interest Income                                   51,118      47,895

Interest Expense
      Deposits                                          23,208      21,722
      Federal funds purchased                               41          81
      Short-term borrowing                                  40          17
      Federal Home Loan Bank advances                      611         508
                                                      --------    --------
Total Interest Expense                                  23,900      22,328

Net Interest Income                                     27,218      25,567

Provision for Loan Losses                                 --         1,000
                                                      --------    --------
Net Interest Income after Provision for Loan Losses     27,218      24,567
                                                      --------    --------
Noninterest Income:
      Service charges on deposit accounts                2,472       2,538
      Trust services                                       595         539
      Gain on dispositions of student loans               --         1,580
      Other income                                         519         705
      Trading account losses, net                          (81)        (67)
      Securities and other financial
          instruments losses, net                       (1,502)        (26)
                                                      --------    --------
Total noninterest income                                 2,003       5,269
                                                      --------    --------
Noninterest Expense:
      Salaries and employee benefits                     7,366       8,202
      Net occupancy                                        939       1,038
      Data processing                                      621         651
      Goodwill amortization                                287         441
      Depreciation - Furniture & equipment                 560         589
      Other expenses                                     2,050       3,074
                                                      --------    --------
Total noninterest expense                               11,823      13,995
                                                      --------    --------
Income before income taxes                              17,398      15,841
Income tax expense                                       5,828       5,463
                                                      --------    --------
Net Income                                            $ 11,570    $ 10,378

Net Income per Share:
      Basic                                           $   0.81    $   0.71
      Diluted                                             0.80        0.71

Cash Dividends Declared Per Common Share              $  0.145    $  0.140

Average Common Shares Outstanding
      Basic                                             14,369      14,522
      Diluted                                           14,389      14,692

See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31
                                                                ----------------------
(thousands)                                                       2000          1999
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $  11,570    $  10,378
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                        --          1,000
    Depreciation and amortization                                     847          809
    Accretion of investment and loan discounts                     (1,584)      (6,086)
    Goodwill amortization                                             287          441
    Gain on dispositions of student loans                            --         (1,580)
    Securities and other financial instruments losses/(gains)       1,502       (1,538)
   Increase in accrued interest receivable and other assets        (8,556)     (53,980)
   Increase in accrued interest payable and other liabilities       7,266       51,753
                                                                ---------    ---------
          Net cash provided by operating activities                11,332        1,197

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities held-to-maturity                85          303
Proceeds from maturities of available-for-sale securities          86,329      308,553
Proceeds from sales of available-for-sale securities                2,731       12,186
Purchases of available-for-sale securities                       (168,637)    (203,814)
Maturities of interest-bearing deposits with banks                   --         13,000
Purchases of loans                                                   (256)     (86,818)
Net (increase) decrease in loans                                  (59,457)       6,529
Purchases of premises and equipment, net                             (301)        (418)
Purchases of businesses                                                (8)        (358)
                                                                ---------    ---------
          Net cash (used in) provided by investing activities    (139,514)      49,163

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase(decrease) in deposit accounts                            171,848      (37,288)
Decrease in short-term borrowings                                  (6,692)     (23,964)
Retirements of common shares                                         --         (1,428)
Cash dividends paid on common shares                               (2,083)      (2,037)
                                                                ---------    ---------
          Net cash provided by (used in) financing activities     163,073      (64,717)
                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents               34,891      (14,357)
Cash and cash equivalents at January 1                            118,016       74,051
                                                                ---------    ---------

Cash and cash equivalents at March 31                           $ 152,907    $  59,694
                                                                =========    =========

See accompanying notes

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                                    Common                  Retained   Comprehensive
(thousands, except per share data)                   Stock      Surplus     Earnings      Income        Total
                                                    --------    --------    --------   -------------  --------

Balance at December 31, 1999                        $    718    $ 10,859    $287,842     $ 28,406    $327,825

Net income                                                                    11,570                   11,570
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                     683         683
                                                                                                     --------
Comprehensive income                                                                                   12,253
                                                                                                     --------

Cash dividends declared on common stock,
  $0.145 per common share                                                     (2,083)                  (2,083)
                                                    --------    --------    --------     --------    --------

Balance at March 31, 2000                           $    718    $ 10,859    $297,329     $ 29,089    $337,995
                                                    ========    ========    ========     ========    ========





                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                                    Common                  Retained  Comprehensive
(thousands, except per share data)                   Stock       Surplus    Earnings     Income        Total
                                                   ---------   ---------   ---------  -------------  ---------
Balance at December 31, 1998                       $     727   $   4,065   $ 268,777    $  44,561    $ 318,130

Net income                                                                    10,378                    10,378
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                     163          163
                                                                                                     ---------
Comprehensive income                                                                                    10,541
                                                                                                     ---------

Retirement of common shares                               (2)        (12)     (1,413)                   (1,427)

Cash dividends declared on common stock,
  $0.140 per common share                                                     (2,033)                   (2,033)
                                                   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 1999                          $     725   $   4,053   $ 275,709    $  44,724    $ 325,211
                                                   =========   =========   =========    =========    =========

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets and Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 1999 included in Corus' Annual Report and Form 10-K for the year ended December 31, 1999. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made in the 1999 financial statements to conform to current accounting classifications.

2.   Student Loan Lawsuit

     On April 7, 2000, Corus settled a lawsuit filed by the Department of Justice in early 1999 against Corus Bank, N.A. and Corus Bankshares, Inc. The lawsuit culminated an investigation that began in 1994 when Corus self-reported certain errors in its student loan department.

     In general terms, the settlement: 1) calls for Corus to pay $7.8 million,
     2) provides Corus the right to submit and receive guarantee payments on the majority of the $15.7 million in student loans it voluntarily withheld from submission for claim payment and that were charged off in prior years, and
     3) provides that the United States will not civilly or criminally prosecute, Corus or any of its officers, directors or employees, except for an Assistant Vice-President in Corus' student loan department who has pled guilty to a one-count criminal misdemeanor.

     In regard to Corus' rights under the proposed settlement to submit previously charged off loans for claim payment, the settlement sets forth various criteria for determining whether a loan is eligible for guarantee payments. Corus estimates that it will be able to submit and receive guarantee payments on between $9 million and $13 million of the $15.7 million of loans previously charged off. It is anticipated that the recoveries will occur primarily in 2000, with the remainder of the recoveries in 2001.

     As of December 31, 1999, Corus had estimated the settlement amount at $8.4 million and recorded an accrual for that amount. With the actual settlement amount now known, an income adjustment of $600,000 was recorded and is reflected in the Other Expenses category of Noninterest Expense.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   New Accounting Standards

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



4.   Segment Reporting

     In 1998, Corus adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". For purposes of this statement, Management has determined that Corus Bankshares and Corus Bank are primary operating segments within Corus. Corus Bank derives a significant portion of its total revenues from interest income offering commercial, mortgage, home equity, student and personal loans. It also provides general banking services such as checking, savings, money market and time deposit accounts; trust and investment management and a variety of other services. Corus Bank is a wholly owned subsidiary of Corus Bankshares.

     Transactions between the reportable segments are recorded on the reportable segments' financial statements and significant inter-segment accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

     On the following page is a summary of significant segment information as required by SFAS No. 131:

CORUS BANKSHARES, INC.
SIGNIFICANT SEGMENT INFORMATION
FOR THE THREE MONTHS ENDED MARCH 31, 2000


                               Corus        Corus    Inter-segment Consolidated
                             Bankshares     Bank     Eliminations
                             ---------    ---------  ------------- ------------
(in thousands)
Income Statement Data
Total Revenues (1)           $  11,515   $   29,271    $ (11,565)  $   29,221
Net Income                      11,570       11,565      (11,565)      11,570

Average Balance Sheet Data
Total Assets                   347,021    2,314,203     (186,645)   2,474,579
Shareholders' equity           324,799      173,978     (173,978)     324,799

Financial Highlights
Return on Equity (ROE)           14.25%       26.74%
Return on Assets (ROA)            1.87%        2.01%
Efficiency Ratio (2)             38.67%       39.78%





CORUS BANKSHARES, INC.
SIGNIFICANT SEGMENT INFORMATION
FOR THE THREE MONTHS ENDED MARCH 31, 1999


                               Corus        Corus    Inter-segment Consolidated
                             Bankshares     Bank     Eliminations
                             ---------    ---------  ------------- ------------

(in thousands)
Income Statement Data
Total Revenues (1)           $  10,899   $   29,674     $ (9,737)  $   30,836
Net Income                      10,378        9,737       (9,737)      10,378

Average Balance Sheet Data
Total Assets                   348,066    2,397,561     (164,290)   2,581,337
Shareholders' equity           319,216      159,124     (159,124)     319,216

Financial Highlights
Return on Equity (ROE)           13.00%       24.82%
Return on Assets (ROA)            1.61%        1.65%
Efficiency Ratio                 43.10%       44.36%




(1) Total revenues for Corus Bankshares include dividends received from Corus Bank totaling $10.0 million in 2000 and equity in undistributed net income of subsidiaries totaling $1.6 and $9.7 million in 2000 and 1999, respectively.

(2) Excludes impact of $600,000 partial reversal of student loan lawsuit accrual

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


     OPERATING RESULTS

     For the three months ended March 31, 2000, net income was $11.6 million, or $0.80 per share on a diluted basis, an increase of 11.5% from net income of $10.4 million, or $0.71 per share on a diluted basis, in 1999.

     Earnings for the first quarter of 2000 represented annualized returns of 14.3% on equity (ROE) and 1.9% on assets (ROA) compared to 13.0% and 1.6% for the same period in 1999.

     Net Interest Income

     The major source of earnings for Corus is net interest income. Net interest income is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income as a percentage of the average earning assets during the period.

     During the three months ended March 31, 2000, Corus recognized $259,000 of interest income from the accretion of acquisition discount related to several groups of purchased, previously nonperforming student loan pools, compared to $1.3 million for the same period in 1999.

     The following table represents the impact of the student loan discount accretion on the net interest margin for the three months ended March 31, 2000 and March 31, 1999:

                                                                    Three Months Ended
                                                                        March 31
                                                                     2000      1999
                                                                    ------------------
     Net interest margin                                              4.76%      4.25%
     Impact of student loan discount accretion                       (0.04)     (0.21)
                                                                    ------     ------
     Net interest margin without student loan discount accretion      4.72%      4.04%

     The net interest margin, net of student loan discount accretion, improved by 68 basis points versus the prior year driven by a combination of two factors. First, Corus continued to shift assets from lower margin temporary investments to higher yielding loans, highlighted by an increase in the bank's loan-to-deposit ratio to 84% versus 75% in the prior year. Second, Corus has more variable rate assets than variable rate liabilities, which allowed the company to benefit from the increase in interest rates year over year.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31
                                                       ----------------------------------------------------------------------------
                                                                          2000                                   1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      AVERAGE                             AVERAGE
                                                         AVERAGE                      YIELD/      AVERAGE                  YIELD/
(Dollars in Thousands)                                   BALANCE         INTEREST      COST       BALANCE      INTEREST    COST
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning Assets:
   Interest-bearing deposits with banks                $      --      $      --       0.00%   $     4,044    $        60   5.93%
   Federal funds sold                                       61,413            878     5.72%        37,486            434   4.63%
   Taxable securities other than common stocks             360,727          5,405     5.99%       592,485          7,553   5.10%
   Common stocks (1)                                       159,963          1,734     4.34%       184,992          1,490   3.22%
   Tax-advantaged securities (2)                             1,241             29     9.35%         2,062             37   7.18%
   Trading account securities                                7,459            122     6.54%         3,260             37   4.54%
   Loans, net of unearned discount (2) (3) (4)           1,743,647         43,528     9.99%     1,630,205         38,802   9.52%
---------------------------------------------------------------------------------         -----------------------------------------
      Total earning assets                               2,334,450         51,696     8.86%     2,454,534         48,413   7.89%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing             90,597                                76,343
   Allowance for loan losses                               (31,908)                               (36,248)
   Premises and equipment, net                              33,691                                 34,119
   Other assets, including goodwill                         47,749                                 52,589
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $ 2,474,579                            $ 2,581,337
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                       $ 1,011,769    $    12,747     5.04%   $ 1,009,543    $    10,253   4.06%
   Savings deposits                                        158,221          1,035     2.62%       169,388          1,103   2.60%
   Time deposits                                           663,356          9,427     5.68%       749,144         10,367   5.54%
---------------------------------------------------------------------------------         -----------------------------------------
      Total interest-bearing deposits                    1,833,346         23,209     5.06%     1,928,075         21,723   4.51%
   Short-term borrowings                                     5,571             81     5.82%         7,984             98   4.91%
   Federal Home Loan Bank advances                          40,000            611     6.11%        40,000            508   5.08%
---------------------------------------------------------------------------------         -----------------------------------------
      Total interest-bearing liabilities                 1,878,917         23,901     5.09%     1,976,059         22,329   4.52%
Noninterest-bearing liabilities and
shareholders' equity:
   Noninterest-bearing deposits                            219,807                                214,416
   Other liabilities                                        51,056                                 71,646
   Shareholders' equity                                    324,799                                319,216
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity        $ 2,474,579                            $ 2,581,337
-----------------------------------------------------------------------------------------------------------------------------------

Interest income/average earning assets                 $ 2,334,450    $    51,696     8.86%   $ 2,454,534    $    48,413   7.89%
Interest expense/average interest-bearing liabilities    1,878,917         23,901     5.09%     1,976,059         22,329   4.52%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                   $    27,795     3.77%                  $    26,084   3.37%
-----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                                                   4.76%                                4.25%
-----------------------------------------------------------------------------------------------------------------------------------

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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



Noninterest Income

For the three months ended March 31, 2000, noninterest income was $2.0 million, a decrease of $3.3 million compared to 1999. Once again this decline was driven almost entirely by two items, the change in noninterest curing income and the impact of losses attributable to the sale of a security.

Curing income relates to nonperforming student loans purchased at a substantial discount to face value. Corus' practice of converting these loans to performing status and reinstating their government guarantees is referred to as "curing," and has represented a significant source of income to Corus over the past several years. As a result of federal regulation, virtually all remaining curable loans lost their eligibility to become cured on June 30, 1999 leaving minimal curing income for 2000 and beyond. Curing income for the first three months of 2000 was approximately $1.6 million lower than in 1999.

In March, Corus incurred a loss of $1.5 million from the sale of a portion of the bank stock portfolio (see Common Stock Portfolio section below). Proceeds from the sale were immediately reinvested in other bank stocks which management believed had superior relative value.

Excluding the impact of the change in curing income and the loss on sale of stock, noninterest income was essentially flat versus the prior year.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

                                           MARCH 31, 2000             December 31, 1999          March 31, 1999
(Dollars in thousands)                  AMOUNT        PERCENT       Amount       Percent      Amount       Percent
                                      -----------------------    -------------------------  ------------------------
Loans:
  Commercial real estate:
       Mortgage                       $  560,875           23%   $  537,603           24%   $  544,187           22%
       Construction                      427,884           17       378,909           17       233,297           10
  Student                                459,364           19       443,074           19       440,135           18
  Residential first mortgage              86,316            4        92,683            4       126,412            5
  Commercial                              98,431            4       117,021            5        97,719            4
  Home equity                            130,457            5       135,603            6       163,374            7
  Medical finance                         20,304            1        21,201            1        24,713            1
  Consumer                                 1,159         --           1,263         --           1,775         --
                                      ----------   ----------    ----------   ----------    ----------   ----------
Total loans                            1,784,790           73     1,727,357           76     1,631,612           67
Securities other than common stocks      403,305           17       322,703           14       608,062           25
Common stocks                            169,651            7       169,927            8       185,538            8
Federal funds sold                        77,875            3        45,700            2         2,300         --
                                      ----------   ----------    ----------   ----------    ----------   ----------

Total                                 $2,435,621          100%   $2,265,687          100%   $2,427,512          100%
                                      ==========   ==========    ==========   ==========    ==========   ==========

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Loans

The following table details the composition of Corus' loan portfolio:

                                                MARCH 31, 2000               December 31, 1999                March 31, 1999
(Dollars in thousands)                      AMOUNT         PERCENT          Amount        Percent          Amount        Percent
                                       ------------------------------  -----------------------------  -----------------------------
Loans:
  Commercial real estate:
     Mortgage                                  $ 560,875       31%             $ 537,603       31%            $ 544,187       33%
     Construction                                427,884       24                378,909       22               233,297       14
  Student                                        459,364       26                443,074       26               440,135       27
  Residential first mortgage                      86,316        5                 92,683        5               126,412        8
  Commercial                                      98,431        6                117,021        7                97,719        6
  Home Equity                                    130,457        7                135,603        8               163,374       10
  Medical finance & consumer                      21,463        1                 22,464        1                26,488        2
                                       ------------------------------  -----------------------------  -----------------------------
Total loans                                   $1,784,790      100%            $1,727,357      100%           $1,631,612      100%
                                       ==============================  =============================  =============================


Commercial Real Estate Loans
The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at March 31, 2000 (in thousands):

Rental apartments                                      $152,793
Nursing homes                                           145,198
Hotel/Motel                                             239,070
Retail                                                   57,453
Industrial                                               72,443
Condo/Loft conversion and other residential for sale    104,179
Office                                                  102,185
Other                                                   115,438
                                                       --------

Total                                                  $988,759
                                                       ========

At March 31, 2000, approximately 60% of the outstanding balances of commercial real estate loans were secured by collateral located in the six county Chicago metropolitan area. The largest single concentration of outstanding balances outside this area, 8%, is secured by collateral in California.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Large Commercial Real Estate Loans

For purposes of this analysis, "large" loan means any loan with a current balance outstanding combined with any unfunded portion totaling $10 million or greater. Corus had thirty-eight separate "large" loans as of March 31, 2000.

The following table details the composition of the "large" loans in Corus' commercial real estate portfolio:

AS OF MARCH 31, 2000                        TOTAL "LARGE" REAL ESTATE LOANS
                          TOTAL     -----------------------------------------------
                        COMMERCIAL              AS A % OF TOTAL
(Dollars in thousands)   RE LOANS     AMOUNT   COMMERCIAL RE LOANS  AVERAGE BALANCE
                       ------------------------------------------------------------
Current Balance        $  988,759   $  474,665         48%           $   12,491
Unfunded Commitments      398,010      272,431         68%                7,169
                       -----------------------                       --------------
   Total               $1,386,769   $  747,096         54%           $   19,660
                       ============================================================

The following table shows what portion of the large loans related to construction lending:

                                               TOTAL "LARGE" CONSTRUCTION LOANS
                                          ------------------------------------------
                          TOTAL "LARGE"                  AS A % OF TOTAL "LARGE"
(Dollars in thousands)  REAL ESTATE LOANS      AMOUNT       REAL ESTATE LOANS
                        ------------------------------------------------------------
Current Balance               $474,665         $259,807                55%
Unfunded Commitments           272,431          266,490                98%
                        ---------------------------------
   Total                      $747,096         $526,297                70%
                        ============================================================

Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans.

The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $246,000 from 1989 through March 31, 2000. For the quarter ending March 31, 2000, Corus had net recoveries of $18,000. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist forever.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Securities Other Than Common Stocks

At March 31, 2000 total securities other than common stocks were $403 million, an increase of $80 million, or 25%, compared with $323 million at December 31, 1999.


Common Stocks

At March 31, 2000, Corus had investments in the common stocks of forty-one financial industry companies totaling $170 million, including unrealized gains of $51 million. These investments are included in the available-for-sale classification. At March 31, 2000, the holdings by market capitalization were as follows:

                                          AMOUNT OF HOLDINGS     PERCENTAGE OF
MARKET CAPITALIZATION  (dollars in thousands)                      PORTFOLIO
-------------------------------------------------------------------------------

Over $10 billion                                 $113,932               67%
Between $5 and $10 billion                         10,583                6
Between $1 and $5 billion                          26,940               16
Between $500 million and $1 billion                 4,469                3
Under $500 million                                 13,727                8
                                                 ------------------------------
Total                                            $169,651              100%
                                                 ==============================

During the three months ended March 31, 2000, Corus received dividends on the stock portfolio of $1.3 million compared to $1.1 million during the same period in 1999.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Nonperforming Assets

The following table presents a summary of nonperforming assets' book value. Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest.

-------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
-------------------------------------------------------------------------------

                                             MARCH 31   December 31  March 31
(thousands)                                    2000         1999       1999
------------------------------------     ---------------------------------------
Nonperforming loans:
  Residential first mortgage                 $ 4,783      $ 6,790    $ 9,627
  Commercial real estate                       1,754        1,852      1,494
  Commercial                                     329        2,443       --
  Home equity                                    836          766      1,168
  Student                                        228          222        318
  Medical finance                                460          421      1,099
  Consumer                                         1           54          4
                                         ---------------------------------------
Total nonperforming loans                      8,391       12,548     13,710
Other real estate owned                        2,900        2,071      5,326
                                         ---------------------------------------
Total nonperforming assets                   $11,291      $14,619    $19,036
                                         =======================================

Nonaccrual loans included in
  nonperforming loans above                  $ 2,290      $ 2,529    $ 4,679

90 days or more past due loans included in
  nonperforming loans above                  $ 5,775      $ 9,686    $ 8,512

Nonperforming loans/Total loans                 0.47%        0.73%      0.84%
Nonperforming assets/Total assets               0.44%        0.61%      0.74%

Overall, nonperforming assets have decreased by over 40% versus the prior year. The declines are evident across nearly all categories.

Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At March 31, 2000, other real estate owned was comprised of three commercial real estate properties with aggregate book values of $550,000 and fifteen residential properties with aggregate book values of $2.3 million. During the first quarter of 2000, Corus sold eight residential properties with aggregate book values of $951,000 for a net gain of $71,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $22.6, $21.9 and $14.5 million at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at March 31, 2000. A reconciliation of the activity in the allowance for loan losses is as follows:

                                          Three Months Ended
                                               March 31
                                      ---------------------------
(thousands)                               2000           1999
                                      ---------------------------

Balance at beginning of period        $    32,090     $    35,773
Provision for loan losses                    --             1,000
Less charge-offs:
   Commercial real estate loans              --                38
   Student loans                               74             703
   Residential first mortgage loans          --                83
   Home equity loans                        1,172             993
   Commercial loans                           116              50
   Consumer loans                              14              62
                                      ---------------------------
Total charge-offs                           1,376           1,929
                                      ---------------------------
Add recoveries:
   Commercial real estate loans                18              13
   Student loans                               22              47
   Residential first mortgage loans          --                 1
   Home equity loans                          540             339
   Commercial loans                            11               2
   Consumer loans                              12              12
                                      ---------------------------
Total recoveries                              603             414
                                      ---------------------------
Net charge-offs                              (773)         (1,515)
                                      ---------------------------

Balance at March 31                   $    31,317     $    35,258
                                      ===========================

Loans at March 31                     $ 1,784,790     $ 1,631,612
                                      ===========================

Allowance as a percentage of loans           1.75%           2.16%
                                      ===========================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Student Loan Lawsuit

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

Liabilities

The following table details the composition of deposit products by type:

                       MARCH 31    December 31   March 31
                         2000         1999         1999
                       --------    -----------   --------
Demand                     10%          10%         10%
Savings                     7            8           8
NOW                         5            5           4
Money Market               46           45          43
Certificates of Deposit    32           32          35
                          ---          ---         ---

Total                     100%         100%        100%
                          ===          ===         ===

At March 31, 2000, December 31, 1999 and March 31, 1999, Corus had retail certificates of deposit obtained from brokers of $312, $272 and $368 million, respectively.



Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 12.14% at March 31, 2000, well in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 15.47% and 17.91%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.


Year 2000 Disclosure

As of March 31, 2000, Corus has not experienced significant Year 2000 related disruptions from either third party or internally developed systems. Corus believes that the preparation efforts put forth locally and globally prevented critical failures in the industry as a whole. Corus continues to closely monitor systems and vendors throughout 2000 for Y2K-related occurrences. Several benefits have been realized due to Year 2000 preparations including documented and tested business recovery plans, thorough system inventories and a detailed understanding of system interfaces. Corus does not consider the overall financial impact of the Year 2000 project, at the latest estimated cost of $1.3 million, to be material.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "target," "forecasts" or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

-    Federal and state legislative and regulatory developments;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-    Changes in the level and direction of loans and write-offs;
- Interest rate movements and their impact on customer behavior and Corus' net interest margin;
-    Changes in the overall mix of Corus' loan and deposit products;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- Corus' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
-    Corus' ability to access cost-effective funding;
- The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans; and
- The ability of Corus to generate additional fee income from its acquisitions of an investment management business.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


There has been no material change from Corus' disclosure in item 7a of its 1999 10-K.

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS.

Refer to Note 2 of the Notes to Consolidated Condensed Financial Statements.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

11   Computation of Net Income per Common Share.

15   Report on unaudited interim financial information.

27   Financial Data Schedule.

(b)  Reports on Form 8-K.
None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CORUS BANKSHARES, INC.
                                          (Registrant)



        May 11, 2000                  By: /s/ Timothy H. Taylor
                                          ---------------------
                                              Timothy H. Taylor
                                          Executive Vice President and
                                          Chief Financial Officer

                                          (Principal Accounting Officer
                                          and duly authorized Officer
                                          of Registrant)