Form 10-Q
period 2000-06-30
CORUS BANKSHARES INC
filed 2000-08-10
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



As of June 30, 2000, the Registrant had 14,305,440 common shares, $0.05 par value, outstanding.

                             Corus Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                                  June 30, 2000



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.Financial Statements .............................................    1-6

ITEM 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................   7-18

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk .......     19


                          PART II. -- OTHER INFORMATION

ITEM 1.Legal Proceedings ................................................     20

ITEM 2.Changes in Securities and Use of Proceeds ........................     20

ITEM 3.Defaults Upon Senior Securities ..................................     20

ITEM 4.Submission of Matters to a Vote of Security Holders ..............     20

ITEM 5.Other Information ................................................     20

ITEM 6.Exhibits and Reports on Form 8-K .................................     21

       Signatures .......................................................     22

       Exhibit 11 - Computation of Net Income per Share .................     23

       Exhibit 15 - Report on Unaudited Interim Financial Information ...     24

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 JUNE 30    December 31    June 30
(Dollars in thousands)                                            2000         1999         1999
                                                               ----------   ----------   ----------
Assets
      Cash and due from banks - noninterest bearing            $   80,442   $   72,316   $   65,209
      Federal funds sold overnight                                   --         45,700       36,750
      Securities:
          Available-for-sale, at fair value
          (amortized costs of $500,112, $443,541 & $721,117)      531,008      487,243      793,891
          Held-to-maturity, at amortized cost
          (fair value of $6,538, $5,466 & $6,290)                   6,479        5,387        6,157
                                                               ----------   ----------   ----------
          Total Securities                                        537,487      492,630      800,048
      Loans, net of unearned discount                           1,841,218    1,727,357    1,587,745
          Less: Allowance for loan losses                          32,129       32,090       35,464
                                                               ----------   ----------   ----------
          Net Loans                                             1,809,089    1,695,267    1,552,281
      Premises and equipment, net                                  32,717       33,880       34,345
      Accrued interest receivable and other assets                 50,142       39,393       36,822
      Goodwill, net of accumulated amortization                     8,453        9,012        9,606
                                                               ----------   ----------   ----------
Total Assets                                                   $2,518,330   $2,388,198   $2,535,061
                                                               ==========   ==========   ==========

Liabilities & Shareholders' Equity
      Deposits:
          Noninterest-bearing                                  $  207,814   $  198,163   $  208,089
          Interest-bearing                                      1,831,057    1,766,257    1,896,970
                                                               ----------   ----------   ----------
          Total Deposits                                        2,038,871    1,964,420    2,105,059
      Other short-term borrowings                                  51,897        6,866        5,635
      Federal Home Loan Bank advances                              40,000       40,000       40,000
      Accrued interest payable and other liabilities               43,911       49,087       49,920
                                                               ----------   ----------   ----------
Total Liabilities                                               2,174,679    2,060,373    2,200,614

Shareholders' Equity
      Common Stock, Surplus & Retained Earnings                   323,570      299,419      287,144
      Accumulated other comprehensive income                       20,081       28,406       47,303
                                                               ----------   ----------   ----------
Total Shareholders' Equity                                        343,651      327,825      334,447
                                                               ----------   ----------   ----------
Total Liabilities and Shareholders' Equity                     $2,518,330   $2,388,198   $2,535,061
                                                               ==========   ==========   ==========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                                June 30                  June 30
                                                       ---------------------    ----------------------
(Dollars in thousands, except per share data)            2000         1999         2000          1999
                                                      ---------     --------    ---------    ---------
 Interest Income
      Interest and fees on loans:
          Taxable                                     $  46,465    $  38,871    $  89,730    $  77,398
          Tax-advantaged                                    176          174          347          353
      Deposits with banks                                  --             22         --             81
      Federal funds sold                                    394          579        1,271        1,013
      Securities:
          Taxable                                         7,129        8,185       12,534       15,734
          Tax-advantaged                                     18           24           38           48
          Dividends                                       1,263        1,106        2,522        2,192
          Trading account                                  --             86          122          123
                                                      ---------     --------    ---------    ---------
Total Interest Income                                    55,445       49,047      106,564       96,942
Interest Expense
      Deposits                                           25,046       22,292       48,254       44,014
      Federal funds purchased                               192           88          233          170
      Short-term borrowing                                   42           30           82           46
      Federal Home Loan Bank advances                       632          506        1,243        1,014
                                                      ---------     --------    ---------    ---------
Total Interest Expense                                   25,912       22,916       49,812       45,244
Net Interest Income                                      29,533       26,131       56,752       51,698
Provision for Loan Losses                                  --          1,000         --          2,000
                                                      ---------     --------    ---------    ---------
Net Interest Income after Provision for Loan Losses      29,533       25,131       56,752       49,698
Noninterest Income:
      Service charges on deposit accounts                 2,399        2,511        4,871        5,050
      Trust and investment management services              519          486        1,113        1,025
      Gain on dispositions of student loans                --          1,476         --          3,055
      Other income                                          671          581        1,189        1,285
      Trading account losses, net                           (73)        (166)        (154)        (233)
      Securities and other financial
          instruments gains, net                          7,537           37        6,035           12
                                                      ---------     --------    ---------    ---------
Total noninterest income                                 11,053        4,925       13,054       10,194
Noninterest Expense:
      Salaries and employee benefits                      7,576        7,702       14,941       15,904
      Net occupancy                                       1,036        1,015        1,975        2,053
      Data processing                                       605          701        1,226        1,352
      Goodwill amortization                                 287          338          574          779
      Depreciation - Furniture & equipment                  562          626        1,122        1,215
      Other expenses                                      2,563        3,243        4,614        6,317
                                                      ---------     --------    ---------    ---------
Total noninterest expense                                12,629       13,625       24,452       27,620
                                                      ---------     --------    ---------    ---------
Income before income taxes                               27,957       16,431       45,354       32,272
Income tax expense                                        9,549        5,543       15,376       11,006
                                                      ---------     --------    ---------    ---------
Net Income                                            $  18,408    $  10,888    $  29,978    $  21,266
Net Income per Share:
      Basic                                           $    1.28    $    0.75    $    2.09    $    1.47
      Diluted                                         $    1.28    $    0.74    $    2.09    $    1.45

Cash Dividends Declared Per Common Share              $   0.150    $   0.145    $   0.295    $   0.285

Average Common Shares Outstanding
      Basic                                              14,347       14,461       14,358       14,491
      Diluted                                            14,363       14,623       14,373       14,657

See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30
                                                                           ----------------------
(Dollars in thousands)                                                        2000        1999
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $  29,978    $  21,266
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                                  --          2,000
     Depreciation and amortization                                             1,731        1,661
     Accretion of investment and loan discounts                               (4,160)     (12,739)
     Goodwill amortization                                                       574          779
     Gain on dispositions of student loans                                      --         (3,055)
     Securities and other financial instruments gains, net                    (6,035)      (2,962)
     (Increase) decrease in accrued interest receivable and other assets      (8,259)       3,417
     Decrease in accrued interest payable and other liabilities                 (692)      (2,925)
                                                                           ---------    ---------
         Net cash provided by operating activities                            13,137        7,442

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                     200          455
     Proceeds from maturities of available-for-sale securities               232,989      546,290
     Proceeds from sales of available-for-sale securities                     34,271       13,115
     Purchases of available-for-sale securities                             (315,496)    (439,006)
     Maturities of interest-bearing deposits with banks                         --         13,000
     Purchases of loans                                                       (5,963)     (87,174)
     Net (increase) decrease in loans                                       (112,073)      51,723
     Bad debt recoveries                                                       2,290          899
     Purchases of premises and equipment, net                                   (568)      (1,901)
     Purchases of businesses                                                     (15)        (385)
                                                                           ---------    ---------
         Net cash (used in) provided by investing activities                (164,365)      97,016

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposit accounts                                  74,451      (49,617)
     Increase (decrease) in short-term borrowings                             45,031      (19,298)
     Retirements of common shares                                             (1,597)      (3,567)
     Cash dividends paid on common shares                                     (4,231)      (4,068)
                                                                           ---------    ---------
         Net cash provided by (used in) financing activities                 113,654      (76,550)
                                                                           ---------    ---------

Net (decrease) increase in cash and cash equivalents                         (37,574)      27,908
Cash and cash equivalents at January 1                                       118,016       74,051
                                                                           ---------    ---------

Cash and cash equivalents at June 30                                       $  80,442    $ 101,959
                                                                           =========    =========

See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other
                                                     Common                    Retained   Comprehensive
(Dollars in thousands, except per share data)         Stock       Surplus      Earnings       Income       Total
                                                    ---------    ---------    ---------   -------------  ---------
Balance at December 31, 1999                        $     718    $  10,859    $ 287,842     $  28,406    $ 327,825

Net income                                                                       29,978                     29,978
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                      (8,324)      (8,324)
                                                                                                         ---------
Comprehensive income                                                                                        21,654
                                                                                                         ---------

Retirement of common shares                                (3)         (48)      (1,546)                    (1,597)

Cash dividends declared on common stock,
  $0.295 per common share                                                        (4,231)                    (4,231)
                                                    ---------    ---------    ---------     ---------    ---------

Balance at June 30, 2000                            $     715    $  10,811    $ 312,043     $  20,082    $ 343,651
                                                    =========    =========    =========     =========    =========



                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                                                                           Accumulated
                                                                                             Other
                                                     Common                    Retained   Comprehensive
(Dollars in thousands, except per share data)         Stock       Surplus      Earnings      Income        Total
                                                    ---------    ---------    ---------   -------------  ---------
Balance at December 31, 1998                        $     727    $   4,065    $ 268,777     $  44,561    $ 318,130

Net income                                                                       21,266                     21,266
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                       2,743        2,743
                                                                                                         ---------
Comprehensive income                                                                                        24,009
                                                                                                         ---------

Retirement of common shares                                (6)         (31)      (3,530)                    (3,567)

Cash dividends declared on common stock,
  $0.285 per common share                                                        (4,125)                    (4,125)
                                                    ---------    ---------    ---------     ---------    ---------

Balance at June 30, 1999                            $     721    $   4,034    $ 282,388     $  47,304    $ 334,447
                                                    =========    =========    =========     =========    =========

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets and Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 1999 included in Corus' Annual Report and Form 10-K for the year ended December 31, 1999. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain reclassifications have been made in the 1999 financial statements to conform to current accounting classifications.


2.   New Accounting Standards

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued effective for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Corus uses derivative instruments to manage interest rate risk and market risk in its loan and common stock portfolios, respectively. The statements are effective for Corus for the fiscal quarter beginning January 1, 2001. Corus has not yet quantified the impact of adopting these statements on its financial position or results of its operations.


3.   Segment Reporting

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

     On the following page is a summary of significant segment information, as required by SFAS No. 131:

CORUS BANKSHARES, INC.
SIGNIFICANT SEGMENT INFORMATION


FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                     Corus       Corus      Inter-segment   Consolidated
(Dollars in thousands)                             Bankshares     Bank       Eliminations
                                                   ----------   ----------  -------------   ------------
INCOME STATEMENT DATA
Total Revenues (1)                                 $   21,579   $   31,495   $  (12,488)     $   40,586
Net Income                                             18,408       12,488      (12,488)         18,408

AVERAGE BALANCE SHEET DATA
Total Assets                                          366,246    2,408,300     (202,741)      2,571,805
Shareholders' equity                                  341,120      184,416     (184,416)        341,120


FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                     Corus        Corus     Inter-segment   Consolidated
(Dollars in thousands)                             Bankshares     Bank       Eliminations
                                                   ----------   ----------  -------------   ------------
INCOME STATEMENT DATA
Total Revenues (1)                                 $   11,365   $   29,825   $  (10,134)     $   31,056
Net Income                                             10,888       10,134      (10,134)         10,888

AVERAGE BALANCE SHEET DATA
Total Assets                                          359,139    2,417,850     (169,370)      2,607,619
Shareholders' equity                                  328,232      164,002     (164,002)        328,232


FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                     Corus        Corus     Inter-segment   Consolidated
(Dollars in thousands)                             Bankshares     Bank       Eliminations
                                                   ----------   ----------  -------------   ------------
INCOME STATEMENT DATA
Total Revenues (2)                                 $   33,093   $   60,766   $  (24,053)     $   69,806
Net Income                                             29,978       24,053      (24,053)         29,978

AVERAGE BALANCE SHEET DATA
Total Assets                                          356,633    2,361,252     (194,693)      2,523,192
Shareholders' equity                                  332,953      179,197     (179,197)        332,953


FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                     Corus        Corus     Inter-segment   Consolidated
(Dollars in thousands)                             Bankshares     Bank       Eliminations
                                                   ----------   ----------  -------------   ------------
INCOME STATEMENT DATA
Total Revenues (2)                                 $   22,264   $   59,499   $  (19,871)     $   61,892
Net Income                                             21,266       19,871      (19,871)         21,266

AVERAGE BALANCE SHEET DATA
Total Assets                                          353,633    2,399,350     (166,631)      2,586,352
Shareholders' equity                                  323,749      161,586     (161,586)        323,749


(1) Total revenues for Corus Bankshares include dividends received and equity in undistributed net income from Corus Bank totaling $12.5 and $10.1 million for the three months ended June 30, 2000 and 1999, respectively.


(2) Total revenues for Corus Bankshares include dividends received and equity in undistributed net income from Corus Bank totaling $24.1 and $19.9 million for the six months ended June 30, 2000 and 1999, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


     OPERATING RESULTS

     For the three months ended June 30, 2000, net income was $18.4 million, or $1.28 per share on a diluted basis, an increase of 69.1% from net income of $10.9 million, or $0.74 per share on a diluted basis, in 1999. For the six months ended June 30, 2000, net income was $30.0 million, or $2.09 per share on a diluted basis, an increase of 41.0% from net income of $21.3 million, or $1.45 per share on a diluted basis, in 1999.


     Earnings for the second quarter of 2000 represented annualized returns of 21.6% on equity (ROE) and 2.9% on assets (ROA) compared to 13.0% and 1.7% for the same period in 1999. Earnings for the six months ended June 30, 2000 represented annualized returns of 18.0% on equity (ROE) and 2.4% on assets (ROA) compared to 13.1% and 1.6% for the same period in 1999.

     Net Interest Income

     The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income as a percentage of the average earning assets during the period.

     During the three and six months ended June 30, 2000, Corus' net interest margin increased, versus the prior year, by 67 and 58 basis points, respectively. This increase was achieved in spite of significant reductions in income earned from student loan curing profits. After adjustment for the student loan curing profits, the net interest margin for the three and six month periods ended June 30, 2000 improved by 94 and 80 basis points, respectively, versus the prior year. This increase results partially from the continuing trend to shift assets from lower margin temporary investments to higher yielding loans. Additionally, Corus has more variable rate assets than variable rate liabilities, which allows the company to BENEFIT from the increase in interest rates year over year.

     As discussed in prior quarters, the unusual student loan curing profits resulted from several groups of purchased, previously nonperforming student loans. The decrease in this student loan income had been expected and was previously reported. Overall, the curing profits decreased to $223,000 and $482,000 for the three and six month periods ended June 30, 2000, compared to $1.9 million and $3.3 million for the same periods in 1999. The following table shows the impact of the student loan curing profits on the net interest margin:


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30               JUNE 30
                                            2000      1999       2000     1999
                                          --------------------------------------
Net interest margin                         4.95%     4.28%      4.86%    4.28%
Impact of student loan curing profits      (0.04)    (0.31)     (0.04)   (0.26)
                                          --------------------------------------
Net interest margin without student loan
  curing profits                            4.91%     3.97%      4.82%    4.02%
                                          ======================================

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED JUNE 30
                                                       -----------------------------------------------------------------------------
                                                                         2000                                  1999
                                                       --------------------------------------  -------------------------------------
                                                                                      AVERAGE                                AVERAGE
                                                          AVERAGE                      YIELD/     AVERAGE                     YIELD/
(Dollars in thousands)                                    BALANCE        INTEREST      COST       BALANCE      INTEREST       COST
--------------------------------------------------     --------------------------------------  -------------------------------------
ASSETS
Earning Assets:
   Federal funds sold                                  $    25,805     $       394     6.11%   $    49,224    $       579     4.70%
   Taxable securities other than common stocks             447,940           7,129     6.37%       643,750          8,189     5.09%
   Common stocks (1)                                       162,882           1,739     4.27%       189,520          1,538     3.25%
   Tax-advantaged securities (2)                             1,558              28     7.19%         2,048             37     7.21%
   Trading account securities                                 --              --       --  %         7,521             86     4.60%
   Loans, net of unearned discount (2) (3) (4)           1,796,991          46,737    10.40%     1,597,824         39,139     9.80%
--------------------------------------------------     ----------------------------            ---------------------------
      Total earning assets                               2,435,176          56,027     9.20%     2,489,887         49,568     7.96%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing             74,919                                  68,711
   Allowance for loan losses                               (31,273)                                (35,679)
   Premises and equipment, net                              33,164                                  34,156
   Other assets, including goodwill                         59,819                                  50,544
--------------------------------------------------     --------------------------------------  -------------------------------------
      Total assets                                     $ 2,571,805                             $ 2,607,619
==================================================     ======================================  =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                       $ 1,046,821     $    13,706     5.24%   $   990,449    $    10,190     4.12%
   Savings deposits                                        156,128           1,023     2.62%       169,273          1,115     2.64%
   Time deposits                                           691,404          10,317     5.97%       793,114         10,987     5.54%
--------------------------------------------------     ----------------------------            ---------------------------
      Total interest-bearing deposits                    1,894,353          25,046     5.29%     1,952,836         22,292     4.57%

   Short-term borrowings                                    14,087             234     6.64%         9,210            118     5.12%
   Federal Home Loan Bank advances                          40,000             632     6.32%        40,000            506     5.06%
--------------------------------------------------     ----------------------------            ---------------------------
      Total interest-bearing liabilities                 1,948,440          25,912     5.32%     2,002,046         22,916     4.58%
Noninterest-bearing liabilities and
shareholders' equity:
   Noninterest-bearing deposits                            227,731                                 218,684
   Other liabilities                                        54,514                                  58,657
   Shareholders' equity                                    341,120                                 328,232

--------------------------------------------------     --------------------------------------  -------------------------------------
      Total liabilities and shareholders' equity       $ 2,571,805                             $ 2,607,619
==================================================     ======================================  =====================================


Interest income/average earning assets                 $ 2,435,176     $    56,027     9.20%   $ 2,489,887    $    49,568     7.96%
Interest expense/average interest-bearing liabilities    1,948,440          25,912     5.32%     2,002,046         22,916     4.58%
--------------------------------------------------     --------------------------------------  -------------------------------------
Net interest spread                                                    $    30,115     3.88%                  $    26,652     3.38%
==================================================     ======================================  =====================================

Net interest margin                                                                    4.95%                                  4.28%
==================================================     ======================================  =====================================

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

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
==================================================================================================================================
                                                                                    SIX MONTHS ENDED JUNE 30

                                                          ------------------------------------------------------------------------
                                                                        2000                                    1999
                                                          -----------------------------------    --------------------------------
                                                                                      AVERAGE                             AVERAGE
                                                           AVERAGE                    YIELD/     AVERAGE                   YIELD/
(Dollars in thousands)                                     BALANCE      INTEREST       COST      BALANCE       INTEREST     COST
------------------------------------------------------    ----------------------------------     --------------------------------
ASSETS
Earning Assets:
   Interest-bearing deposits with banks                   $      --      $      --       -- %   $     2,011      $     60   5.99%
   Federal funds sold                                        43,609          1,271      5.83%        43,387         1,013   4.67%
   Taxable securities other than common stocks              404,175         12,534      6.20%       618,259        15,742   5.09%
   Common stocks (1)                                        161,423          3,473      4.30%       187,269         3,028   3.23%
   Tax-advantaged securities (2)                              1,557             58      7.45%         2,055            74   7.17%
   Trading account securities                                 3,730            122      6.54%         5,402           123   4.57%
   Loans, net of unearned discount (2) (3) (4)            1,770,319         90,264     10.20%     1,606,689        77,940   9.70%
------------------------------------------------------  --------------------------                -----------------------
      Total earning assets                                2,384,813        107,722      9.03%     2,465,072        97,981   7.95%
Noninterest-earning assets:
   Cash and due from banks-noninterest bearing               82,758                                  72,506
   Allowance for loan losses                                (31,591)                                (35,962)
   Premises and equipment, net                               33,427                                  34,138
   Other assets, including goodwill                          53,785                                  50,598
------------------------------------------------------  -------------------------------------   --------------------------------
      Total assets                                      $ 2,523,192                             $ 2,586,352
======================================================  =====================================   ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                        $ 1,029,295    $    26,452      5.14%   $   999,944     $  20,443   4.09%
   Savings deposits                                         157,174          2,058      2.62%       169,330         2,218   2.62%
   Time deposits                                            677,381         19,744      5.83%       771,252        21,354   5.54%
------------------------------------------------------  --------------------------                -----------------------
      Total interest-bearing deposits                     1,863,850         48,254      5.18%     1,940,526        44,015   4.54%

   Short-term borrowings                                      9,829            315      6.41%         8,597           216   5.03%
   Federal Home Loan Bank advances                           40,000          1,243      6.22%        40,000         1,014   5.07%
------------------------------------------------------  --------------------------                -----------------------
      Total interest-bearing liabilities                  1,913,679         49,812      5.21%     1,989,123        45,244   4.55%
Noninterest-bearing liabilities and
shareholders' equity:
   Noninterest-bearing deposits                             223,769                                 216,562
   Other liabilities                                         52,791                                  56,918
   Shareholders' equity                                     332,953                                 323,749
------------------------------------------------------  ------------------------------------    --------------------------------
     Total liabilities and shareholders' equity         $ 2,523,192                             $ 2,586,352
======================================================  ====================================    ================================

Interest income/average earning assets                  $ 2,384,813    $   107,722      9.03%   $ 2,465,072     $  97,981   7.95%
Interest expense/average interest-bearing liabilities     1,913,679         49,812      5.21%     1,989,123        45,244   4.55%
------------------------------------------------------  ------------------------------------    --------------------------------
Net interest spread                                                    $    57,910      3.82%                   $  52,737   3.40%
======================================================  ====================================    ================================

Net interest margin                                                                     4.86%                               4.28%
======================================================  ====================================    ================================


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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



Noninterest Income

For the three and six months ended June 30, 2000, noninterest income was $11.1 and $13.1 million, respectively, representing an increase of $6.1 and $2.9 million compared to the same periods in 1999. This change was driven almost entirely by two items, the impact of gains attributable to the sales of securities and the offsetting decline in noninterest student loan curing income.

In the second quarter of 2000, Corus realized a gain of $7.5 million from the sale of a portion of the bank stock portfolio (see Common Stocks section below). This second quarter gain, net with a first quarter loss, resulted in a year-to-date gain of over $6.0 million. In comparison, for the six months ended June 30, 1999, Corus realized net gains from the sale of common stocks of only $12,000.

Conversely, during the first half of 2000, Corus has not recognized any student loan curing income compared to $3.1 million in 1999. This income relates to nonperforming student loans purchased at a substantial discount to face value. Corus' practice of converting these loans to performing status and reinstating their government guarantees is referred to as "curing," and has represented a significant source of income to Corus over the past several years. As a result of federal regulation, virtually all remaining curable loans lost their eligibility to become cured on June 30, 1999 leaving minimal curing income for 2000 and beyond.

Excluding the impact of the gain on sale of stock and the change in curing income, noninterest income was essentially flat versus the prior year.

Noninterest Expense

Total noninterest expense was favorable, compared to the prior year, for both the three and six month periods ended June 30, 2000, with declines of 7.3% and 11.5%, respectively. These decreases were due, in part, to the impact of winding down the student loan curing operation, which reduced expenses in salaries and benefits as well as other administrative costs. Legal and professional fees were also lower. Impacting the year-to-date change only, was the effect of the partial reversal of the student loan settlement expense accrual in January 2000 and the write-off in the first quarter of 1999 of certain building and improvement expenses.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


                                            JUNE 30, 2000          December 31, 1999            June 30, 1999
           (Dollars in thousands)       AMOUNT        PERCENT      Amount       Percent       Amount       Percent
                                      ------------------------   -----------------------    -----------------------
Loans:
  Commercial real estate:
       Mortgage                       $  585,559           25%   $  537,603           24%   $  541,181           22%
       Construction                      482,091           20       378,909           17       233,051           10
  Student                                452,288           19       443,074           19       431,144           18
  Home equity                            129,443            5       135,603            6       154,953            6
  Commercial                              91,623            4       117,021            5        90,838            4
  Residential first mortgage              80,127            3        92,683            4       110,328            5
  Medical finance & consumer              20,087            1        22,464            1        26,250            1
                                      -----------------------    -----------------------    -----------------------
Total loans                            1,841,218           77     1,727,357           76     1,587,745           66
Securities other than common stocks      402,232           17       322,703           14       606,707           25
Common stocks                            135,255            6       169,927            8       193,341            8
Federal funds sold                          --            --         45,700            2        36,750            1
                                      -----------------------    -----------------------    -----------------------

Total                                 $2,378,705          100%   $2,265,687          100%   $2,424,543          100%
                                      =======================    =======================    =======================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



Loans

The following table details the composition of Corus' loan portfolio:


                                     JUNE 30, 2000            December 31, 1999            June 30, 1999
      (Dollars in thousands)     AMOUNT        PERCENT      Amount        Percent       Amount      Percent
                               ------------------------   ------------------------   ------------------------
Loans:
  Commercial real estate:
     Mortgage                  $  585,559           32%   $  537,603           31%   $  541,181           34%
     Construction                 482,091           26       378,909           22       233,051           15
  Student                         452,288           25       443,074           26       431,144           27
  Home equity                     129,443            7       135,603            8       154,953           10
  Commercial                       91,623            5       117,021            7        90,838            6
  Residential first mortgage       80,127            4        92,683            5       110,328            7
  Medical finance & consumer       20,087            1        22,464            1        26,250            1
                               -----------------------    -----------------------    -----------------------
Total loans                    $1,841,218          100%   $1,727,357          100%   $1,587,745          100%
                               =======================    =======================    =======================


Commercial Real Estate Loans

The composition of the commercial real estate loan portfolio by type of collateral securing the loan was as follows at June 30, 2000:

                               (Dollars in thousands)
           Hotel/Motel                                              $  269,895
           Rental apartments                                           163,767
           Nursing homes                                               131,196
           Condo/Loft conversion and other residential for sale        129,255
           Office                                                      122,936
           Industrial                                                   79,698
           Retail                                                       54,934
           Other                                                       115,969
                                                                    ----------
           Total                                                    $1,067,650
                                                                    ==========


At June 30, 2000, 55% of the outstanding balances of commercial real estate loans were secured by collateral located in the five-county Chicago metropolitan area. The largest single concentration of outstanding balances outside this area, 10%, is secured by collateral in California.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Large Commercial Real Estate Loans

For purposes of this analysis, "large" loan means any loan with a current balance outstanding combined with any unfunded portion totaling $10 million or greater. Corus had 42 separate "large" loans as of June 30, 2000.

The following table details the composition of the "large" loans in Corus' commercial real estate portfolio:



AS OF JUNE 30, 2000                                                TOTAL "LARGE" REAL ESTATE LOANS
                                   TOTAL        --------------------------------------------------------------
                                 COMMERCIAL                      AS A % OF TOTAL         AVERAGE BALANCE
                                 RE LOANS           AMOUNT       COMMERCIAL RE LOANS      PER "LARGE" LOAN
(Dollars in thousands)          ------------------------------------------------------------------------------
Current Balance                 $ 1,067,650       $  568,084
Unfunded Commitments                456,709          268,499
                                ------------------------------
   Total                        $ 1,524,359       $  836,583                55%              $ 19,919
                                ==============================================================================


The following table shows what portion of the large loans related to construction lending:


AS OF JUNE 30, 2000                                                TOTAL "LARGE" CONSTRUCTION LOANS
                                                              --------------------------------------------
                                        TOTAL "LARGE"                              AS A % OF TOTAL "LARGE"
(Dollars in thousands)               REAL ESTATE LOANS              AMOUNT          REAL ESTATE LOANS
                                    ----------------------------------------------------------------------
  Current Balance                   $    568,084             $   320,137
  Unfunded Commitments                   268,499                 263,517
                                    ----------------------------------------
     Total                          $    836,583             $   583,654                70%
                                    =====================================================================


Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans.

The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $231,000 from 1989 through June 30, 2000. For the six months ending June 30, 2000, Corus had net recoveries of $33,000. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist forever.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Securities Other Than Common Stocks

At June 30, 2000 total securities other than common stocks were $402 million, an increase of $79 million, or 25%, compared with $323 million at December 31, 1999.


Common Stocks

At June 30, 2000, Corus had investments in the common stocks of 39 financial industry companies totaling $135 million, including net unrealized gains of $37 million. These investments are included in the available-for-sale classification. At June 30, 2000, the holdings by market capitalization were as follows:

                                                    AMOUNT OF     PERCENTAGE
MARKET CAPITALIZATION  (dollars in thousands)       HOLDINGS     OF PORTFOLIO
-----------------------------------------------------------------------------

Over $10 billion                                    $ 84,280          62%
Between $5 and $10 billion                            10,310           8
Between $1 and $5 billion                             24,122          18
Between $500 million and $1 billion                    3,252           2
Under $500 million                                    13,291          10
                                                   ---------------------
Total                                               $135,255         100%
                                                   =====================

During the three and six months ended June 30, 2000, Corus received dividends on the stock portfolio of $1.3 and $2.5 million, respectively, compared to $1.1 and $2.2 million during the same period in 1999.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Overall, Corus' nonperforming assets have decreased by over 40% versus the prior year. The declines are evident across nearly all categories, as shown below:

-------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
-------------------------------------------------------------------------------

                                             JUNE 30  December 31   June 30
      (Dollars in thousands)                   2000       1999       1999
------------------------------------         -------------------------------
Nonperforming loans:
  Residential first mortgage                 $ 4,006    $ 6,790    $ 9,515
  Commercial real estate                       2,708      1,852      3,139
  Commercial                                     275      2,443        600
  Home equity                                    881        766      1,176
  Student                                        143        222        213
  Medical finance                                441        421        738
  Consumer                                        44         54         64
                                             -----------------------------
Total nonperforming loans                      8,498     12,548     15,445
Other real estate owned                        2,320      2,071      2,957
                                             -----------------------------
Total nonperforming assets                   $10,818    $14,619    $18,402
                                             =============================

Nonaccrual loans included in
  nonperforming loans above                  $ 1,379    $ 2,529    $ 4,741

90 days or more past due loans included in
  nonperforming loans above                  $ 6,793    $ 9,686    $10,197

Nonperforming loans/Total loans                 0.46%      0.73%      0.97%
Nonperforming assets/Total assets               0.43%      0.61%      0.73%


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At June 30, 2000, other real estate owned was comprised of one commercial real estate property with an aggregate book value of $132,000 and sixteen residential properties with aggregate book values of $2.2 million. During the second quarter of 2000, Corus sold six residential properties with aggregate book values of $808,000 for a net gain of $121,000 and two commercial properties with aggregate book values of $419,000 for a net gain of $80,000. There were also net writedowns on residential properties during the second quarter totaling $36,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $21.1, $21.9 and $15.3 million at June 30, 2000, December 31, 1999, and June 30, 1999,
respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at June 30, 2000. A reconciliation of the activity in the allowance for loan losses is as follows:


                                          Three Months Ended              Six Months Ended
                                                 June 30                      June 30
                                      ---------------------------------------------------------
       (Dollars in thousands)             2000           1999            2000           1999
                                      ---------------------------------------------------------
Balance at beginning of period        $    31,317    $    35,258     $    32,090    $    35,773
Provision for loan losses                    --            1,000            --            2,000
Less charge-offs:
   Commercial real estate loans              --             --              --               38
   Student loans                               50            438             123          1,141
   Residential first mortgage loans          --                4            --               86
   Home equity loans                          805            814           1,979          1,807
   Commercial loans                          --               22             116             72
   Consumer loans                              20              2              33             64
                                      -----------    -----------     -----------    -----------
Total charge-offs                             875          1,280           2,251          3,208
                                      -----------    -----------     -----------    -----------
Add recoveries:
   Commercial real estate loans                15             23              33             36
   Student loans                            1,253             91           1,274            137
   Residential first mortgage loans          --             --              --                1
   Home equity loans                          401            337             942            676
   Commercial loans                          --                1              11              3
   Consumer loans                              18             34              30             46
                                      -----------    -----------     -----------    -----------
Total recoveries                            1,687            486           2,290            899
                                      -----------    -----------     -----------    -----------
Net recoveries/(charge-offs)                  812           (794)             39         (2,309)
                                      -----------    -----------     -----------    -----------

Balance at June 30                    $    32,129    $    35,464     $    32,129    $    35,464
                                      ===========    ===========     ===========    ===========

Loans at June 30                      $ 1,841,218    $ 1,587,746     $ 1,841,218    $ 1,587,746
                                      ===========    ===========     ===========    ===========

Allowance as a percentage of loans           1.74%          2.23%           1.74%          2.23%
                                      ===========    ===========     ===========    ===========


Student Loan Settlement Recoveries

As of June 30, 2000, Corus has recovered $1.2 million of previously charged off student loans. Overall, Corus estimates that it will be able to submit and receive guarantee payments on between $10 million and $14 million of the $15.7 million of loans previously charged off. It is anticipated that the recoveries will occur primarily in 2000, with the remainder of the recoveries in 2001.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Liabilities

The following table details the composition of deposit products by type:

                                        JUNE 30     December 31     June 30
                                          2000         1999           1999
                                       ------------------------------------

  Demand                                    10%        10%           10%
  Savings                                    8          8             8
  NOW                                        5          5             4
  Money Market                              45         45            42
  Certificates of Deposit                   32         32            36
                                       ------------------------------------

  Total                                    100%       100%          100%
                                       ====================================

At June 30, 2000, December 31, 1999 and June 30, 1999, Corus had retail certificates of deposit obtained from brokers of $284, $272 and $387 million, respectively.

Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 12.26% at June 30, 2000, well in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 15.85% and 17.94%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

          -    Corus' ability to access cost-effective funding; and

          - The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



MARKET RISK MANAGEMENT

Corus' operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. The principal objective of Corus' asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating funding requirements. Corus utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model uses income simulation to quantify the effects of various interest rate scenarios on the projected net interest income over a five-year period. Factored into the modeling is the use of derivative financial instruments, including interest rate swaps, floors and options. The indices of these derivatives correlate to on-balance sheet instruments and modify net interest sensitivity to levels deemed to be appropriate based on the current economic outlook.

Interest rate sensitivity as of June 30, 2000 is as follows:


                                                     Rate Shock Amount
                                        --------------------------------------
                                         (2.0)%  (1.0)%   0.0 %   1.0 %  2.0 %
                                         ------  ------   -----   -----  -----

Percent change in net interest income
    vs. constant rates                   (5.7)%  (3.6)%     --     3.5%   6.1%

                                        --------------------------------------

Overall, Corus' projected one-year sensitivity to interest rates has increased since December 31, 1999. This increase is primarily the result of three factors. First, market conditions resulted in changes in assumptions regarding anticipated loan mix (fixed vs. variable). Second, the increase in interest rates. Finally, certain interest rate floor contracts expired due to the passage of time.

Corus is also exposed to price risk however that risk has not changed materially since last reported in our latest annual 10K filing.

                             CORUS BANKSHARES, INC.
                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS.

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

          (a)  The Annual Meeting of Shareholders was held on April 26, 2000.

          (c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

          (1) The election of eight directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:

                        Director              Votes For      Votes Withheld
                        --------              ---------      --------------

                    Joseph C. Glickman       13,113,094          43,053
                    Robert J. Glickman       13,112,482          43,665
                    Steven D. Fifield        13,112,044          44,103
                    Karl H. Horn             13,100,728          55,419
                    Michael Levitt           13,113,094          43,053
                    Rodney D. Lubeznik       13,108,888          47,259
                    Michael Tang             13,106,938          49,209
                    William H. Wendt, III    13,025,212         130,935

          (2) The ratification of the appointment of Arthur Andersen LLP as Corus' independent accountants for the 2000 fiscal year:

                        Votes For            Votes Against    Abstentions
                        ---------            -------------    -----------
                        13,136,544              8,596            11,005

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




                                              CORUS BANKSHARES, INC.
                                                  (Registrant)



August 10, 2000                                By:  /s/ Michael E. Dulberg
                                                  ------------------------------
                                                  Michael E. Dulberg
                                                  First Vice President and Chief
                                                  Accounting Officer

                                                  (Principal Accounting Officer
                                                  and duly authorized
                                                  Officer of Registrant)