Form 10-Q
period 2000-09-30
CORUS BANKSHARES INC
filed 2000-11-13
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              -           THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


As of September 30, 2000, the Registrant had 14,158,140 common shares, $0.05 par value, outstanding.

                             Corus Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                               September 30, 2000



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.    Financial Statements............................................  1-6

ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7-18

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk......   19


                          PART II. -- OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................   20

ITEM 2.    Changes in Securities and Use of Proceeds.......................   20

ITEM 3.    Defaults Upon Senior Securities.................................   20

ITEM 4.    Submission of Matters to a Vote of Security Holders.............   20

ITEM 5.    Other Information...............................................   20

ITEM 6.    Exhibits and Reports on Form 8-K................................   21

           Signatures......................................................   22

           Exhibit 11 - Computation of Net Income per Share................   23

           Exhibit 15 - Report on Unaudited Interim Financial Information..   24

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              SEPTEMBER 30  December 31  September 30
(Dollars in thousands)                                            2000         1999         1999
                                                              ------------  -----------  ------------
Assets
      Cash and due from banks - noninterest bearing            $  109,999   $   72,316   $   86,548
      Federal funds sold overnight                                   --         45,700        8,850
      Securities:
          Available-for-sale, at fair value                       443,994      487,243      634,973
          (amortized costs of $389,315, $443,541 & $590,362)
          Held-to-maturity, at amortized cost                       6,399        5,387        6,020
          (fair value of $6,466, $5,466 & $6,137)
                                                               ----------   ----------   ----------
          Total Securities                                        450,393      492,630      640,993
      Loans, net of unearned discount                           1,940,750    1,727,357    1,698,946
          Less: Allowance for loan losses                          36,971       32,090       35,634
                                                               ----------   ----------   ----------
          Net Loans                                             1,903,779    1,695,267    1,663,312
      Premises and equipment, net                                  32,137       33,880       34,240
      Accrued interest receivable and other assets                 52,262       39,393       42,828
      Goodwill, net of accumulated amortization                     5,717        9,012        9,292
                                                               ----------   ----------   ----------
Total Assets                                                   $2,554,287   $2,388,198   $2,486,063
                                                               ==========   ==========   ==========

Liabilities & Shareholders' Equity
      Deposits:
          Noninterest-bearing                                  $  228,283   $  198,163   $  207,715
          Interest-bearing                                      1,830,371    1,766,257    1,865,807
                                                               ----------   ----------   ----------
          Total Deposits                                        2,058,654    1,964,420    2,073,522
      Other short-term borrowings                                  38,315        6,866        4,701
      Federal Home Loan Bank advances                              40,000       40,000       40,000
      Accrued interest payable and other liabilities               49,285       49,087       48,838
                                                               ----------   ----------   ----------
Total Liabilities                                               2,186,254    2,060,373    2,167,061

Shareholders' Equity
      Common Stock, Surplus & Retained Earnings                   332,493      299,419      290,006
      Accumulated other comprehensive income                       35,540       28,406       28,996
                                                               ----------   ----------   ----------
Total Shareholders' Equity                                        368,033      327,825      319,002

                                                               ----------   ----------   ----------
Total Liabilities and Shareholders' Equity                     $2,554,287   $2,388,198   $2,486,063
                                                               ==========   ==========   ==========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                   September 30
                                                            -----------------------       ------------------------
(Dollars in thousands, except per share data)                 2000           1999            2000           1999
                                                            --------       --------       ---------      ---------
Interest Income
     Interest and fees on loans:
         Taxable                                            $ 50,558       $ 40,730       $ 140,286      $ 118,130
         Tax-advantaged                                          174            177             522            530
     Deposits with banks                                           -              -               -             81
     Federal funds sold                                          388            788           1,660          1,800
     Securities:
         Taxable                                               5,602          6,941          18,136         22,683
         Tax-advantaged                                           18             24              56             72
         Dividends                                             1,164          1,136           3,686          3,320
         Trading account                                           -              -             122            123
                                                            --------       --------       ---------      ---------
Total Interest Income                                         57,904         49,796         164,468        146,739

Interest Expense
     Deposits                                                 25,304         22,226          73,559         66,240
     Federal funds purchased                                     121              1             354            171
     Short-term borrowing                                         35             30             116             77
     Federal Home Loan Bank advances                             682            539           1,925          1,553
                                                            --------       --------       ---------      ---------
Total Interest Expense                                        26,142         22,796          75,954         68,041

Net Interest Income                                           31,762         27,000          88,514         78,698

Provision for Loan Losses                                          -          1,000               -          3,000
                                                            --------       --------       ---------      ---------

Net Interest Income after Provision for Loan Losses           31,762         26,000          88,514         75,698
Noninterest Income:
     Service charges on deposit accounts                       2,292          2,494           7,163          7,544
     Trust and investment management services                    484            545           1,597          1,569
     Gain on dispositions of student loans                        43          1,285              43          4,340
     Other income                                                675            515           1,864          1,802
     Trading account losses, net                                (159)           (10)           (313)          (243)
     Securities and other financial
         instruments gains/(losses), net                       4,210         (1,305)         10,245         (1,293)
                                                            --------       --------       ---------      ---------
Total noninterest income                                       7,545          3,524          20,599         13,719
Noninterest Expense:
     Salaries and employee benefits                            8,156          7,952          23,098         23,856
     Net occupancy                                             1,096            970           3,071          3,023
     Data processing                                             620            713           1,846          2,065
     Goodwill amortization                                       288            287             862          1,066
     Depreciation - Furniture & equipment                        517            612           1,639          1,827
     Loss on sale of CAM/Trust                                 1,746              -           1,746              -
     Other expenses                                            2,747          2,549           7,360          8,866
                                                            --------       --------       ---------      ---------
Total noninterest expense                                     15,170         13,083          39,622         40,703
                                                            --------       --------       ---------      ---------
Income before income taxes                                    24,137         16,441          69,491         48,714
Income tax expense                                             8,261          5,521          23,637         16,528
                                                            --------       --------       ---------      ---------
Net Income                                                  $ 15,876       $ 10,920        $ 45,854       $ 32,186

Net Income per Share:
     Basic                                                    $ 1.11         $ 0.76          $ 3.20         $ 2.23
     Diluted                                                  $ 1.11         $ 0.76          $ 3.20         $ 2.22

Cash Dividends Declared Per Common Share                     $ 0.150        $ 0.145         $ 0.445        $ 0.430
Average Common Shares Outstanding
     Basic                                                    14,248         14,389          14,322         14,457
     Diluted                                                  14,302         14,437          14,342         14,516



See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                             ----------------------
(Dollars in thousands)                                                         2000          1999
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $  45,854    $  32,186
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                                    --          3,000
     Depreciation and amortization                                               2,615        2,490
     Accretion of investment and loan discounts                                 (6,031)     (17,949)
     Goodwill amortization                                                         862        1,066
     Gain on dispositions of student loans                                         (43)      (4,340)
     Securities and other financial instruments gains, net                     (10,245)        (459)
     Increase in accrued interest receivable and other assets                   (8,984)      (1,671)
     (Decrease) increase in accrued interest payable and other liabilities      (3,939)       5,889
                                                                             ---------    ---------
         Net cash provided by operating activities                              20,089       20,212

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                       281          593
     Proceeds from maturities of available-for-sale securities                 358,736      735,662
     Proceeds from sales of available-for-sale securities                       40,485       16,231
     Purchases of available-for-sale securities                               (331,486)    (498,891)
     Maturities of interest-bearing deposits with banks                           --         13,000
     Purchases of loans                                                         (6,163)     (87,442)
     Net increase in loans                                                    (211,712)     (59,433)
     Bad debt recoveries                                                         7,997        1,516
     Purchases of premises and equipment, net                                     (925)      (2,625)
     Purchases of businesses                                                       (22)        (379)
     Loss on sale of CAM/Trust                                                   1,746         --
                                                                             ---------    ---------
         Net cash (used in) provided by investing activities                  (141,063)     118,232

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposit accounts                                    94,234      (81,155)
     Increase (decrease) in short-term borrowings                               31,449      (20,232)
     Retirements of common shares                                               (6,412)     (13,520)
     Issuance of common shares under the stock option plan                        --          3,972
     Cash dividends paid on common shares                                       (6,314)      (6,162)
                                                                             ---------    ---------
         Net cash provided by (used in) financing activities                   112,957     (117,097)
                                                                             ---------    ---------

Net (decrease) increase in cash and cash equivalents                            (8,017)      21,347
Cash and cash equivalents at January 1                                         118,016       74,051
                                                                             ---------    ---------

Cash and cash equivalents at September 30                                    $ 109,999    $  95,398
                                                                             =========    =========



See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                        Common                    Retained      Comprehensive
(Dollars in thousands, except per share data)            Stock       Surplus      Earnings         Income          Total
                                                      -----------  -----------  --------------  --------------  -------------
Balance at December 31, 1999                               $ 718     $ 10,859       $ 287,842        $ 28,406      $ 327,825

Net income                                                                             45,854                         45,854
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                               7,134          7,134
                                                                                                                -------------
Comprehensive income                                                                                                  52,988
                                                                                                                -------------

Retirement of common shares                                  (10)        (159)         (6,243)                        (6,412)

Cash dividends declared on common stock,
  $0.445 per common share                                                              (6,368)                        (6,368)
                                                      -----------  -----------  --------------  --------------  -------------

Balance at September 30, 2000                              $ 708     $ 10,700       $ 321,085        $ 35,540      $ 368,033
                                                      ===========  ===========  ==============  ==============  =============


                                                   CORUS BANKSHARES, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                        (Unaudited)


                                                                                                 Accumulated
                                                                                                    Other
                                                        Common                    Retained      Comprehensive
(Dollars in thousands, except per share data)            Stock       Surplus      Earnings          Income          Total
                                                      -----------  -----------  --------------  --------------  -------------

Balance at December 31, 1998                               $ 727      $ 4,065       $ 268,777        $ 44,561      $ 318,130

Net income                                                                             32,186                         32,186
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                             (15,565)       (15,565)
                                                                                                                -------------
Comprehensive income                                                                                                  16,621
                                                                                                                -------------

Retirement of common shares                                  (22)        (121)        (13,377)                       (13,520)

Issuance of common shares                                     10        3,962                                          3,972

Cash dividends declared on common stock,
  $0.430 per common share                                                              (6,201)                        (6,201)
                                                      -----------  -----------  --------------  --------------  -------------

Balance at September 30, 1999                              $ 715      $ 7,906       $ 281,385        $ 28,996      $ 319,002
                                                      ===========  ===========  ==============  ==============  =============

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

     As of September 30, 2000, derivatives utilized by Corus include interest rate fixed-to-floating swaps, basis swaps and floors. These derivative instruments are utilized to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While the company plans to adopt the provisions of the statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the ultimate impact on the corporation's financial position, results of operations, and cash flows will depend on the interest rate environment and the nature of any derivatives held at that time.

3.   Segment Reporting

     In 1998, Corus adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". For purposes of this statement, Management has determined that Corus Bankshares and Corus Bank are primary operating segments within Corus. Corus Bank derives a significant portion of its total revenues from interest income offering commercial, mortgage, home equity, student and personal loans. It also provides general banking services such as checking, savings, money market and time deposit accounts as well as a variety of other services. Corus Bank is a wholly owned subsidiary of Corus Bankshares.

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

     On the following page is a summary of significant segment information, as required by SFAS No. 131:

CORUS BANKSHARES, INC.
SIGNIFICANT SEGMENT INFORMATION


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                  Corus          Corus      Inter-segment   Consolidated
(Dollars in thousands)         Bankshares        Bank        Eliminations
                              ------------   ------------   -------------   -------------
INCOME STATEMENT DATA
Total Revenues (1)             $   17,772     $   33,766     $  (12,231)     $   39,307
Net Income                         15,876         12,231        (12,231)         15,876

AVERAGE BALANCE SHEET DATA
Total Assets                      380,332      2,376,558       (230,915)      2,525,975
Shareholders' equity              352,921        223,889       (223,889)        352,921


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                  Corus          Corus      Inter-segment   Consolidated
(Dollars in thousands)         Bankshares        Bank        Eliminations
                              ------------   ------------   -------------   -------------
INCOME STATEMENT DATA
Total Revenues (1)             $   10,883     $   30,580     $  (10,938)     $   30,525
Net Income                         10,920         10,938        (10,938)         10,920

AVERAGE BALANCE SHEET DATA
Total Assets                      356,508      2,357,650       (172,363)      2,541,795
Shareholders' equity              327,958        166,372       (166,372)        327,958


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                  Corus          Corus      Inter-segment   Consolidated
(Dollars in thousands)         Bankshares        Bank        Eliminations
                              ------------   ------------   -------------   -------------
INCOME STATEMENT DATA
Total Revenues (2)             $   50,865     $   94,532     $  (36,284)     $  109,113
Net Income                         45,854         36,284        (36,284)         45,854

AVERAGE BALANCE SHEET DATA
Total Assets                      364,591      2,366,391       (206,856)      2,524,126
Shareholders' equity              339,662        194,203       (194,203)        339,662


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  Corus          Corus      Inter-segment   Consolidated
(Dollars in thousands)         Bankshares        Bank        Eliminations
                              ------------   ------------   -------------   -------------
INCOME STATEMENT DATA
Total Revenues (2)             $   33,147     $   90,079     $  (30,809)     $   92,417
Net Income                         32,186         30,809        (30,809)         32,186

AVERAGE BALANCE SHEET DATA
Total Assets                      354,606      2,385,506       (168,776)      2,571,336
Shareholders' equity              325,171        163,200       (163,200)        325,171



(1) Total revenues for Corus Bankshares include dividends received and equity in undistributed net income from Corus Bank totaling $12.2 and $10.9 million for the three months ended September 30, 2000 and 1999, respectively.


(2) Total revenues for Corus Bankshares include dividends received and equity in undistributed net income from Corus Bank totaling $36.3 and $30.8 million for the nine months ended September 30, 2000 and 1999, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


OPERATING RESULTS

For the three months ended September 30, 2000, net income was $15.9 million, or $1.11 per share on a diluted basis, an increase of 45.4% from net income of $10.9 million, or $0.76 per share on a diluted basis, in 1999. For the nine months ended September 30, 2000, net income was $45.9 million, or $3.20 per share on a diluted basis, an increase of 42.5% from net income of $32.2 million, or $2.22 per share on a diluted basis, in 1999.

Earnings for the third quarter of 2000 represented annualized returns of 18.0% on equity (ROE) and 2.5% on assets (ROA) compared to 13.3% and 1.7% for the same period in 1999. Earnings for the nine months ended September 30, 2000 represented annualized returns of 18.0% on equity (ROE) and 2.4% on assets (ROA) compared to 13.2% and 1.7% for the same period in 1999.

Net Interest Income

The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents the net interest income as a percentage of the average earning assets during the period.

During the three and nine months ended September 30, 2000, Corus' net interest margin increased, versus the prior year, by 86 and 67 basis points, respectively. This increase was achieved in spite of significant reductions in income earned from student loan curing profits. After adjustment for the student loan curing profits, the net interest margin for the three and nine month periods ended September 30, 2000 improved by 104 and 89 basis points, respectively, versus the prior year. This increase results partially from the continuing trend to shift assets from lower margin temporary investments to higher yielding loans. Additionally, Corus has more variable rate assets than variable rate liabilities, which allows the company to BENEFIT from the increase in interest rates year over year.

As discussed in prior quarters, the unusual student loan curing profits resulted from several groups of purchased, previously nonperforming student loans. The decrease in this student loan income had been expected and was previously reported. Overall, the curing profits decreased to $858,000 and $1.3 million for the three and nine month periods ended September 30, 2000, compared to $2.0 million and $5.3 million for the same periods in 1999. The following table shows the impact of the student loan curing profits on the net interest margin:

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30                      SEPTEMBER 30
                                                   2000            1999              2000             1999
                                             ----------------- --------------- ----------------- ----------------
Net interest margin                               5.41%            4.55%            5.04%             4.37%
Impact of student loan curing profits            (0.15)           (0.33)           (0.07)            (0.29)
                                             ----------------- --------------- ----------------- ----------------
Net interest margin without student loan
  curing profits                                  5.26%            4.22%            4.97%             4.08%
                                             ================= =============== ================= ================



AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                       --------------------------------------------------------------------------
                                                                        2000                                    1999
                                                       --------------------------------------------------------------------------
                                                                                   AVERAGE                                AVERAGE
                                                        AVERAGE                     YIELD/       AVERAGE                   YIELD/
(Dollars in thousands)                                  BALANCE        INTEREST      COST        BALANCE       INTEREST     COST
---------------------------------------------------------------------------------------------------------------------------------
Assets
Earning Assets:
   Federal funds sold                                    $   23,568    $   388      6.59%      $   62,109      $   788     5.07%
   Taxable securities other than common stocks              345,429      5,603      6.49%         516,547        6,941     5.37%
   Common stocks (1)                                        147,677      1,603      4.34%         184,187        1,564     3.40%
   Tax-advantaged securities (2)                              1,243         28      9.01%           1,573           37     9.37%
   Trading account securities                                   536          -      -   %               -            -     -   %
   Loans, net of unearned discount (2) (3) (4)            1,871,476     50,825     10.86%       1,655,825       41,003     9.91%
-------------------------------------------------------------------------------                 -----------------------
      Total earning assets                                2,389,929     58,447      9.78%       2,420,241       50,333     8.32%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing              74,420                                75,391
   Allowance for loan losses                                (32,091)                              (35,760)
   Premises and equipment, net                               32,568                                34,224
   Other assets, including goodwill                          61,149                                47,699
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                       $2,525,975                            $2,541,795
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                         $1,056,454    $14,532      5.50%       $ 988,686      $10,800     4.37%
   Savings deposits                                         152,310      1,013      2.66%         166,643        1,114     2.67%
   Time deposits                                            628,703      9,759      6.21%         738,450       10,312     5.59%
-------------------------------------------------------------------------------               -------------------------
      Total interest-bearing deposits                     1,837,467     25,304      5.51%       1,893,779       22,226     4.69%

   Short-term borrowings                                      8,931        156      6.99%           2,349           30     5.13%
   Federal Home Loan Bank advances                           40,000        682      6.82%          40,000          539     5.39%
-------------------------------------------------------------------------------               -------------------------
      Total interest-bearing liabilities                  1,886,398     26,142      5.54%       1,936,128       22,796     4.71%
Noninterest-bearing liabilities and shareholders'
   equity:
   Noninterest-bearing deposits                             230,004                               226,701
   Other liabilities                                         56,652                                51,008
   Shareholders' equity                                     352,921                               327,958
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity          $2,525,975                            $2,541,795
---------------------------------------------------------------------------------------------------------------------------------

Interest income/average earning assets                  $ 2,389,929    $58,447      9.78%      $2,420,241      $50,333     8.32%
Interest expense/average interest-bearing liabilities   $ 1,886,398     26,142      5.54%      $1,936,128       22,796     4.71%
---------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    $32,305      4.24%                      $27,537     3.61%
---------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                                                 5.41%                                  4.55%
---------------------------------------------------------------------------------------------------------------------------------

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


AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                    --------------------------------------------------------------------------
                                                                   2000                                    1999
                                                    --------------------------------------------------------------------------
                                                                               AVERAGE                               AVERAGE
                                                    AVERAGE                  YIELD/          AVERAGE                  YIELD/
(Dollars in thousands)                              BALANCE      INTEREST     COST           BALANCE     INTEREST      COST
------------------------------------------------------------------------------------------------------------------------------
Assets
Earning Assets:
   Interest-bearing deposits with banks             $       -      $    -         - %        $    1,334    $     61      6.02%
   Federal funds sold                                    36,880       1,660     6.00%            48,973       1,800      4.90%
   Taxable securities other than common stocks          384,659      18,136     6.29%           584,295      22,683      5.18%
   Common stocks (1)                                    156,807       5,075     4.32%           186,230       4,571      3.27%
   Tax-advantaged securities (2)                          1,242          86     9.23%             1,581         111      9.33%
   Trading account securities                             2,657         122     6.12%             4,305         123      3.82%
   Loans, net of unearned discount (2) (3) (4)        1,804,284     141,089    10.43%         1,623,247     118,944      9.77%
----------------------------------------------------------------------------              --------------------------
      Total earning assets                            2,386,529     166,168     9.28%         2,449,965     148,293      8.07%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing          79,958                                  73,478
   Allowance for loan losses                            (31,759)                                (35,894)
   Premises and equipment, net                           33,139                                  34,167
   Other assets, including goodwill                      56,259                                  49,620
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                  $ 2,524,126                              $2,571,336
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   NOW and money market deposits                    $ 1,038,414     $40,986     5.26%        $  996,151    $ 31,243      4.18%
   Savings deposits                                     155,541       3,071     2.63%           168,424       3,332      2.64%
   Time deposits                                        661,036      29,502     5.95%           760,197      31,666      5.55%
----------------------------------------------------------------------------              --------------------------
      Total interest-bearing deposits                 1,854,991      73,559     5.29%         1,924,772      66,241      4.59%

   Short-term borrowings                                  9,528         470     6.58%             6,491         247      5.08%
   Federal Home Loan Bank advances                       40,000       1,925     6.42%            40,000       1,553      5.18%
----------------------------------------------------------------------------              --------------------------
      Total interest-bearing liabilities              1,904,519      75,954     5.32%         1,971,263      68,041      4.60%
Noninterest-bearing liabilities and shareholders'
   equity:
   Noninterest-bearing deposits                         225,863                                 219,979
   Other liabilities                                     54,082                                  54,923
   Shareholders' equity                                 339,662                                 325,171
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity     $ 2,524,126                              $2,571,336
------------------------------------------------------------------------------------------------------------------------------

Interest income/average earning assets              $ 2,386,529    $166,168     9.28%        $2,449,965    $148,293      8.07%
Interest expense/average interest-bearing
   liabilities                                      $ 1,904,519      75,954     5.32%        $1,971,263      68,041      4.60%
------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                $ 90,214     3.96%                      $ 80,252      3.47%
------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                                             5.04%                                    4.37%
------------------------------------------------------------------------------------------------------------------------------



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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



Noninterest Income

For the three and nine months ended September 30, 2000, noninterest income was $7.5 and $20.6 million, respectively, representing an increase of $4.0 and $6.9 million compared to the same periods in 1999. This change was driven almost entirely by two items, the impact of gains attributable to the sales of securities and the offsetting decline in noninterest student loan curing income.

In the third quarter of 2000, Corus realized a gain of $4.2 million from the sale of a portion of the bank stock portfolio (see Common Stocks section below). This third quarter gain, combined with the net gain incurred in the first two quarters, results in a year-to-date gain of over $10.2 million. In comparison, for both the three and nine month periods ended September 30, 1999, Corus had incurred net losses from the common stock portfolio and related financial instruments transactions of $1.3 million.

Conversely, during the first three quarters of 2000, Corus has recognized only $43,000 of noninterest student loan curing income compared to $1.3 and $4.3 million for the three and nine-month periods ended September 30, 1999. This income relates to nonperforming student loans purchased at a substantial discount to face value. Corus' practice of converting these loans to performing status and reinstating their government guarantees is referred to as "curing," and has represented a significant source of income to Corus over the past several years. As a result of federal regulation, virtually all remaining curable loans lost their eligibility to become cured on June 30, 1999 leaving minimal curing income for 2000 and beyond.

Excluding the impact of the gain on sale of stock and the change in curing income, noninterest income was essentially flat versus the prior year.

Noninterest Expense

For the three months ended September 30, 2000, noninterest expense increased by $2.1 million compared to 1999. This increase was driven primarily by a $1.7 million loss incurred on the sale of the investment advisory and trust operations.

Total proceeds from the sale of the investment and advisory unit and trust operations included $1 million cash at closing. In addition, Corus is entitled to receive a percentage of the revenues of the businesses over the next five years, for maximum proceeds of $3.25 million. As accounting rules do not allow for the recording of contingent revenues, these future receipts will be treated as income when received.

In addition to the loss on the sale, noninterest expense increased as a result of Corus' introduction of Totally Free Checking in the third quarter of 2000. The new checking account initiative resulted in incremental advertising costs to-date of approximately $300,000.

In spite of the impact of the $1.7 million loss on sale and the incremental advertising expenses noted above, noninterest expense declined by $1.1 million or 2.7%, for the nine months ended September 30, 2000. The decline was due, in part to the impact of winding down the student loan curing operation, which reduced the cost of salaries and benefits. In addition, expenses were lower in 2000 due to the effect of the partial reversal of the student loan settlement expense accrual in January 2000 and write-off in the first quarter of 1999 of certain building and improvement expenses. Finally, 2000 has seen a decline in expenses related to depreciation, data processing and goodwill amortization.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


      (Dollars in thousands)              SEPTEMBER 30, 2000           December 31, 1999             September 30, 1999
                                          AMOUNT      PERCENT        Amount          Percent       Amount          Percent
                                        ---------------------     --------------------------     -------------------------
Loans                                   $1,940,750        81%     $1,727,357             76%     $1,698,946             72%
Securities other than common stocks        296,433        12         322,703             14         472,043             20
Common stocks                              153,960         7         169,927              8         168,950              7
Federal funds sold                            --          --          45,700              2           8,850              1
                                        ---------------------     -------------------------      -------------------------
Total                                   $2,391,143       100%     $2,265,687            100%     $2,348,789            100%
                                        =====================     =========================      =========================

Loans

The following table details the composition of Corus' loan portfolio:


      (Dollars in thousands)              SEPTEMBER 30, 2000           December 31, 1999             September 30, 1999
                                          AMOUNT      PERCENT        Amount          Percent       Amount          Percent
                                        ---------------------     --------------------------     -------------------------
Loans:
     Commercial Real Estate:
       Mortgage                         $  677,153        34%     $  537,603             31%     $  550,527             32%
       Construction                        499,230        26         378,909             22         344,974             20
     Student                               457,958        24         443,074             26         438,165             26
     Home equity                           123,713         6         135,603              8         145,023              9
     Commercial                             87,524         5         117,021              7          95,254              6
     Residential first mortgage             76,246         4          92,683              5         101,487              6
     Medical finance & consumer             18,926         1          22,464              1          23,516              1
                                        ---------------------     -------------------------      -------------------------
Total Loans                             $1,940,750       100%     $1,727,357            100%     $1,698,946            100%
                                        =====================     =========================      =========================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Large Commercial Real Estate (CRE) Loans

For purposes of this analysis, "large" loan means any loan with a current balance outstanding combined with any unfunded portion totaling $10 million or greater. As of September 30, 2000, Corus had 52 separate "large" loans. The following tables and graph detail the composition of these "large" loans in the commercial real estate portfolio (in millions):

TOTAL COMMERCIAL REAL ESTATE LOANS
------------------------------------------------------------------------------------------------------------
                                                         AS OF SEPTEMBER 30, 2000
                                ----------------------------------------------------------------------------
                                     Large           Large           Loans          Deferred
                                 Construction        Term          less than       Loan Fees/    Total CRE
                                     Loans           Loans           $10MM      Other Discounts    Loans
                                ----------------------------------------------------------------------------
Current Balance                      $ 391           $ 317            $ 480           $ (12)         $ 1,176
Outstanding Commitments                364             -                101             N/A              465
                                ----------------------------------------------------------------------------
Total                                $ 755           $ 317            $ 581           $ (12)         $ 1,641
                                ============================================================================

LARGE CONSTRUCTION LOANS - BY SIZE
============================================================================================================================
                                                                    AS OF SEPTEMBER 30, 2000
                                --------------------------------------------------------------------------------------------
                                 $10MM to        $20MM to        $30MM to        $40MM to                       As % of
                                  $20MM           $30MM           $40MM           $50MM          Total           Total
                                --------------------------------------------------------------------------------------------
Current Balance                   $  90          $ 183            $  80           $  38          $ 391             52%
Outstanding Commitments              72            160              120              12            364             48%
                                --------------------------------------------------------------------------------------------
Total                             $ 162          $ 343            $ 200           $  50          $ 755            100%
                                ============================================================================================

LARGE TERM LOANS - BY SIZE
============================================================================================================================
                                                                    AS OF SEPTEMBER 30, 2000
                                --------------------------------------------------------------------------------------------
                                 $10MM to        $20MM to        $30MM to        $40MM to                         As % of
                                  $20MM           $30MM           $40MM           $50MM            Total           Total
                                --------------------------------------------------------------------------------------------
Current Balance                   $ 141          $ 145            $ 31            $ -            $ 317            100%
Outstanding Commitments               -              -               -              -                -            -  %
                                --------------------------------------------------------------------------------------------
Total                             $ 141          $ 145            $ 31            $ -            $ 317            100%
                                ============================================================================================


                [TOTAL LARGE COMMERCIAL REAL ESTATE LOANS CHART]

--------------------------------------------------------------------------------
CHART DATA FOR LARGE COMMERCIAL REAL ESTATE LOANS
--------------------------------------------------------------------------------


                 $10MM to  $20MM to   $30MM to   $40MM to
                  $20MM      $30MM      $40MM      $50MM      Total
                 ---------------------------------------------------
Construction     $   90     $  183     $   80     $   38     $  391
Term                141        145         31       --          317
Commitments          72        160        120         12        364
                 ------     ------     ------     ------     ------
Total            $  303     $  488     $  231     $   50     $1,072
                 ======     ======     ======     ======     ======

--------------------------------------------------------------------------------

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans. The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $222,000 from 1989 through September 30, 2000. For the nine months ending September 30, 2000, Corus had net recoveries of $42,000. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist forever.

The following tables break out commercial real estate loans by property type and location:

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
--------------------------------------------------------------------------------
(Dollars in millions)                          AS OF SEPTEMBER 30, 2000
                                       -----------------------------------------
                                           ALL LOANS            LARGE LOANS
                                       -----------------    --------------------
                                        AMOUNT        %      AMOUNT         %
                                       -----------------    --------------------
Hotel                                  $   285       24%    $   205         29%
Condo/loft conversion                      201       17         169         24
Rental apartments                          162       14          67         10
Office                                     158       13          84         12
Nursing Homes                              129       11          78         11
Vacant Land                                 97        8          58          8
Warehouse / Light industrial                67        6          16          2
Retail                                      53        5          16          2
Other                                       36        3          15          3
Deferred Loan Fees / Other Discounts       (12)      (1)         (9)        (1)
                                       -----------------    --------------------
  Total                                $ 1,176      100%    $   699        100%
                                       =================    ====================


COMMERCIAL REAL ESTATE LOANS - BY LOCATION
--------------------------------------------------------------------------------
(Dollars in millions)                          AS OF SEPTEMBER 30, 2000
                                       -----------------------------------------
                                           ALL LOANS            LARGE LOANS
                                       -----------------    --------------------
                                        AMOUNT        %      AMOUNT         %
                                       -----------------    --------------------
Illinois                               $   600       51%    $   312         45%
California                                 135       11          95         14
New York                                    89        8          64          9
Texas                                       79        7          58          8
Arizona                                     65        6          61          9
Indiana                                     40        3          31          4
Other                                      180       15          87         12
Deferred Loan Fees / Other Discounts       (12)      (1)         (9)        (1)
                                       -----------------    --------------------
  Total                                $ 1,176      100%    $   699        100%
                                       =================    ====================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Securities Other Than Common Stocks

At September 30, 2000 total securities other than common stocks were $296 million, a decrease of $27 million, or 8%, compared with $323 million at December 31, 1999.

Common Stocks

At September 30, 2000, Corus had investments in the common stocks of 38 financial industry companies totaling $154 million, including net unrealized gains of $58 million. These investments are included in the available-for-sale classification. At September 30, 2000, the holdings by market capitalization were as follows:

                                                    AMOUNT OF    PERCENTAGE OF
MARKET CAPITALIZATION  (Dollars in thousands)        HOLDINGS      PORTFOLIO
--------------------------------------------------------------------------------

Over $10 billion                                    $ 100,173         65%
Between $5 and $10 billion                             12,746          8
Between $1 and $5 billion                              24,836         16
Between $500 million and $1 billion                     8,421          6
Under $500 million                                      7,784          5
                                                   -----------------------------
Total                                               $ 153,960        100%
                                                   =============================

During the three and nine months ended September 30, 2000, Corus received dividends on the stock portfolio of $1.2 and $3.7 million, respectively, compared to $1.1 and $3.3 million during the same periods in 1999. In addition, as mentioned previously, Corus sold a portion of the portfolio in September 2000 for $6.2 million, recognizing a gain of $4.2 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Overall, Corus' nonperforming assets have decreased by 55% versus the prior year. The declines are evident across nearly all categories, as shown below:

--------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
--------------------------------------------------------------------------------

                                                      SEPTEMBER 30         December 31          September 30
            (Dollars in thousands)                        2000                 1999                 1999
                                                     ---------------      --------------       --------------
Nonperforming loans:
  Residential first mortgage                         $         3,684      $        6,790       $        8,152
  Commercial real estate                                       2,382               1,852                1,618
  Commercial                                                       7               2,443                5,042
  Home equity                                                    899                 766                1,268
  Student loans                                                  135                 222                  197
  Medical finance                                                393                 421                  645
  Consumer                                                        44                  54                   25
                                                     ---------------      --------------       --------------
Total nonperforming loans                                      7,544              12,548               16,947
  Other real estate owned                                      1,887               2,071                3,807
                                                     ---------------      --------------       --------------
Total nonperforming assets                           $         9,431      $       14,619       $       20,754
                                                     ===============      ==============       ==============

Nonaccrual loans included in
  nonperforming loans above                          $         1,365      $        2,529       $        2,528

90 days or more past due loans included in
  nonperforming loans above                          $         6,114      $        9,686       $       14,050

Nonperforming loans/Total loans                                 0.39%               0.73%                1.00%
Nonperforming assets/Total assets                               0.37%               0.61%                0.83%

Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At September 30, 2000, other real estate owned was comprised of one commercial real estate property with a book value of $132,000 and twelve residential properties with aggregate book values of $1.7 million. During the third quarter of 2000, Corus sold seven residential properties with aggregate book values of $552,000 for a net gain of $109,000. There were also net recoveries on residential properties during the third quarter totaling $30,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $23.6, $21.9 and $18.6 million at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at September 30, 2000. A reconciliation of the activity in the allowance for loan losses is as follows:

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30                           SEPTEMBER 30
                                                ------------------------------------    ------------------------------------
            (Dollars in thousands)                    2000                1999               2000               1999
                                                ------------------------------------    ------------------------------------
Balance at beginning of period                  $         32,129     $       35,464     $         32,090     $       35,773
Provision for loan losses                                      -              1,000                    -              3,000
Less charge-offs:
 Commercial real estate loans                                  -                  -                    -                 38
 Student loans                                                80                139                  203              1,280
 Residential first mortgage loans                             55                 23                   55                109
 Home equity loans                                           709              1,281                2,687              3,089
 Commercial loans                                              -                  -                  116                 72
 Consumer loans                                               21                  3                   55                 67
                                                ------------------------------------    ------------------------------------
Total charge-offs                                            865              1,446                3,116              4,655
                                                ------------------------------------    ------------------------------------
Add recoveries:
 Commercial real estate loans                                  9                 72                   42                109
 Student loans                                             5,387                 15                6,660                153
 Residential first mortgage loans                              -                  -                    -                  1
 Home equity loans                                           307                451                1,249              1,127
 Commercial loans                                              1                 57                   12                 60
 Consumer loans                                                3                 21                   34                 66
                                                ------------------------------------    ------------------------------------
Total recoveries                                           5,707                616                7,997              1,516
                                                ------------------------------------    ------------------------------------
Net recoveries/(charge-offs)                               4,842               (830)               4,881             (3,139)
                                                ------------------------------------    ------------------------------------
Balance at September 30                         $         36,971     $       35,634     $         36,971     $       35,634
                                                ====================================    ====================================
Loans at September 30                           $      1,940,750     $    1,698,946     $      1,940,750     $    1,698,946
                                                ====================================    ====================================
Allowance as a percentage of loans                          1.90%              2.10%                1.90%              2.10%
                                                ====================================    ====================================

As of September 30, 2000, Corus has recovered $6.6 million of previously charged off student loans. Overall, Corus estimates that it will be able to submit and receive guarantee payments on between $10 million and $14 million of the $15.7 million of loans previously charged off. It is anticipated that the recoveries will occur primarily in 2000, with the remainder of the recoveries in 2001.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Liabilities

The following table details the composition of deposit products by type:

                                  SEPTEMBER 30   December 31     September 30
                                     2000           1999             1999
                                 -------------  --------------   -------------
Demand                                 11%            10%              10%
Savings                                 7              8                8
NOW                                     5              5                4
Money Market                           47             45               44
Certificates of Deposit                30             32               34
                                 -------------  --------------   -------------
Total                                 100%           100%             100%
                                 =============  ==============   =============

At September 30, 2000, December 31, 1999 and September 30, 1999, Corus had retail certificates of deposit obtained from brokers of $254, $272 and $344 million, respectively.

Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 12.95% at September 30, 2000, well in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 15.71% and 18.24%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

Sale of Investment Advisory & Trust Operations

On October 6, 2000, Corus sold its investment advisory unit, commonly referred to as Corus Asset Management ("CAM"), and trust operations. The sale agreement calls for Corus to receive $1 million at closing and an "earn-out" provision that will allow Corus to share in a percentage of the revenues of the businesses over the next five years. Corus can earn a maximum of $2.25 million from the "earn-out" provision. As accounting rules do not allow any of the potential gains from the earn-out provision to be considered when reporting gain or loss on the sale, Corus recorded a third quarter loss of $1.7 million from the sale. Thus, all receipts from the "earn-out" will be treated as income as received over the next five years.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Market Risk Management

Corus' operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that reprice, mature, and/or are prepaid/withdrawn. The principal objective of Corus' asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating funding requirements. Corus utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model uses income simulation to quantify the effects of various interest rate scenarios on the projected net interest income over a five-year period. Factored into the modeling is the use of derivative financial instruments, including interest rate swaps and floors. The indices of these derivatives correlate to on-balance sheet instruments and modify net interest sensitivity to levels deemed to be appropriate.

Interest rate sensitivity as of September 30, 2000 is as follows:

Rate Shock Amount (1)                     (2.0)%   (1.0)%   0.0%    1.0%    2.0%
                                          ------   ------   ----    ----    ----
Percent change in the next 12 month's
   net interest income                    (1.5)%   (1.9)%     -     3.0%    5.8%

Overall, Corus' projected one-year sensitivity to interest rates has increased since December 31, 1999. This increase is primarily the result of two factors. First, growth in floating-rate asset balances has been greater than that of floating-rate liabilities. Second, certain interest rate floor contracts expired.

Corus is also exposed to price risk however that risk has not changed materially since last reported in our latest annual 10K filing.


(1) These "shocks" represent instantaneous changes from current rates.

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

27         Financial Data Schedule.

(b) Reports on Form 8-K.

           A Form 8-K was filed on October 10, 2000 regarding the sale of the investment advisory unit and trust operations to Cole Taylor Bank.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CORUS BANKSHARES, INC.
                                           (Registrant)



    November 13, 2000                 By: /s/ Michael E. Dulberg
                                          ----------------------
                                          Michael E. Dulberg
                                          First Vice President and Chief
                                          Accounting Officer

                                          (Principal Accounting Officer and duly
                                          authorized Officer of Registrant)