Form 10-K
period 2000-12-31
CORUS BANKSHARES INC
filed 2001-03-26
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NUMBER 0-6136

                             CORUS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                 41-0823592
 (State of incorporation or organization)   (I.R.S. Employer Identification No.)


 3959 N. LINCOLN AVE., CHICAGO, ILLINOIS                 60613-2431
 (Address of principal executive offices)                (Zip Code)

                                 (773) 832-3088
                         (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
Common stock, par value $0.05 per share                    NASDAQ

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On February 28, 2001, the Registrant had 14,143,140 common shares outstanding. Of these, 6,899,530 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on February 28, 2001) of approximately $340.7 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 2000 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 19, 2001 for its Annual Meeting of Shareholders to be held on April 23, 2001.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Corus Bankshares, Inc. ("Corus"), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly-owned banking subsidiary, Corus Bank, N.A.

The bank has eleven branches in the Chicago metropolitan area and offers general banking services such as checking, savings, money market and time deposit accounts; commercial, mortgage, home equity, student and personal loans; safe deposit boxes and a variety of additional services. The bank also provides clearing, depository and credit services to more than 525 currency exchanges in the Chicago area and an additional 20 in Milwaukee, Wisconsin. In October 2000, Corus sold its trust and investment management services business. In December 2000, Corus sold the majority of its student loans and has an agreement to sell the remaining balance to the same buyers in the second quarter of 2001.

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

EMPLOYEES

At December 31, 2000, Corus employed a total of 579 full-time equivalent persons, consisting of 127 executives, management and supervisory personnel and 452 clerical and secretarial employees.

SUPERVISION AND REGULATION

General

Corus is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("the Act"), and is registered as such with the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

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

The Illinois Bank Holding Company Act of 1957 ("the Illinois Act"), as amended, permits Corus to acquire banks located anywhere in Illinois. Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege. In June 1993, the Illinois Act was amended to eliminate all branch restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

Corus' subsidiary bank is a national bank and, as such, is supervised, examined and regulated by the Office of the Comptroller of the Currency under the National Bank Act. Since a national bank is also a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"), the subsidiary bank is also subject to the applicable provisions of the Federal Reserve Act, the Federal Deposit Insurance Act, and, in certain respects, to state laws applicable to financial institutions.

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 2001 will be approximately 0.02% of deposits.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") initiated new intense regulation for the financial services industry. FDICIA made significant changes in the legal environment for insured banks, including reductions in insurance coverage for certain types of deposits, increases in consumer-oriented requirements, and substantial revisions in the supervision, examination and audit processes. FDICIA also required new reporting by banks and mandated adoption of new regulations concerning capital, liquidity, internal controls, safety and soundness and prompt corrective action.

Capital Adequacy

The Federal Reserve Board established risk-based capital guidelines that require bank holding companies to maintain minimum ratios. The main objective of the risk-based capital requirements is to provide a fair and consistent framework for comparing capital positions of all banking institutions. Under these guidelines, capital consists of two components, core capital elements (Tier 1 capital) and supplementary capital elements (Tier 2 capital). Assets and off-balance-sheet items are assigned broad risk categories. The aggregate dollar value of each category is multiplied by a risk weight associated with that category.

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2000, Corus' Tier 1 capital and total risk-based capital ratios were 16.0% and 18.6%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 2000, Corus' leverage ratio was 14.0%.

Interstate Banking

The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 ("IBBA") permits bank holding companies that are adequately capitalized and managed to acquire banks located in any other state after September 29, 1995, subject to certain statewide and nationwide deposit concentration limits. States may prohibit acquisition of banks that have not been in existence for at least five years.

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

STATISTICAL DATA

Pages 4 through 9 contain supplemental statistical data. This data should be read in conjunction with Corus' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 2000 Annual Report to Shareholders ("2000 Annual Report"), incorporated herein by reference in response to Items 7 and 8 hereof.

                              SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Corus were as follows:

(THOUSANDS)                                                    DECEMBER 31
                                                ----------------------------------------
                                                  2000            1999            1998
                                                --------        --------        --------
Available-for-sale
  U.S. Government and agencies .........        $ 25,851        $124,141        $529,374
  Corporate debt securities ............         107,136          57,851          30,173
  Common stocks ........................         160,943         169,927         185,698
  Mortgage backed securities ...........         144,452         128,117         145,591
  Other ................................           3,595           7,207           6,832
                                                --------        --------        --------

     Total .............................        $441,977        $487,243        $897,668
                                                ========        ========        ========

Held-to-maturity
  State and municipal ..................        $  1,418        $  1,556        $  2,168
  U.S. Government and agencies .........             -               -               156
  Corporate debt securities ............              15              15              15
  Mortgage backed securities ...........             761           1,084           1,535
  Other ................................           3,998           2,732           2,736
                                                --------        --------        --------

     Total .............................        $  6,192        $  5,387        $  6,610
                                                ========        ========        ========


Maturities of Securities

The scheduled maturities by security type as of December 31, 2000 were as follows:

(THOUSANDS)                                 FROM ONE    FROM FIVE                NOT DUE AT
                               ONE YEAR     THROUGH      THROUGH       AFTER      A SINGLE
                                OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS    MATURITY        TOTAL
                               --------    ----------   ---------    ---------   ----------     --------
U.S. Government
  and agencies ............... $    980     $ 24,871     $    -       $    -       $    -       $ 25,851
Corporate debt Securities ....   49,888       57,263          -            -            -        107,151
State and municipal ..........      175          743          500          -            -          1,418
Common stocks ................      -            -            -            -        160,943      160,943
Mortgage backed securities ...       34           91       63,776       81,312          -        145,213
Other ........................       13          -            -            -          7,580        7,593
                               --------     --------     --------     --------     --------     --------

     Total ................... $ 51,090     $ 82,968     $ 64,276     $ 81,312     $168,523     $448,169
                               ========     ========     ========     ========     ========     ========

The weighted-average yields for each range of maturities of securities at December 31, 2000 were as follows:

                                                    FROM ONE      FROM FIVE                    NOT DUE AT
                                       ONE YEAR      THROUGH       THROUGH          AFTER       A SINGLE
                                       OR LESS      FIVE YEARS    TEN YEARS       TEN YEARS     MATURITY        TOTAL
                                       --------     ----------    ---------       ---------    ----------       -----
U.S. Government
  and agencies .................         6.09%         5.30%           - %            - %           - %         5.33%
Corporate debt securities .......        7.38          6.27            -              -             -           6.79
State and municipal .............        9.30          8.71         10.41             -             -           9.39
Common stocks ...................          -             -             -              -           4.25          4.25
Mortgage backed securities ......        9.78          8.26          6.80           5.55            -           6.10
Other ...........................          -             -             -              -           6.39          6.39

Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields are not considered meaningful for purposes of this analysis. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

                                 LOAN PORTFOLIO

Classification of Loans

Corus' loans were as follows:

                                                            DECEMBER 31
                               ----------------------------------------------------------------------
(THOUSANDS)                       2000           1999           1998           1997           1996
                               ----------     ----------     ----------     ----------     ----------
Commercial real estate
   Mortgage .................. $  655,148     $  537,603     $  533,253     $  554,545     $  614,505
   Construction ..............    534,832        378,909        228,311        156,950         41,288
Home equity ..................    117,858        135,603         85,408        131,868        188,755
Commercial ...................     91,093        117,021        108,759         55,062         61,852
Residential first mortgage ...     71,197         92,683        137,683        209,669        286,042
Student ......................     63,096        443,074        431,304        412,926        402,859
Consumer .....................     18,656         22,464         26,869         24,955         27,844
                               ----------     ----------     ----------     ----------     ----------

     Total ................... $1,551,880     $1,727,357     $1,551,587     $1,545,975     $1,623,145
                               ==========     ==========     ==========     ==========     ==========

Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2000:

                                               ONE YEAR        FROM ONE         AFTER
(THOUSANDS)                                     OR LESS     TO FIVE YEARS     FIVE YEARS      TOTAL
                                               --------     -------------     ----------      -----
Commercial real estate
   Mortgage .............................     $121,365         $435,272         $98,511      $655,148
   Construction .........................      208,062          317,387           9,383       534,832
Commercial ..............................       50,262           34,908           5,923        91,093

Of the loans maturing after one year, $226.7 million have fixed rates and $674.7 million have floating or adjustable rates. To manage the interest rate exposure of specific, fixed-rate commercial real estate loans and other loans, Corus has entered into interest rate swap agreements. For additional information on such financial instruments, see Note 10 to the Consolidated Financial Statements on pages 30 through 32 of the 2000 Annual Report, incorporated herein by reference in response to Item 8 hereof.


Risk Elements in the Loan Portfolio

Nonaccrual, Past Due, and Restructured Loans:

Nonaccrual loans were as follows:

                                                                  DECEMBER 31
                                          ---------------------------------------------------------
(THOUSANDS)                                2000         1999         1998         1997        1996
                                          -------      ------       ------       ------      ------
Nonaccrual loans ....................     $ 1,300      $2,529       $5,307       $8,641      $7,427
Nonaccrual loans to total loans .....        0.08%       0.15%        0.34%        0.56%       0.46%

The interest income forgone on these loans, net of cash receipts, totaled $75,000 for the year ended December 31, 2000. In addition, prior year interest income was reversed for loans becoming nonaccrual in each year. The interest income reversals totaled $41,000 in 2000.

Loans past due 90 days or more, excluding nonaccrual loans, were as follows:

                                                                 DECEMBER 31
                                         -----------------------------------------------------------
(THOUSANDS)                                2000         1999         1998         1997         1996
                                         -------      -------      -------      -------      -------
Loans past due 90 days or more ......... $20,510      $34,485      $34,877      $41,248      $50,368
Less guaranteed student loans ..........  16,729       21,937       17,543       14,077       15,163
                                         -------      -------      -------      -------      -------
Net loans past due 90 days or more ..... $ 3,781      $12,548      $17,334      $27,171      $35,205
                                         =======      =======      =======      =======      =======

  Net loans past due 90 days or more
    as a percentage of total loans .....    0.24%        0.73%        1.12%        1.76%        2.17%
                                         =======      =======      =======      =======      =======

Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Restructured loans were as follows:

                                                                 DECEMBER 31
                                          ----------------------------------------------------------
(THOUSANDS)                                 2000        1999        1998         1997         1996
                                          --------    --------    --------     --------     --------
Restructured loans ...................     $  63       $  320      $  454       $    -       $    -

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual, Past Due, and Restructured Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans that are past maturity more than 45 days, have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer feels might jeopardize the future timely collection of principal and interest payments. At December 31, 2000, the principal amount of these loans was $17.4 million. This amount generally includes loans that were classified for regulatory purposes.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

                                                                  YEAR ENDED DECEMBER 31
                                            -------------------------------------------------------------------
(THOUSANDS)                                   2000          1999           1998           1997           1996
                                            --------      --------       --------       --------       --------
Balance at beginning of year ..........     $ 32,090      $ 35,773       $ 30,660       $ 32,668       $ 25,640
Provision for loan losses .............          -             -           10,000         16,000         16,000
Less charge-offs:
  Commercial real estate loans ........          -              61             18            350            206
  Student loans .......................          294         1,365          1,240          9,707          4,605
  Residential first mortgage loans ....           62           109            414            431              1
  Home equity loans ...................        3,945         4,193          5,171          8,454          6,421
  Commercial loans ....................          116            84              2             22             92
  Consumer loans ......................           56            96              7            131             16
                                            --------      --------       --------       --------       --------
     Total charge-offs ................        4,473         5,908          6,852         19,095         11,341
                                            --------      --------       --------       --------       --------
Add recoveries:
  Commercial real estate loans ........           42           124            166            195          1,026
  Student loans .......................       10,339           174            143             24             80
  Residential first mortgage loans ....            1             1            -                3            -
  Home equity loans ...................        1,544         1,778          1,553            745            375
  Commercial loans ....................           13            65              9             19            770
  Consumer loans ......................           45            83             94            101            118
                                            --------      --------       --------       --------       --------
     Total recoveries .................       11,984         2,225          1,965          1,087          2,369
                                            --------      --------       --------       --------       --------
Net (charge-offs)/recoveries ..........        7,511        (3,683)        (4,887)       (18,008)        (8,972)
                                            --------      --------       --------       --------       --------
Balance at end of year ................     $ 39,601      $ 32,090       $ 35,773       $ 30,660       $ 32,668
                                            ========      ========       ========       ========       ========

Net (charge-offs)/recoveries to average
  loans outstanding ...................         0.42%        (0.22%)        (0.32%)        (1.15%)        (0.56%)
                                            ========      ========       ========       ========       ========

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:

                                                     DECEMBER 31
                               -------------------------------------------------------
(THOUSANDS)                      2000        1999        1998        1997        1996
                               -------     -------     -------     -------     -------
Commercial real estate ....... $25,837     $16,417     $12,971     $ 2,814     $ 2,575
Home equity ..................  12,010      11,777      10,070      16,180      21,460
Student ......................     747       1,374       2,782       2,658       3,608
Residential first mortgage ...     438         358         459         784       1,034
Commercial ...................     141         273         269          29          45
Consumer .....................     104         120         169         306         643
Unallocated ..................     324       1,771       9,053       7,889       3,303
                               -------     -------     -------     -------     -------

     Total ................... $39,601     $32,090     $35,773     $30,660     $32,668
                               =======     =======     =======     =======     =======


Overall, the allowance at December 31, 2000 increased by $7.5 million versus the prior year. As the provision was $0 for the year, the increase was driven entirely by net recoveries. On a classification basis, there were two significant changes during the year. First, the balance allocated to commercial real estate increased by $9.4 million reflecting the continued growth in the commercial real estate portfolio, particularly construction loans (see page 26 in the 2000 Annual Report). Second, the unallocated balance declined by $1.4 million. This unallocated balance is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which may not be captured, or captured completely, by the mechanical application of historical loss ratios and other factors used in determining the allocated inherent reserve. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

Loan Portfolio Composition

The composition of the loan portfolio was as follows:

                                                              DECEMBER 31
                                          --------------------------------------------------
(THOUSANDS)                                2000       1999       1998       1997       1996
                                          ------     ------     ------     ------     ------
Commercial real estate ..............       76%        53%        49%        46%        40%
Home equity .........................        8          8          7          8         11
Commercial ..........................        6          7          5          3          4
Residential first mortgage ..........        5          5          9         14         18
Student .............................        4         26         28         27         25
Consumer ............................        1          1          2          2          2
                                          ------     ------     ------     ------     ------

     Total ..........................      100%       100%       100%       100%       100%
                                          ======     ======     ======     ======     ======

For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 53 through 54 of Management's Discussion and Analysis of Financial Statements of the 2000 Annual Report, incorporated herein by reference in response to Item 7 hereof.

                                    DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 and greater were as follows at December 31, 2000:

                                                 (THOUSANDS)
Maturing within 3 months ..................       $ 45,798
After 3 but within 6 months ...............         85,208
After 6 but within 12 months ..............         65,214
After 12 months ...........................        188,857
                                                  --------

     Total ................................       $385,077
                                                  ========

                           RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to Corus' equity and assets:

                                                                     DECEMBER 31
                                                             ---------------------------
                                                             2000       1999        1998
                                                             ----       ----        ----
Return on average total assets ..........................     3.0%       1.6%        1.7%
Return on average common shareholders' equity ...........    21.6       12.5        13.7
Dividend payout ratio ...................................    11.4       20.2        19.8
Average equity to average total assets ..................    13.8       12.9        12.2

ITEM 2. PROPERTIES

Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings on which nine of the eleven bank branches are located. The other two branch facilities are leased from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

Corus is involved in various legal and regulatory proceedings, many involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

Corus' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 39 of the 2000 Annual Report, incorporated herein by reference in response to Item 8 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The Company had approximately 2,660 shareholders as of February 28, 2001.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 39 of the 2000 Annual Report, incorporated herein by reference in response to Item 8 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.

ITEM 6. SELECTED FINANCIAL DATA

Refer to pages 56 and 57 of the 2000 Annual Report, incorporated herein by reference for additional selected financial data.

                                                                         DECEMBER 31
                                        ----------------------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)          2000            1999             1998            1997            1996
                                        -----------     -----------      -----------     -----------     -----------
Interest income ...................     $   223,676     $   196,580      $   187,525     $   183,932     $   190,950
Interest expense ..................         102,625          90,449           89,305          82,661          79,611
                                        -----------     -----------      -----------     -----------     -----------
Net interest income ...............         121,051         106,131           98,220         101,271         111,339
Provision for loan losses .........             -               -             10,000          16,000          16,000
                                        -----------     -----------      -----------     -----------     -----------
Net interest income after provision
    for loan losses ...............         121,051         106,131           88,220          85,271          95,339
Noninterest income, excluding
    securities gains (losses) .....          36,416          20,483           20,747          22,032          19,436
Securities gains (losses), net ....          10,844          (1,535)           4,919           4,881           3,316
Noninterest expense ...............          54,654          63,096           51,889          51,677          50,181
Income tax expense ................          38,903          21,257           21,369          21,136          24,005
                                        -----------     -----------      -----------     -----------     -----------
Net income available to common
    Shareholders ..................     $    74,754     $    40,726      $    40,628     $    39,371     $    43,905
                                        ===========     ===========      ===========     ===========     ===========

Net income per share:
    Basic .........................     $      5.24     $      2.82      $      2.79     $      2.66     $      2.96
    Diluted .......................            5.23            2.82             2.75            2.63            2.93
                                        ===========     ===========      ===========     ===========     ===========

Cash dividends declared per
    Common share ..................     $     0.595     $     0.575      $     0.555     $     0.530     $     0.475
                                        ===========     ===========      ===========     ===========     ===========

Assets ............................     $ 2,598,467     $ 2,378,544      $ 2,577,460     $ 2,251,927     $ 2,218,528
                                        ===========     ===========      ===========     ===========     ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 41 through 55 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Market Risk Management" on pages 54 through 55 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Corus, including the notes thereto, and other information on pages 19 through 39 of the 2000 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Corus is incorporated herein by reference to the descriptions under "Election of Directors" on pages 2 through 4 of the 2001 Proxy Statement. For both those executive officers listed in the Proxy as well as the other executive officers of the Company (Senior Vice President title and greater) not listed in the Proxy, the following is a table providing the executive officer's name, age, position(s) held with the Company and Subsidiary and the date the officer assumed their present office(s).

EXECUTIVE OFFICERS OF THE REGISTRANT

                                               POSITION(S) AND OFFICE(S) HELD WITH            ASSUMED
            NAME                    AGE             THE COMPANY AND SUBSIDIARY           PRESENT OFFICE(S)
---------------------------         ---        -----------------------------------       -----------------
J.C. Glickman ...................   85         Chairman of the Board of                  June 1, 1984
                                               the Company

Robert J. Glickman ..............   54         President and Chief Executive             June 1, 1984
                                               of the Company and Corus Bank, N.A.

Michael G. Stein ................   40         Executive Vice President of Corus         February 19, 1996
                                               Bank, N.A.

Tim H. Taylor ...................   36         Executive Vice President and Chief        December 1, 1998
                                               Financial Officer of the Company
                                               and Corus Bank, N.A.

Randy P. Curtis .................   42         Senior Vice President of Corus            April 30, 1997
                                               Bank N.A.

Christopher Glancy ..............   47         Senior Vice President of Corus            November 15, 1995
                                               Bank, N.A.

Michael W. Jump .................   56         Senior Vice President of Corus            January 1, 1996
                                               Bank, N.A.

Terence W. Keenan ...............   55         Senior Vice President of Corus            September 16, 1996
                                               Bank, N.A.

Richard J. Koretz ...............   37         Senior Vice President of Corus            November 15, 1995
                                               Bank, N.A.

Joel C. Solomon .................   46         Senior Vice President of Corus            August 29, 1997
                                               Bank, N.A.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 6 through 14 of the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Election of Directors" on pages 1 through 4 of the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management and Others" on page 16 of the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits to Consolidated Financial Statements:

      INDEX                                                               PAGES
      -----                                                               -----
      Consolidated Balance Sheets ...................................       19
      Consolidated Statements of Income .............................       20
      Consolidated Statements of Changes in Shareholders' Equity ....       21
      Consolidated Statements of Cash Flows .........................       22
      Notes to Consolidated Financial Statements ....................      23-39
      Report of Independent Public Accountants ......................       40
      Average Balance Sheet and Net Interest Margin .................       42

(b)  Reports on Form 8-K:

     A Form 8-K was filed on November 15, 2000 regarding a definitive agreement to sell the student loan portfolio.

(c)  Exhibit: See exhibit filed herewith

                                  EXHIBIT INDEX

(3a) Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the form S-8 filing May 22, 1998

(3b) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998

(10) Commercial Loan Officers Bonus Program is incorporated herein by reference to Form S-8 filing dated May 22, 1998

(13) The portions of Registrant's 2000 Annual Report incorporated by reference into Part I or Part II of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

(22) The 1999 Stock Option Plan is incorporated herein by reference to Exhibit A to the Schedule 14A filing dated March 17, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 /s/     TIM H. TAYLOR
                                                 ---------------------------
                                                         Tim H. Taylor
                                                  Executive Vice President &
                                                   Chief Financial Officer
March 26 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH C. GLICKMAN                 Chairman of the Board of Directors              March 26, 2001
---------------------------------
    Joseph C. Glickman

/s/ ROBERT J. GLICKMAN                 President, Chief Executive Officer &            March 26, 2001
---------------------------------      Director
    Robert J. Glickman

/s/ TIM H. TAYLOR                      Executive Vice President & Chief Financial      March 26, 2001
---------------------------------      Officer
    Tim H. Taylor

/s/ STEVEN D. FIFIELD                  Director                                        March 26, 2001
---------------------------------
    Steven D. Fifield

/s/ VANCE A. JOHNSON                   Director                                        March 26, 2001
---------------------------------
    Vance A. Johnson

/s/ MICHAEL LEVITT                     Director                                        March 26, 2001
---------------------------------
    Michael Levitt

/s/ RODNEY D. LUBEZNIK                 Director                                        March 26, 2001
---------------------------------
    Rodney D. Lubeznik

/s/ MICHAEL TANG                       Director                                        March 26, 2001
---------------------------------
    Michael Tang