Form 10-Q
period 2001-03-31
CORUS BANKSHARES INC
filed 2001-05-11
CIK 51939

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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


     As of April 30, 2001, the Registrant had 14,143,140 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.  Financial Statements ............................................ 1-7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ........................................... 8-16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ......   17


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings ...............................................   18

ITEM 2.  Changes in Securities and Use of Proceeds .......................   18

ITEM 3.  Defaults Upon Senior Securities .................................   18

ITEM 4.  Submission of Matters to a Vote of Security Holders .............   18

ITEM 5.  Other Information ...............................................   18

ITEM 6.  Exhibits and Reports on Form 8-K ................................   18

         Signatures ......................................................   19

         Exhibit 11 - Computation of Net Income per Share ................   20

         Exhibit 15 - Report on Unaudited Interim Financial Information ..   21

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                     March 31     December 31    March 31
(Dollars in thousands)                                                 2001          2000          2000
                                                                    -----------   -----------   -----------
Assets
      Cash and due from banks - noninterest bearing                 $   127,269   $   111,115   $    75,032
      Federal funds sold overnight                                      474,350       458,450        77,875
      Securities:
          Available-for-sale, at fair value                             296,303       441,977       567,652
          (amortized costs of $234,498, $377,654 and $522,898)
          Held-to-maturity, at amortized cost                             6,137         6,192         5,304
          (fair value of $6,222, $6,267 and $5,364)
                                                                    -----------   -----------   -----------
          Total Securities                                              302,440       448,169       572,956
      Loans, net of unearned discount                                 1,697,574     1,551,880     1,784,790
          Less: Allowance for loan losses                                41,219        39,601        31,317
                                                                    -----------   -----------   -----------
          Net Loans                                                   1,656,355     1,512,279     1,753,473
      Premises and equipment, net                                        31,396        31,691        33,334
      Accrued interest receivable and other assets                       25,546        31,285        33,747
      Goodwill, net of accumulated amortization                           5,240         5,478         8,733
                                                                    -----------   -----------   -----------
Total Assets                                                        $ 2,622,596   $ 2,598,467   $ 2,555,150
                                                                    ===========   ===========   ===========

Liabilities and Shareholders' Equity
      Deposits:
          Noninterest-bearing                                       $   239,702   $   227,412   $   206,443
          Interest-bearing                                            1,885,343     1,880,218     1,929,825
                                                                    -----------   -----------   -----------
          Total Deposits                                              2,125,045     2,107,630     2,136,268
      Other short-term borrowings                                            95         1,085           174
      Federal Home Loan Bank advances                                    40,000        40,000        40,000
      Accrued interest payable and other liabilities                     44,637        47,399        40,713
                                                                    -----------   -----------   -----------
Total Liabilities                                                     2,209,777     2,196,114     2,217,155
Shareholders' Equity
      Common stock (par value $0.05 per share,
          50,000,000 shares authorized; 14,143,140, 14,143,140
          and 14,369,290 shares outstanding, respectively)                  707           707           718
      Surplus                                                            12,549        12,549        10,859
      Retained earnings                                                 359,391       347,288       297,329
      Accumulated other comprehensive income                             40,172        41,809        29,089
                                                                    -----------   -----------   -----------
Total Shareholders' Equity                                              412,819       402,353       337,995
                                                                    -----------   -----------   -----------
Total Liabilities and Shareholders' Equity                          $ 2,622,596   $ 2,598,467   $ 2,555,150
                                                                    ===========   ===========   ===========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                          March 31
                                                      --------------------
(In thousands, except per share data)                   2001        2000
                                                      --------    --------
Interest Income
      Interest and fees on loans:
          Taxable                                     $ 41,962    $ 43,263
          Tax-advantaged                                   124         172
      Federal funds sold                                 7,068         878
      Securities:
          Taxable                                        3,125       5,405
          Tax-advantaged                                    19          19
          Dividends                                      1,048       1,259
          Trading account                                   76         122
                                                      --------    --------
Total Interest Income                                   53,422      51,118

Interest Expense
      Deposits                                          22,968      23,208
      Federal funds purchased                                2          41
      Short-term borrowing                                  46          40
      Federal Home Loan Bank advances                      579         611
                                                      --------    --------
Total Interest Expense                                  23,595      23,900
Net Interest Income                                     29,827      27,218
Provision for loan losses                                 --          --
                                                      --------    --------

Net Interest Income After Provision for Loan Losses     29,827      27,218
Noninterest Income
      Service charges on deposit accounts                2,682       2,472
      Securities gains/(losses), net                       885      (1,502)
      Trading account losses, net                          (86)        (81)
      Trust and investment management services            --           595
      Other income                                       1,456         519
                                                      --------    --------
Total Noninterest Income                                 4,937       2,003
Noninterest Expense
      Salaries and employee benefits                     8,080       7,366
      Net occupancy                                      1,175         939
      Data processing                                      676         621
      Depreciation - furniture & equipment                 475         560
      Goodwill amortization                                239         287
      Student loan lawsuit settlement                     --          (600)
      Other expenses                                     2,495       2,650
                                                      --------    --------
Total Noninterest Expense                               13,140      11,823
                                                      --------    --------
Income Before Income Taxes                              21,624      17,398
Income tax expense                                       7,402       5,828
                                                      --------    --------
Net Income                                            $ 14,222    $ 11,570

Net income per share:
      Basic                                           $   1.01    $   0.81
      Diluted                                             0.99        0.80

Cash dividends declared per common share              $  0.150    $  0.145

Average common shares outstanding:
      Basic                                             14,143      14,369
      Diluted                                           14,354      14,389

See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


                                                                                               Accumulated
                                                                                                 Other
                                                          Common                Retained      Comprehensive
(Dollars in thousands, except per share data)             Stock    Surplus      Earnings        Income          Total
                                                          ------   --------     ---------     -------------  ---------
Balance at December 31, 2000                              $ 707    $ 12,549     $ 347,288      $ 41,809       $ 402,353

Net income                                                                         14,222                        14,222
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                        (1,637)         (1,637)
                                                                                                              ---------
Comprehensive income                                                                                             12,585
                                                                                                              ---------


Cash dividends declared on common stock,
  $0.150 per common share                                                          (2,119)                       (2,119)
                                                          -----    --------     ---------      --------       ---------
Balance at  March 31, 2001                                $ 707    $ 12,549     $ 359,391      $ 40,172       $ 412,819
                                                          =====    ========     =========      ========       =========


See accompanying notes.



                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                                                                               Accumulated
                                                                                                  Other
                                                          Common                Retained      Comprehensive
(Dollars in thousands, except per share data)             Stock    Surplus      Earnings         Income         Total
                                                          ------   --------     ---------    ---------------  --------
Balance at December 31, 1999                              $718     $ 10,859     $ 287,842      $ 28,406      $ 327,825

Net income                                                                         11,570                       11,570
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                           683            683
                                                                                                             ---------
Comprehensive income                                                                                            12,253
                                                                                                             ---------

Cash dividends declared on common stock,
  $0.145 per common share                                                          (2,083)                      (2,083)
                                                          ----     --------     ---------      --------      ---------
Balance at  March 31, 2000                                $718     $ 10,859     $ 297,329      $ 29,089      $ 337,995
                                                          ====     ========     =========      ========      =========



See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(Dollars in thousands)

Three months ended March 31                                                                 2001         2000
                                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                               $  14,222    $  11,570
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                             804          847
     Accretion of investment and loan discounts                                               (312)      (1,584)
     Goodwill amortization                                                                     239          287
     Deferred income tax benefit                                                            (1,231)        (178)
     Securities (gains) losses, net                                                           (885)       1,502
     Deferred compensation                                                                     600          275
     Decrease (increase) in accrued interest receivable and other assets                     6,522       (2,202)
     (Decrease) increase in accrued interest payable and other liabilities                  (2,046)         815
                                                                                         ---------    ---------
         Net cash provided by operating activities                                          17,913       11,332

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                                    62           85
     Proceeds from maturities of available-for-sale securities                              56,273       86,329
     Proceeds from sales of available-for-sale securities                                   88,269        2,731
     Purchases of available-for-sale securities                                                 (7)    (168,637)
     Proceeds from sale of loans                                                               347         --
     Purchases of loans                                                                       --           (256)
     Net increase in loans                                                                (147,145)     (60,060)
     Bad debt recoveries                                                                     2,548          603
     Purchases of premises and equipment, net                                                 (509)        (301)
     Purchases of minority interest and additional consideration for bank subsidiaries        --             (8)
                                                                                         ---------    ---------
         Net cash used in investing activities                                                (162)    (139,514)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in deposit accounts                                                           17,415      171,848
     Decrease in short-term borrowings                                                        (990)      (6,692)
     Cash dividends paid on common shares                                                   (2,122)      (2,083)
                                                                                         ---------    ---------
         Net cash provided by financing activities                                          14,303      163,073
                                                                                         ---------    ---------

Net increase in cash and cash equivalents                                                   32,054       34,891
Cash and cash equivalents at January 1                                                     569,565      118,016
                                                                                         ---------    ---------
Cash and cash equivalents at March 31                                                    $ 601,619    $ 152,907
                                                                                         =========    =========


See accompanying notes.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets and Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 2000 included in Corus' Annual Report and Form 10-K for the year ended December 31, 2000. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.   New Accounting Standards

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The adoption of SFAS No. 140 is not expected to have a material impact on the Company.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued effective for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements were effective for Corus for the fiscal quarter beginning January 1, 2001.

3.   Segment Reporting

     The following reflects the disclosure requirements set forth by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". For purposes of this statement, Management has determined that Commercial Lending, Consumer Lending, Retail Banking and Corporate Support are the primary operating segments of the Company. Prior period amounts have been restated to reflect the current segment presentation.

     Commercial Lending derives its revenues from interest and fees on loans made to businesses. The loan products include, among others, commercial real estate mortgage term loans, construction loans, and funding of the currency exchange businesses.

     Consumer Lending is composed of home equity, student, residential mortgage, medical finance and other loans to individual borrowers. Revenues of this segment are from interest and fees on the loans.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Retail Banking segment provides general banking services such as checking, savings, money market and time deposit accounts as well as a variety of other services. Revenues for Retail Banking are derived from credit for funds provided to the other segments, as well as fees related to banking services.

     Corporate Support includes the net effect of support units after revenue and expense allocations, treasury management, and other corporate activities. Revenues primarily relate to dividends from the Company's investment in the common stocks of financial industry companies and the net effect of transfer pricing related to loan and deposit balances. In addition, revenues include realized gain/(losses) on the sale of equity securities. Corporate Support also incorporates the difference between the Company's reported provision for credit losses, which is determined in accordance with generally accepted accounting principles, and the credit provisions allocated to the reportable business units.

     Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits, and other liabilities and their related income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities. The provision for credit losses recorded by each operating segment is based on the net charge-offs incurred by each line of business. Income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Expenses incurred by centrally managed operations units that directly support business lines' operations are charged to the business lines based on standard unit costs and volume measurements. Capital is allocated to each line of business, including both on and off-balance sheet items, based on its inherent risks, including credit, operational, and other business risks. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change.

     Following is a summary of significant segment information, as required by SFAS No. 131:



FOR THE THREE MONTHS ENDED MARCH 31, 2001

(Dollars in thousands)    Commercial    Consumer       Retail       Corporate      Inter-segment
                           Lending       Lending       Banking       Support       Eliminations      Consolidated
                         -----------   -----------   -----------   ------------    -------------     ------------
Total Revenues(1)       $    13,460    $     3,837   $    13,911    $     3,556    $      --         $    34,764
Net Income                    5,804            211         5,910          2,297           --              14,222
Total Average Assets      1,669,909        309,490     2,211,604        333,115     (1,929,195)        2,594,923


FOR THE THREE MONTHS ENDED MARCH 31, 2000

(Dollars in thousands)    Commercial     Consumer      Retail       Corporate      Inter-segment
                           Lending       Lending       Banking       Support       Eliminations      Consolidated
                         -----------   -----------   -----------   ------------    -------------     ------------
Total Revenues(1)        $     9,686   $     4,196   $    15,142    $       197    $      --          $    29,221
Net Income                     3,796           272         7,069            433           --               11,570
Total Average Assets       1,301,676       746,978     2,175,181        141,353     (1,900,333)         2,464,855



(1) Net interest income before provision for loan losses plus noninterest income.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Statement of Financial Accounting Standards No. 133/138 ("SFAS 133/138")

     The statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the results of the hedged item or deferred through recognition in a component of other comprehensive income. Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly to income. The Statements were effective for Corus beginning January 1, 2001.

     Corus utilizes interest rate fixed-to-floating swaps and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. For the 1st quarter of 2001, all but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. In addition, the basis swaps are not being accounted for under hedge accounting.

     For the three months ended March 31, 2001, included in net interest income is a net gain of $114,000 relating to the ineffectiveness of the fair value hedges. In addition, a $264,000 expense is included in securities gains/(losses) representing the net market adjustment for non-hedge derivatives.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


OPERATING RESULTS

For the three months ended March 31, 2001, net income was $14.2 million, or $0.99 per share on a diluted basis, an increase of 22.9% from net income of $11.6 million, or $0.80 per share on a diluted basis, in 1999.

Earnings for the first quarter of 2001 represented annualized returns of 13.9% on equity (ROE) and 2.2% on assets (ROA) compared to 14.3% and 1.9% for the same period in 2000.

Net Interest Income

The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

During the three months ended March 31, 2001, Corus' net interest margin increased, versus the prior year, by 12 basis points. This increase was driven primarily by the continued growth in Corus' highest yielding asset, commercial real estate ("CRE") loans. The average outstanding balance of CRE loans grew by nearly $300 million or 30% vs. the prior year. This increase is the direct result of Corus' continued focus in this area.

Noninterest Income

For the three months ended March 31, 2001, noninterest income was $4.9 million, representing an increase of $2.9 million compared to the same period in 2000. This increase was primarily the result of security gains of $0.9 million compared to losses of $1.5 million in the first quarter of 2000. The 2001 gains consisted of net gains from both the stock portfolio of $0.6 million and from other securities of an additional $0.6 million reduced by $0.3 million related to the net impact of Statement of Financial Accounting Standards No. 133/138.

Additionally, other noninterest income increased $0.9 million, due to fees received from a temporary servicing agreement related to the sale of the majority of student loans in December of 2000. This source of income, together with the related expenses, is expected to cease in the second quarter of 2001, when the final sale is completed. Offsetting these increases was the absence of Trust and Investment Management income due to the sale of that business in 2000.

Noninterest Expense

For the three months ended March 31, 2001, noninterest expense increased by $1.3 million compared to 2000. This increase was caused primarily by higher bonus accruals, commensurate with the growth in commercial real estate loans, and other employee benefits. In addition, net occupancy costs increased due to increases in the cost of natural gas and real estate taxes. Finally the first quarter of 2001 compared unfavorably to the same quarter of 2000 due to the impact in 2000 of the $600,000 reversal related to the student loan lawsuit settlement. These increases were partially offset by savings related to the sale of the Trust and Investment Management business in October 2000.


AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED MARCH 31
                                                                -------------------------------------------------------------------
                                                                             2001                               2000
                                                                -------------------------------------------------------------------
                                                                                       AVERAGE                             AVERAGE
                                                                AVERAGE                YIELD/      AVERAGE                  YIELD/
(Dollars in thousands)                                          BALANCE      INTEREST   COST       BALANCE       INTEREST    COST
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
   Federal funds sold                                          $ 513,941     $ 7,069    5.50%        $ 61,413       $ 878    5.72%
   Taxable securities other than common stocks                   194,983       3,125    6.41%         360,727       5,405    5.99%
   Common stocks (1)                                             165,020       1,443    3.50%         159,963       1,734    4.34%
   Tax-advantaged securities (2)                                   1,243          28    9.15%           1,241          29    9.35%
   Trading account securities                                      6,425          76    4.71%           7,459         122    6.54%
   Loans, net of unearned discount (2)(3)(4)                   1,602,115      42,153   10.52%       1,743,647      43,528    9.99%
-------------------------------------------------------------------------------------             ------------------------
      Total earning assets                                     2,483,727      53,894    8.68%       2,334,450      51,696    8.86%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                   86,604                               90,597
   Allowance for loan losses                                     (40,441)                             (31,908)
   Premises and equipment, net                                    31,656                               33,691
   Other assets, including goodwill                               33,377                               38,025
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                           $ 2,594,923                          $ 2,464,855
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                                       $ 990,549    $ 11,892    4.80%       $ 918,664    $ 12,374    5.39%
   NOW deposits                                                  107,293         422    1.57%          93,105         373    1.60%
   Savings deposits                                              147,234         959    2.61%         158,221       1,035    2.62%
   Time deposits                                                 633,582       9,695    6.12%         663,356       9,427    5.68%
-------------------------------------------------------------------------------------             ------------------------
      Total interest-bearing deposits                          1,878,658      22,968    4.89%       1,833,346      23,209    5.06%

   Short-term borrowings                                           1,720          48   11.08%           5,571          80    5.74%
   Federal Home Loan Bank advances                                40,000         579    5.79%          40,000         611    6.11%
-------------------------------------------------------------------------------------             ------------------------
      Total interest-bearing liabilities                       1,920,378      23,595    4.91%       1,878,917      23,900    5.09%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                  215,151                              219,807
   Other liabilities                                              51,257                               41,332
   Shareholders' equity                                          408,137                              324,799
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $ 2,594,923                          $ 2,464,855
-----------------------------------------------------------------------------------------------------------------------------------

Interest income/average earning assets                       $ 2,483,727    $ 53,894    8.68%     $ 2,334,450    $ 51,696    8.86%
Interest expense/average interest-bearing liabilities        $ 1,920,378      23,595    4.91%     $ 1,878,917      23,900    5.09%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         $ 30,299    3.77%                    $ 27,796    3.77%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                      4.88%                                4.76%
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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000



FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


(Dollars in thousands)                    March 31, 2001          December 31, 2000               March 31, 2000
                                       Amount       Percent     Amount        Percent        Amount          Percent
                                      ----------------------   -----------------------      -------------------------
Loans                                 $1,697,574      69%      $1,551,880        63%        $1,784,790           73%
Securities other than common stocks      145,449       6          287,226        12            403,305           17
Common stocks                            156,991       6          160,943         6            169,651            7
Federal funds sold                       474,350      19          458,450        19             77,875            3
                                      ------------------       --------------------         -----------------------
Total                                 $2,474,364     100%      $2,458,499       100%        $2,435,621          100%
                                      ==================       ====================         =======================


Loans

The following table details the composition of Corus' loan portfolio:

(Dollars in thousands)                    March 31, 2001          December 31, 2000               March 31, 2000
                                       Amount       Percent     Amount        Percent        Amount          Percent
                                      ----------------------   -----------------------      -------------------------
Loans:
  Commercial Real Estate:
     Mortgage                        $  702,555         41%     $  655,148        42%         $  560,875         31%
     Construction                       634,867         37         534,832        34             427,884         24
  Home equity                           112,603          7         117,858         8             130,457          7
  Student                                85,334          5          63,096         4             459,364         26
  Commercial                             77,235          5          91,093         6              98,431          6
  Residential first mortgage             66,354          4          71,197         5              88,316          5
  Medical finance & consumer             18,626          1          18,656         1              21,463          1
                                     ---------------------      --------------------          ---------------------
Total Loans                          $1,697,574        100%     $1,551,880       100%         $1,784,790        100%
                                     =====================      ====================          =====================


Total loans have decreased from the prior year by $87.2 million, or 4.9%. This is primarily due to the sale of approximately $400 million of student loans in December of 2000, offset by an increase in commercial real estate loans of $348.7 million. The sale was a result of a strategic decision to exit the student loan business and reinvest deposits in more profitable commercial real estate loans. The $147 million increase compared to December 31, 2000 reflects the planned increase in commercial real estate loans.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following tables break out commercial real estate loans by property type, location, and size:

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       AS OF MARCH 31, 2001
                                                -----------------------------------------------------------------------
                                                                 LOANS OUTSTANDING                  TOTAL COMMITMENTS
                                                  # OF         ---------------------             ----------------------
                                                 LOANS           AMOUNT        %                  AMOUNT          %
                                                ------         ---------------------             ----------------------
Hotel                                             37            $  360         27%               $  432            22%
Office                                            41               240         18                   471            24
Condo/loft conversion                             25               282         21                   538            27
Rental apartments                                238               137         10                   179             9
Nursing Homes                                     24               107          8                   107             5
Warehouse / Light industrial                      49                71          5                    76             4
Vacant Land                                       23                64          5                    78             4
Retail                                           112                48          4                    49             3
Other                                             37                41          3                    54             3
Deferred Loan Fees / Other Discounts             N/A               (13)        (1)                  (13)           (1)
                                                 ---            -----------------                --------------------
  Total                                          586            $1,337        100%               $1,971           100%
                                                 ===            =================                ====================


COMMERCIAL REAL ESTATE LOANS - BY LOCATION
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       AS OF MARCH 31, 2001
                                                -----------------------------------------------------------------------
                                                                 LOANS OUTSTANDING                  TOTAL COMMITMENTS
                                                  # OF         ---------------------             ----------------------
                                                 LOANS           AMOUNT        %                  AMOUNT          %
                                                ------         ---------------------             ----------------------
Illinois                                          476          $  569            43%              $  773            39%
California                                         33             212            16                  354            18
New York                                           11             122             9                  155             8
Arizona                                             7              80             6                  111             6
Texas                                              13              61             5                  159             8
Indiana                                             4              16             1                   16             1
Other                                              42             290            21                  416            21
Deferred Loan Fees / Other Discounts              N/A             (13)           (1)                 (13)           (1)
                                                  ---          --------------------               --------------------
  Total                                           586          $1,337           100%              $1,971           100%
                                                  ===          ====================               ====================




COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       AS OF MARCH 31, 2001
                                                -----------------------------------------------------------------------
                                                                 LOANS OUTSTANDING                  TOTAL COMMITMENTS
                                                  # OF         ---------------------             ----------------------
                                                 LOANS           AMOUNT        %                  AMOUNT          %
                                                ------         ---------------------             ----------------------
Less than $10 million                            522           $  471            35%             $  557            28%
$10 million to $20 million                        29              275            20                 387            20
$20 million to $30 million                        22              344            26                 540            28
$30 million to $40 million                         9              210            16                 321            16
Over $40 million                                   4               50             4                 179             9
Deferred Loan Fees / Other Discounts             N/A              (13)           (1)                (13)           (1)
                                                 ---           --------------------              --------------------
  Total                                          586           $1,337           100%             $1,971           100%
                                                 ===           ====================              ====================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans. The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $222,000 from 1989 through March 31, 2001. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist forever.


Securities Other Than Common Stocks

At March 31, 2001 total securities other than common stocks were $145 million, a decrease of $142 million, or 49%, compared with $287 million at December 31, 2000.

Common Stocks

At March 31, 2001, Corus had investments in the common stocks of 35 financial industry companies totaling $157 million, including net unrealized gains of $61 million. These investments are included in the available-for-sale classification. At March 31, 2001, the holdings by market capitalization were as follows:


                                                       AMOUNT OF   PERCENTAGE OF
MARKET CAPITALIZATION  (Dollars in thousands)          HOLDINGS     PORTFOLIO
--------------------------------------------------------------------------------

Over $10 billion                                        $ 97,600         62%
Between $5 and $10 billion                                25,360         16
Between $1 and $5 billion                                 15,999         10
Between $500 million and $1 billion                       10,021          7
Under $500 million                                         8,011          5
                                                        -------------------
Total                                                   $156,991        100%
                                                        ===================

During the three months ended March 31, 2001, Corus received dividends on the stock portfolio of $1.0 compared to $1.3 million during the same period in 2000. In addition Corus realized net gains from the bank stock portfolio of $594,000 in the first quarter of 2001 compared to net losses of $1.5 million in the first quarter of 2000.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Overall, Corus' nonperforming assets are essentially flat compared to December 31, 2000 and have decreased significantly versus the prior year. The year-over-year declines are evident across nearly all categories, as shown below:


--------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
--------------------------------------------------------------------------------

                                             MARCH 31   DECEMBER 31  MARCH 31
        (Dollars in thousands)                 2001       2000         2000
                                             --------   -----------  --------
Nonperforming loans:
  Residential first mortgage                 $ 3,089      $ 3,391    $ 4,783
  Home equity                                    781          832        836
  Medical finance                                400          555        460
  Commercial real estate                         392          132      1,754
  Student loans                                  275          147        228
  Commercial                                      57           40        329
  Consumer                                        22           47          1
                                             -------      -------    -------
Total nonperforming loans                      5,016        5,144      8,391
  Other real estate owned                      1,203        1,200      2,900
                                             -------      -------    -------
Total nonperforming assets                   $ 6,219      $ 6,344    $11,291
                                             =======      =======    =======

Nonaccrual loans included in
  nonperforming loans above                  $ 1,214      $ 1,300    $ 2,290

90 days or more past due loans included in
  nonperforming loans above                  $ 3,739      $ 3,781    $ 5,775

Nonperforming loans/Total loans                 0.30%        0.33%      0.47%
Nonperforming assets/Total assets               0.24%        0.24%      0.44%


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At March 31, 2001, other real estate owned was comprised of one commercial real estate property with a book value of $57,000 and 13 residential properties with aggregate book values of $1.1 million. During the first quarter of 2001, Corus sold two residential properties with aggregate book values of $243,000 for a net gain of $39,000. There was also a writedown of $14,000 on residential property during the first quarter.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $12.7, $16.7 and $22.6 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at March 31, 2001. A reconciliation of the activity in the allowance for loan losses is as follows:


                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                             ---------------------------
     (Dollars in thousands)                      2001           2000
                                             ---------------------------
Balance at beginning of period               $    39,601     $    32,090
Provision for loan losses                           --              --
Less charge-offs:
  Home equity loans                                  775           1,172
  Student loans                                      103              74
  Consumer loans                                      48              14
  Commercial loans                                     4             116
  Commercial real estate loans                      --              --
  Residential first mortgage loans                  --              --
                                             ---------------------------
Total charge-offs                                    930           1,376
                                             ---------------------------
Add recoveries:
  Student loans                                    2,200              22
  Home equity loans                                  324             540
  Consumer loans                                      24              12
  Commercial loans                                     1              11
  Commercial real estate loans                      --                18
  Residential first mortgage loans                    (1)           --
                                             ---------------------------
Total recoveries                                   2,548             603
                                             ---------------------------
Net recoveries/(charge-offs)                       1,618            (773)
                                             ---------------------------

Balance at March 31                          $    41,219     $    31,317
                                             ===========================

Loans at March 31                            $ 1,697,574     $ 1,784,790
                                             ===========================
Allowance as a percentage of loans                  2.43%           1.75%
                                             ===========================


Year-to-date, Corus has recovered $2.2 million of previously charged off student loans relating to the settlement of the lawsuit in 2000. The 2001 recoveries, combined with the $10.3 million recovered in 2000, bring the total recoveries thus far to $12.5 million. Overall, Corus estimates that it will be able to submit and receive additional guarantee payments of approximately $1 million.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Liabilities

The following table details the composition of deposit products by type:


                          MARCH 31    December 31    March 31
                            2001         2000          2000
                          --------    -----------    --------

Money Market               47%           47%            46%
Certificates of Deposit    30            30             32
Demand                     11            11             10
Savings                     7             7              7
NOW                         5             5              5
                          ---           ---            ---
Total                     100%          100%           100%
                          ===           ===            ===


At March 31, 2001, December 31, 2000 and March 31, 2000, Corus had retail certificates of deposit obtained from brokers of $245, $245 and $312 million, respectively.

Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 14.18% at March 31, 2001, in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 16.22% and 18.69%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "target," "forecasts" or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

         - Corus' ability to increase the commercial real estate portfolio with available deposits;

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

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Market Risk Management

Corus' operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus' asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating funding requirements. Corus utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model uses income simulation to quantify the effects of various interest rate scenarios on the projected net interest income over a five-year period. Factored into the modeling is the use of derivative financial instruments, which may include interest rate swaps, floors and options. The indices of these derivatives correlate to on-balance sheet instruments and modify net interest sensitivity to levels deemed to be appropriate based on the current economic outlook.

Interest rate sensitivity as of March 31, 2001 is as follows:


Rate Shock Amount (1)                       (2.0)%    (1.0)%   0.0 %   1.0 %  2.0 %
                                            ------    ------   -----   -----  -----
Percent change in the next 12 month's
   net interest income vs. constant rates   (5.3)%    (2.9)%     --    2.2%   5.6%

(1) These "shocks" represent instantaneous changes from current rates.

Overall, Corus' projected one-year sensitivity to interest rates has not changed materially since reported in its latest annual Form 10-K filing.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $157.0 million, including net unrealized gains of $60.8 million. This price risk does not have a direct effect on the net income of Corus, although would reduce any gains which may be taken on the sale of certain equity securities in the future.

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

ITEM 5: OTHER INFORMATION.

None.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

3a Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form S-8 filing dated May 22, 1998.

3b By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998.

11        Computation of Net Income per Common Share.

15        Report on unaudited interim financial information.


(b) Reports on Form 8-K.

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     CORUS BANKSHARES, INC.
                                                        (Registrant)



     May 11, 2001                                    By: /s/ Michael E. Dulberg
                                                        ------------------------
                                                        Michael E. Dulberg
                                                        First Vice President
                                                        and Chief Accounting
                                                        Officer

                                                       (Principal Accounting
                                                        Officer and duly
                                                        authorized Officer of
                                                        Registrant)