Form 10-Q
period 2001-06-30
CORUS BANKSHARES INC
filed 2001-08-06
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

     As of July 31, 2001, the Registrant had 14,132,740 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2001



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.  Financial Statements .............................................  1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................... 9-19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .......   20

                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................   21

ITEM 2.  Changes in Securities and Use of Proceeds ........................   21

ITEM 3.  Defaults Upon Senior Securities ..................................   21

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............   21

ITEM 5.  Other Information ................................................   21

ITEM 6.  Exhibits and Reports on Form 8-K .................................   22

         Signatures .......................................................   23

         Exhibit 11 - Computation of Net Income per Share .................   24

         Exhibit 15 - Report on Unaudited Interim Financial Information ...   25

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     JUNE 30       December 31      June 30
(Dollars in thousands)                                                2001            2000            2000
                                                                   -----------     -----------     -----------
Assets
      Cash and due from banks - noninterest bearing                $   118,242     $   111,115     $    80,442
      Federal funds sold overnight                                     536,000         458,450               -
      Securities:
          Available-for-sale, at fair value                            412,368         441,977         531,008
          (amortized costs of $336,431, $377,654 and $500,112)
          Held-to-maturity, at amortized cost                            6,045           6,192           6,479
          (fair value of $6,121, $6,267 and $6,538)
                                                                   -----------     -----------     -----------
          Total Securities                                             418,413         448,169         537,487
      Loans, net of unearned discount                                1,700,887       1,551,880       1,841,218
          Less: Allowance for loan losses                               41,539          39,601          32,129
                                                                   -----------     -----------     -----------
          Net Loans                                                  1,659,348       1,512,279       1,809,089
      Premises and equipment, net                                       30,955          31,691          32,717
      Accrued interest receivable and other assets                      21,356          31,285          33,495
      Goodwill, net of accumulated amortization                          5,001           5,478           8,453
                                                                   -----------     -----------     -----------
Total Assets                                                       $ 2,789,315     $ 2,598,467     $ 2,501,683
                                                                   ===========     ===========     ===========

Liabilities and Shareholders' Equity
      Deposits:
          Noninterest-bearing                                      $   245,073     $   227,412     $   207,814
          Interest-bearing                                           1,995,969       1,880,218       1,831,057
                                                                   -----------     -----------     -----------
          Total Deposits                                             2,241,042       2,107,630       2,038,871
      Other borrowings                                                  75,877           1,085          51,897
      Federal Home Loan Bank advances                                        -          40,000          40,000
      Accrued interest payable and other liabilities                    38,396          47,399          27,264
                                                                   -----------     -----------     -----------
Total Liabilities                                                    2,355,315       2,196,114       2,158,032
Shareholders' Equity
      Common stock (par value $0.05 per share,
          50,000,000 shares authorized; 14,132,740, 14,143,140
          and 14,305,440 shares outstanding, respectively)                 707             707             715
      Surplus                                                           12,540          12,549          10,811
      Retained earnings                                                371,394         347,288         312,044
      Accumulated other comprehensive income                            49,359          41,809          20,081
                                                                   -----------     -----------     -----------
Total Shareholders' Equity                                             434,000         402,353         343,651

                                                                   -----------     -----------     -----------
Total Liabilities and Shareholders' Equity                         $ 2,789,315     $ 2,598,467     $ 2,501,683
                                                                   ===========     ===========     ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                                June 30                    June 30
                                                        -----------------------     -----------------------
(In thousands, except per share data)                     2001          2000          2001          2000
                                                        ---------     ---------     ---------     ---------
Interest Income Interest and fees on loans:
          Taxable                                       $  39,440     $  46,465     $  81,401     $  89,730
          Tax-advantaged                                      105           176           229           347
     Federal funds sold                                     5,938           394        13,007         1,271
     Securities:
          Taxable                                           2,091         7,129         5,216        12,534
          Tax-advantaged                                       18            18            37            38
          Dividends                                         1,112         1,263         2,160         2,522
          Trading account                                     181             -           257           122
                                                        ---------     ---------     ---------     ---------
Total Interest Income                                      48,885        55,445       102,307       106,564

Interest Expense
     Deposits                                              21,014        25,046        43,982        48,254
     Federal funds purchased                                    2           192             3           233
     Other borrowings                                         229            42           276            82
     Federal Home Loan Bank advances                           69           632           648         1,243
                                                        ---------     ---------     ---------     ---------
Total Interest Expense                                     21,314        25,912        44,909        49,812

Net Interest Income                                        27,571        29,533        57,398        56,752

Provision for loan losses                                       -             -             -             -
                                                        ---------     ---------     ---------     ---------

Net Interest Income After Provision for Loan Losses        27,571        29,533        57,398        56,752
Noninterest Income
     Service charges on deposit accounts                    2,670         2,399         5,351         4,871
     Securities gains/(losses), net                         1,247         7,464         2,046         5,881
     Gain on dispositions of loans                            285             -           285             -
     Gain on sale of student loans                          2,201             -         2,201             -
     Trust and investment management services                   -           519             -         1,113
     Other income                                           2,249           671         3,705         1,189
                                                        ---------     ---------     ---------     ---------
Total Noninterest Income                                    8,652        11,053        13,588        13,054
Noninterest Expense
     Salaries and employee benefits                         8,547         7,576        16,628        14,941
     Net occupancy                                          1,083         1,036         2,258         1,975
     Data processing                                          684           605         1,360         1,226
     Depreciation - furniture & equipment                     523           562           997         1,122
     Goodwill amortization                                    179           287           417           574
     Student loan lawsuit settlement                            -             -             -          (600)
     Other expenses                                         2,663         2,563         5,158         5,214
                                                        ---------     ---------     ---------     ---------
Total Noninterest Expense                                  13,679        12,629        26,818        24,452
                                                        ---------     ---------     ---------     ---------
Income Before Income Taxes                                 22,544        27,957        44,168        45,354
Income tax expense                                          7,822         9,549        15,224        15,376
                                                        ---------     ---------     ---------     ---------
Net Income                                              $  14,722     $  18,408     $  28,944     $  29,978

Net income per share:
     Basic                                              $    1.04     $    1.28     $    2.05     $    2.09
     Diluted                                                 1.02          1.28          2.02          2.09

Cash dividends declared per common share                $   0.155     $   0.150     $   0.305     $   0.295

Average common shares outstanding:
     Basic                                                 14,139        14,347        14,141        14,358
     Diluted                                               14,364        14,363        14,354        14,373

See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                                          Common                     Retained      Comprehensive
(Dollars in thousands, except per share data)              Stock        Surplus      Earnings         Income           Total
                                                         ---------     ---------     ---------     -------------     ---------
Balance at December 31, 2000                             $     707     $  12,549     $ 347,288       $  41,809       $ 402,353

Net income                                                                              28,944                          28,944
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                                7,550           7,550
                                                                                                                     ---------
Comprehensive income                                                                                                    36,494
                                                                                                                     ---------

Retirement of common shares                                      -            (9)         (527)                           (536)

Cash dividends declared on common stock,
  $0.305 per common share                                                               (4,311)                         (4,311)
                                                         ---------     ---------     ---------       ---------       ---------

Balance at June 30, 2001                                 $     707     $  12,540     $ 371,394       $  49,359       $ 434,000
                                                         =========     =========     =========       =========       =========

See accompanying notes.


                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                                                               Accumulated
                                                                                                  Other
                                                          Common                   Retained    Comprehensive
(Dollars in thousands, except per share data)             Stock        Surplus     Earnings       Income            Total
                                                         --------     --------     ---------   -------------      ---------
Balance at December 31, 1999                             $    718     $ 10,859     $ 287,842       $  28,406      $ 327,825

Net income                                                                            29,978                         29,978
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                             (8,325)        (8,325)
                                                                                                                  ---------
Comprehensive income                                                                                                 21,653
                                                                                                                  ---------

Retirement of common shares                                    (3)         (48)       (1,546)                        (1,597)

Cash dividends declared on common stock,
  $0.295 per common share                                                             (4,230)                        (4,230)
                                                         --------     --------     ---------       ---------      ---------

Balance at  June 30, 2000                                $    715     $ 10,811     $ 312,044       $  20,081      $ 343,651
                                                         ========     ========     =========       =========      =========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

Six months ended June 30                                                                        2001               2000
                                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                    $  28,944         $  29,978
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                                1,655             1,731
     Accretion of investment and loan discounts                                                    (393)           (4,160)
     Goodwill amortization                                                                          417               574
     Deferred income tax benefit                                                                 (1,565)           (1,671)
     Securities gains, net                                                                       (2,046)           (5,881)
     Gain on dispositions of student loans                                                         (285)                -
     Deferred compensation                                                                        1,200             1,090
     Gain on sale of student loans                                                               (2,201)                -
     Gain on sale of fixed assets                                                                  (724)                -
     Decrease (increase) in accrued interest receivable and other assets                         10,543            (1,266)
     Decrease in accrued interest payable and other liabilities                                 (13,310)           (7,104)
                                                                                              ---------         ---------
         Net cash provided by operating activities                                               22,235            13,291

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                                        156               200
     Proceeds from maturities of available-for-sale securities                                   62,601           232,989
     Proceeds from sales of available-for-sale securities                                        88,268            34,271
     Purchases of available-for-sale securities                                                (108,339)         (315,650)
     Proceeds from sale of loans                                                                 65,430                 -
     Purchases of loans                                                                               -            (5,963)
     Net increase in loans                                                                     (212,369)         (112,073)
     Bad debt recoveries                                                                          3,598             2,290
     Purchases of premises and equipment, net                                                    (1,219)             (568)
     Purchases of minority interest and additional consideration for bank subsidiaries               60               (15)
     Proceeds from sale of fixed assets                                                             831                 -
                                                                                              ---------         ---------
         Net cash used in investing activities                                                 (100,983)         (164,519)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in deposit accounts                                                               133,412            74,451
     Maturity of Federal Home Loan Bank advances                                                (40,000)                -
     Increase in other borrowings                                                                74,792            45,031
     Retirements of common shares                                                                  (536)           (1,597)
     Cash dividends paid on common shares                                                        (4,243)           (4,231)
                                                                                              ---------         ---------
         Net cash provided by financing activities                                              163,425           113,654
                                                                                              ---------         ---------

Net increase (decrease) in cash and cash equivalents                                             84,677           (37,574)
Cash and cash equivalents at January 1                                                          569,565           118,016
                                                                                              ---------         ---------

Cash and cash equivalents at June 30                                                          $ 654,242         $  80,442
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

2.   New Accounting Standards

     In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 is effective for Corus for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

     Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December, 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required. SFAS No. 142 is effective for Corus for the fiscal quarter beginning January 1, 2002. Corus has not yet quantified the impact of adopting this statement on its financial position or results of its operations.

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement was effective for Corus for the fiscal quarter beginning April 1, 2001.

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

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED JUNE 30, 2001

(Dollars in thousands)    Commercial      Consumer         Retail         Corporate    Inter-segment
                           Lending         Lending         Banking         Support      Eliminations      Consolidated
                         -----------     -----------     -----------     -----------   -------------      ------------
Total Revenues(1)        $    13,953     $     4,293     $    11,413     $     6,564     $         -      $    36,223
Net Income                     5,887             642           4,133           4,060               -           14,722
Total Average Assets       1,766,797         245,487       2,271,116         371,939      (1,990,336)       2,665,003

FOR THE THREE MONTHS ENDED JUNE 30, 2000

(Dollars in thousands)    Commercial      Consumer         Retail         Corporate    Inter-segment
                           Lending         Lending         Banking         Support      Eliminations      Consolidated
                         -----------     -----------     -----------     -----------   -------------      ------------
Total Revenues(1)        $    11,635     $     3,963     $    15,670     $     9,318     $         -      $    40,586
Net Income                     5,229             271           7,311           5,597               -           18,408
Total Average Assets       1,358,681         738,574       2,256,249         178,740      (1,976,941)       2,555,303


FOR THE SIX MONTHS ENDED JUNE 30, 2001

(Dollars in thousands)    Commercial      Consumer         Retail         Corporate    Inter-segment
                           Lending         Lending         Banking         Support      Eliminations      Consolidated
                         -----------     -----------     -----------     -----------   -------------      ------------
Total Revenues(1)        $    27,413     $     8,130     $    25,324     $    10,119           $   -      $    70,986
Net Income                    11,691             853          10,043           6,357               -           28,944
Total Average Assets       1,718,621         277,312       2,241,524         352,634      (1,959,934)       2,630,157

FOR THE SIX MONTHS ENDED JUNE 30, 2000

(Dollars in thousands)    Commercial      Consumer         Retail         Corporate    Inter-segment
                           Lending         Lending         Banking         Support      Eliminations      Consolidated
                         -----------     -----------     -----------     -----------   -------------      ------------
Total Revenues(1)        $    21,321     $     8,159     $    30,812     $     9,514             $ -      $    69,806
Net Income                     9,025             543          14,380           6,030               -           29,978
Total Average Assets       1,330,179         742,776       2,215,715         160,046      (1,938,637)       2,510,079

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

     Corus utilizes interest rate fixed-to-floating swaps and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. For the 1st half of 2001, all but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. In addition, the basis swaps are not being accounted for under hedge accounting.

     In the second quarter of 2001, Corus recorded net FAS 133/138 income of $1.2 million, which consisted of a $28,000 expense included in net interest income and $1.3 million of income included in Securities gains/(losses). Year-to-date, application of FAS 133/138 resulted in increases in both net interest income and Securities gains/(losses) of $86,000 and $1.0 million, respectively, for a net increase of approximately $1.1 million.


5.   Debt and Long-Term Obligations

     On June 26, 2001, Corus entered into an agreement to borrow $70 million, consisting of a term note in the amount of $50 million and a revolving note in the amount of $20 million, both at an effective interest rate equal to LIBOR plus 150 basis points, adjusted quarterly. Both loans mature on June 25, 2004, and either loan may be prepaid at any time without premium or penalty, except for certain yield maintenance charges not to exceed 3 months interest. Minimum principal repayment of the term loan is $1.0 million quarterly beginning September 30, 2001 and the revolving loan is payable upon maturity. Interest is payable quarterly. In addition, a fee at an annual rate of 1/4% of the average unused revolving note commitment is due quarterly.

     Among other restrictions, the terms of the loan require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the Allowance for Loan Losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


OPERATING RESULTS

For the three months ended June 30, 2001, net income was $14.7 million, or $1.02 per share on a diluted basis, a decrease of 20.0% from net income of $18.4 million, or $1.28 per share on a diluted basis, in 2000. For the six months ended June 30, 2001, net income was $28.9 million, or $2.02 per share on a diluted basis, a decrease of 3.4% from net income of $30.0 million, or $2.09 per share on a diluted basis, in 2000.


Earnings for the second quarter of 2001 represented annualized returns of 14.1% on equity (ROE) and 2.2% on assets (ROA) compared to 21.6% and 2.9% for the same period in 2000. Earnings for the six months ended June 30, 2001 represented annualized returns of 14.0% on equity (ROE) and 2.2% on assets (ROA) compared to 18.0% and 2.4% for the same period in 2000

Net Interest Income

The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

During the three and six months ended June 30, 2001, Corus' net interest margin decreased, versus the prior year, by 61 and 25 basis points, respectively. These decreases resulted primarily from the dramatic decline in market interest rates during the first half of 2001. Although the mix of our loan portfolio improved, as we continued to shift to higher yielding commercial real estate loans, the rates we paid on deposits did not decline in-step with market rates, which had a negative effect on net interest margins.

For the second quarter of 2001, our average yield on all liabilities was 3.89%. This yield was 0.16% greater than the average yield on 3-month Treasuries for that same time period. In sharp contrast, our historical liability cost has run more than 1.0% less than the average yield on 3-month Treasuries - a difference in excess of 1.16%. The table below provides a summary of the average yields, and corresponding spreads to 3-month Treasury yields, on our liabilities for the second quarter of 2001 versus the same period of 2000 (dollars in millions):

                                                    2Q 2001            2Q 2000
                                                   ---------          --------
Total interest expense                             $    21.3          $   25.9
Annualized interest expense                        $    85.5          $  103.6
Total average liabilities                          $   2,198          $  2,176
Average yield on liabilities                           3.89%             4.76%
Average 3-month Treasury yield                         3.73%             5.87%
Cost of liabilities as a spread to Treasuries         +0.16%            -1.11%

The difference between the two period's cost of liabilities was therefore 1.27%. With average liabilities during the second quarter 2001 of basically $2.2 billion dollars, this 1.27% difference means that had the cost of liabilities, as a spread to Treasuries, in the second quarter 2001 been the same as in the second quarter 2000, then the interest expense in second quarter 2001 would have been nearly $7 million dollars lower.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED JUNE 30
                                                           -------------------------------------------------------------------------
                                                                               2001                               2000
                                                           -------------------------------------------------------------------------
                                                                                        AVERAGE                             AVERAGE
                                                                 AVERAGE                 YIELD/    AVERAGE                   YIELD/
(Dollars in thousands)                                           BALANCE     INTEREST     COST     BALANCE      INTEREST      COST
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning Assets:
   Federal funds sold                                           $  557,788    $ 5,938     4.26%   $   25,805    $    394      6.11%
   Taxable securities other than common stocks                     141,895      2,091     5.89%      448,255       7,129      6.36%
   Common stocks (1)                                               162,690      1,531     3.76%      162,882       1,739      4.27%
   Tax-advantaged securities (2)                                     1,243         28     9.15%        1,243          28      9.01%
   Trading account securities                                       21,579        182     3.36%            -           -         -%
   Loans, net of unearned discount (2) (3)                       1,692,337     39,600     9.36%    1,796,991      46,737     10.40%
--------------------------------------------------------------------------------------           ------------------------
      Total earning assets                                       2,577,532     49,370     7.66%    2,435,176      56,027      9.20%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                     73,157                            74,919
   Allowance for loan losses                                       (41,613)                          (31,273)
   Premises and equipment, net                                      31,399                            33,164
   Other assets, including goodwill                                 24,528                            43,317
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                              $2,665,003                        $2,555,303
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                                        $  993,907    $ 9,457     3.81%   $  950,767    $ 13,322      5.60%
   NOW deposits                                                    110,250        401     1.45%       96,054         384      1.60%
   Savings deposits                                                148,224        910     2.46%      156,128       1,023      2.62%
   Time deposits                                                   694,453     10,246     5.90%      691,404      10,317      5.97%
--------------------------------------------------------------------------------------           ------------------------
      Total interest-bearing deposits                            1,946,834     21,014     4.32%    1,894,353      25,046      5.29%

   Borrowings                                                       19,955        299     5.99%       14,087         234      6.64%
   Federal Home Loan Bank advances                                   4,835         69     5.71%       40,000         632      6.32%
--------------------------------------------------------------------------------------           ------------------------
      Total interest-bearing liabilities                         1,971,624     21,382     4.34%    1,948,440      25,912      5.32%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                    226,831                           227,731
   Other liabilities                                                48,298                            38,012
   Shareholders' equity                                            418,250                           341,120
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                 $2,665,003                        $2,555,303
====================================================================================================================================

Interest income/average earning assets                          $2,577,532    $49,370     7.66%   $2,435,176    $ 56,027      9.20%
Interest expense/average interest-bearing liabilities           $1,971,624     21,382     4.34%   $1,948,440      25,912      5.32%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                           $27,988     3.32%                 $ 30,115      3.88%
====================================================================================================================================

Net interest margin                                                                       4.34%                               4.95%
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

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED JUNE 30
                                                          -------------------------------------------------------------------------
                                                                             2001                              2000
                                                          -------------------------------------------------------------------------
                                                                                      AVERAGE                             AVERAGE
                                                              AVERAGE                  YIELD/       AVERAGE                YIELD/
(Dollars in thousands)                                        BALANCE      INTEREST    COST         BALANCE   INTEREST      COST
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
   Federal funds sold                                       $  535,986     $ 13,007     4.85%     $   43,609   $  1,271      5.83%
   Taxable securities other than common stocks                 168,293        5,216     6.20%        404,490     12,534      6.20%
   Common stocks (1)                                           163,848        2,974     3.63%        161,423      3,473      4.30%
   Tax-advantaged securities (2)                                 1,243           57     9.15%          1,242         58      9.34%
   Trading account securities                                   14,043          257     3.66%          3,730        122      6.54%
   Loans, net of unearned discount (2) (3)                   1,647,475       81,753     9.92%      1,770,319     90,264     10.20%
------------------------------------------------------------------------------------           -------------------------
      Total earning assets                                   2,530,888      103,264     8.16%      2,384,813    107,722      9.03%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                 79,844                                82,758
   Allowance for loan losses                                   (41,030)                              (31,591)
   Premises and equipment, net                                  31,527                                33,427
   Other assets, including goodwill                             28,928                                40,672
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                          $2,630,157                            $2,510,079
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                                    $  990,006     $ 21,350     4.31%     $  934,715   $ 25,695      5.50%
   NOW deposits                                                108,780          822     1.51%         94,580        757      1.60%
   Savings deposits                                            147,732        1,869     2.53%        157,174      2,058      2.62%
   Time deposits                                               664,185       19,941     6.00%        677,381     19,744      5.83%
------------------------------------------------------------------------------------           -------------------------
      Total interest-bearing deposits                        1,910,703       43,982     4.60%      1,863,850     48,254      5.18%

   Short-term borrowings                                        10,888          350     6.43%          9,829        315      6.41%
   Federal Home Loan Bank advances                              22,320          648     5.81%         40,000      1,243      6.22%
------------------------------------------------------------------------------------           -------------------------
      Total interest-bearing liabilities                     1,943,911       44,980     4.63%      1,913,679     49,812      5.21%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                223,255                               223,769
   Other liabilities                                            49,755                                39,678
   Shareholders' equity                                        413,236                               332,953
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity             $2,630,157                            $2,510,079
===================================================================================================================================

Interest income/average earning assets                      $2,530,888     $103,264     8.16%     $2,384,813   $107,722      9.03%
Interest expense/average interest-bearing liabilities       $1,943,911       44,980     4.63%     $1,913,679     49,812      5.21%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                        $ 58,284     3.53%                  $ 57,910      3.82%
===================================================================================================================================

Net interest margin                                                                     4.61%                                4.86%
===================================================================================================================================

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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Noninterest Income

For the three months ended June 30, 2001, noninterest income declined by $2.4 million but increased slightly year-to-date. Comparisons to 2000 for both the three and six-month periods were impacted dramatically by gains of $7.5 million and $5.9 million, respectively, achieved in 2000 due to sales related to the bank stock portfolio. By contrast, security gains in 2001 were much lower and resulted largely from the impact of derivative mark-to-market adjustments, required by Statement of Financial Accounting Standards No. 133/138. In addition to the variation in security gains, declines in noninterest income also resulted from the absence of Trust and Investment Management income due to the sale of that business in 2000.

Offsetting the declines in security gains and Trust income was the $2.2 million gain on the final phase of the student loan sale, which was completed in the second quarter of 2001. Including the first phase of the sale completed in late 2000, Corus successfully sold over $460 million of student loans for a net gain of over $25 million.

Other factors offsetting the declines in security gains included a $724,000 gain on the sale of certain property in June 2001, and servicing fees of $612,000 and $1.5 million for the three and six months ended June 30, 2001. The servicing fees relate to a temporary agreement, associated with the sale of the student loan portfolio, which expired in June 2001.


Noninterest Expense

For the three and six months ended June 30, 2001, noninterest expense increased by $1.1 million and $2.4 million, respectively, compared to 2000. This increase was caused primarily by higher bonus accruals, commensurate with the growth in CRE loans, and other employee benefits. In addition, the six months ended June 30, 2001 compared unfavorably to the same period in 2000 due to the impact in 2000 of the $600,000 reversal related to the student loan lawsuit settlement and increases in the cost of natural gas and real estate taxes.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

         (Dollars in thousands)                 JUNE 30, 2001               December 31, 2000              June 30, 2000
                                           AMOUNT         PERCENT         Amount         Percent        Amount         Percent
                                        -------------------------      -------------------------      -------------------------
Loans                                    $1,700,887           64%       $1,551,880           63%       $1,841,218           77%
Securities other than common stocks         248,195            9           287,226           12           402,232           17
Common stocks                               170,218            7           160,943            6           135,255            6
Federal funds sold                          536,000           20           458,450           19                 -            -
                                        -------------------------      -------------------------      -------------------------
Total                                    $2,655,300          100%       $2,458,499          100%       $2,378,705          100%
                                        =========================      =========================      =========================

Loans

The following table details the composition of Corus' loan portfolio:

         (Dollars in thousands)           JUNE 30, 2001                 December 31, 2000               June 30, 2000
                                       AMOUNT        PERCENT          Amount        Percent         Amount         Percent
                                    -------------------------      -------------------------      -------------------------
Loans:
     Commercial Real Estate:
       Mortgage                      $  778,472           46%       $  655,148           42%       $  585,559           32%
       Construction                     643,799           38           534,832           34           482,091           26
     Home equity                        103,159            6           117,858            8           129,443            7
     Commercial                          75,229            4            91,093            6            91,623            5
     Residential first mortgage          62,527            4            71,197            5            80,127            4
     Student                             19,121            1            63,096            4           452,288           25
     Medical finance & consumer          18,580            1            18,656            1            20,087            1
                                    -------------------------      -------------------------      -------------------------
Total Loans                          $1,700,887          100%       $1,551,880          100%       $1,841,218          100%
                                    =========================      =========================      =========================

Total loans have decreased from the prior year by $140.3 million, or 7.6%. This is primarily due to the sale of the majority of the student loan portfolio in December of 2000 and April 2001, offset by an increase in commercial real estate loans of $354.6 million. The sale was a result of a strategic decision to exit the student loan business and reinvest deposits in more profitable commercial real estate loans. The $232.3 million increase compared to December 31, 2000 reflects the planned increase in commercial real estate loans.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The following tables break out commercial real estate loans by property type, location, and size:


COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       AS OF JUNE 30, 2001
                                                -----------------------------------------------------------------------------
                                                                   LOANS OUTSTANDING                 TOTAL COMMITMENTS
                                                  # OF       ------------------------------     -----------------------------
                                                  LOANS             AMOUNT            %                AMOUNT           %
                                                ---------    ------------------------------     -----------------------------
Hotel                                                 37            $  367            26%             $  427            22%
Office                                                46               366            26                 583            29
Condo/loft conversion                                 22               261            18                 469            24
Rental apartments                                    213               137            10                 174             9
Nursing Homes                                         19                98             7                  98             5
Warehouse / Light industrial                          42                47             3                  51             3
Vacant Land                                           22                75             5                  83             4
Retail                                               106                46             3                  47             2
Other                                                 29                39             3                  57             3
Deferred Loan Fees / Other Discounts                N/A                (14)           (1)                (14)           (1)
                                                ---------    ------------------------------     -----------------------------
  Total                                              536            $1,422           100%             $1,975           100%
                                                =========    ==============================     =============================

COMMERCIAL REAL ESTATE LOANS - BY LOCATION
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       AS OF JUNE 30, 2001
                                                -----------------------------------------------------------------------------
                                                                    LOANS OUTSTANDING                 TOTAL COMMITMENTS
                                                 # OF        ------------------------------     -----------------------------
                                                 LOANS              AMOUNT            %                AMOUNT           %
                                                ---------    ------------------------------     -----------------------------
Illinois                                             427            $  523            37%             $  700            35%
California                                            33               235            17                 352            18
New York                                              12               149            10                 172             9
Arizona                                                7                87             6                 109             6
Texas                                                 12                61             4                 134             7
Ohio                                                   5               108             8                 108             5
Other                                                 40               273            19                 414            21
Deferred Loan Fees / Other Discounts                N/A                (14)           (1)                (14)           (1)
                                                ---------    ------------------------------     -----------------------------
  Total                                              536            $1,422           100%             $1,975           100%
                                                =========    ==============================     =============================

COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                       AS OF JUNE 30, 2001
                                                -----------------------------------------------------------------------------
                                                                    LOANS OUTSTANDING                 TOTAL COMMITMENTS
                                                  # OF       ------------------------------     -----------------------------
                                                  LOANS             AMOUNT            %                AMOUNT           %
                                                ---------    ------------------------------     -----------------------------
Less than $10 million                                466            $  396            28%             $  452            23%
$10 million to $20 million                            34               340            24                 449            23
$20 million to $30 million                            22               356            25                 536            27
$30 million to $40 million                             9               215            15                 307            16
Over $40 million                                       5               129             9                 245            12
Deferred Loan Fees / Other Discounts                N/A                (14)           (1)                (14)           (1)
                                                ---------    ------------------------------     -----------------------------
  Total                                              536            $1,422           100%             $1,975           100%
                                                =========    ==============================     =============================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans. The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $212,000 from 1989 through June 30, 2001. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist forever.


Securities Other Than Common Stocks

At June 30, 2001 total securities other than common stocks were $248 million, a decrease of $39 million, or 14%, compared with $287 million at December 31, 2000.


Common Stocks

At June 30, 2001, Corus had investments in the common stocks of 35 financial industry companies totaling $170 million, including net unrealized gains of $74 million. These investments are included in the available-for-sale classification. At June 30, 2001, the holdings by market capitalization were as follows:



                                                         AMOUNT OF           PERCENTAGE OF
MARKET CAPITALIZATION  (Dollars in thousands)             HOLDINGS             PORTFOLIO
----------------------------------------------------------------------------------------------
Over $10 billion                                           $102,532               60%
Between $5 and $10 billion                                   28,362               17
Between $1 and $5 billion                                    17,964               11
Between $500 million and $1 billion                          12,025                7
Under $500 million                                            9,335                5
                                                     -----------------------------------------
Total                                                      $170,218              100%
                                                     =========================================

During the three and six months ended June 30, 2001, Corus received dividends on the stock portfolio of $1.1 million and $2.2 million, respectively, compared to $1.3 million and $2.5 million during the same periods in 2000. In addition Corus realized net gains from the bank stock portfolio of $594,000 in the first half of 2001 compared to net gains of $6.0 million in the first half of 2000.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Overall, Corus' nonperforming assets are slightly higher compared to December 31, 2000 and have decreased significantly versus the prior year. The year-over-year declines are evident across nearly all categories, as shown below:

--------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
--------------------------------------------------------------------------------

                                               JUNE 30   December 31    June 30
            (Dollars in thousands)               2001        2000         2000
                                               -------   -----------    -------
Nonperforming loans:
  Residential first mortgage                   $ 3,039     $ 3,391      $ 4,006
  Commercial real estate                         1,194         132        2,708
  Home equity                                      853         832          881
  Medical finance                                  394         555          441
  Student loans                                    259         147          143
  Commercial                                       141          40          275
  Consumer                                           -          47           44
                                               -------     -------      -------
Total nonperforming loans                        5,880       5,144        8,498
  Other real estate owned                          596       1,200        2,320
                                               -------     -------      -------
Total nonperforming assets                     $ 6,476     $ 6,344      $10,818
                                               =======     =======      =======

Nonaccrual loans included in
  nonperforming loans above                    $ 1,284     $ 1,300      $ 1,379

90 days or more past due loans included in
  nonperforming loans above                    $ 4,536     $ 3,781      $ 6,793

Nonperforming loans/Total loans                   0.35%       0.33%        0.46%
Nonperforming assets/Total assets                 0.23%       0.24%        0.43%


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At June 30, 2001, other real estate owned was comprised of one commercial real estate property with a book value of $57,000 and six residential properties with aggregate book values of $540,000. During the second quarter of 2001, Corus sold eight residential properties with aggregate book values of $753,000 for a net gain of $301,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $5.2, $16.7 and $21.1 million at June 30, 2001, December 31, 2000 and June 30, 2000,
respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at June 30, 2001. A reconciliation of the activity in the allowance for loan losses is as follows:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30                        JUNE 30
                                       --------------------------      --------------------------
       (Dollars in thousands)              2001           2000             2001            2000
                                       --------------------------      --------------------------
Balance at beginning of period         $   41,219      $   31,317      $   39,601      $   32,090
Provision for loan losses                       -               -               -               -
Less charge-offs:
Home equity loans                             626             805           1,401           1,979
Student loans                                 101              50             204             123
Consumer loans                                  -              20              48              33
Commercial loans                                -               -               4             116
Residential first mortgage loans                3               -               3               -
Commercial real estate loans                    -               -               -               -
                                       --------------------------      --------------------------
Total charge-offs                             730             875           1,660           2,251
                                       --------------------------      --------------------------
Add recoveries:
Student loans                                 668           1,253           2,868           1,274
Home equity loans                             352             401             675             942
Consumer loans                                  7              18              32              30
Residential first mortgage loans               13               -              12               -
Commercial real estate loans                   10              15              10              33
Commercial loans                                -               -               1              11
                                       --------------------------      --------------------------
Total recoveries                            1,050           1,687           3,598           2,290
                                       --------------------------      --------------------------
Net recoveries/(charge-offs)                  320             812           1,938              39
                                       --------------------------      --------------------------

Balance at June 30                     $   41,539      $   32,129      $   41,539      $   32,129
                                       ==========================      ==========================

Loans at June 30                       $1,700,887      $1,841,218      $1,700,887      $1,841,218
                                       ==========================      ==========================
Allowance as a percentage of loans           2.44%           1.74%           2.44%           1.74%
                                       ==========================      ==========================

Year-to-date, Corus has recovered $2.9 million of previously charged off student loans relating to the settlement of the lawsuit in 2000. The 2001 recoveries, combined with the $10.3 million recovered in 2000, bring the total recoveries thus far to $13.2 million. Overall, Corus estimates that it will be able to receive additional guarantee payments of less than $500,000.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Liabilities

The following table details the composition of deposit products by type:

                             JUNE 30   December 31   June 30
                              2001        2000        2000
                             -------   -----------   -------

Money Market                    43%         47%         45%
Certificates of Deposit         34          30          32
Demand                          11          11          10
Savings                          7           7           8
NOW                              5           5           5
                               ---         ---         ---
Total                          100%        100%        100%
                               ===         ===         ===

At June 30, 2001, December 31, 2000 and June 30, 2000, Corus had retail certificates of deposit obtained from brokers of $352, $245 and $284 million, respectively.


Capital

Corus' consolidated leverage ratio (Tier 1 capital/total average quarterly assets) was 14.64% at June 30, 2001, in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 16.48% and 19.18%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "target," "forecasts" or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

     - Corus' ability to increase the commercial real estate portfolio with available funding;
     -    Federal and state legislative and regulatory developments;
     - Changes in management's estimate of the adequacy of the allowance for loan losses;
     -    Changes in the level and direction of loans and write-offs;
     - Interest rate movements and their impact on customer behavior and Corus' net interest margin;
     -    Changes in the overall mix of Corus' loan and deposit products;
     - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
     - Corus' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
     -    Corus' ability to access cost-effective funding; and
     - The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

Interest rate sensitivity as of June 30, 2001 is as follows:

Rate Shock Amount(1)                             (2.0)%    (1.0)%    0.0%     1.0%    2.0%
                                               ------    ------    -----    -----   -----

Percent change in the next 12 month's
   net interest income vs. constant rates        (7.3)%    (3.7)%      -      3.7%    7.6%

(1)  These "shocks" represent instantaneous changes from current rates.


Corus' projected one-year sensitivity to interest rates has increased since December 31, 2000. This increase is largely a result of the addition of approximately $100 million in brokered deposits. These deposits have fixed interest rates with maturities greater than one year and are expected to be invested in floating rate assets.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $170 million, including net unrealized gains of $74 million. This price risk does not have a direct effect on the net income of Corus, although would reduce any gains which may be taken on the sale of certain equity securities in the future.

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

(a)  The Annual Meeting of Shareholders was held on April 23, 2001.

(c) At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

(1) The election of seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:

               Director                 Votes For            Votes Withheld
               --------                 ---------            --------------

         Joseph C. Glickman            10,694,441              1,197,204
         Robert J. Glickman            10,696,691              1,194,954
         Steven D. Fifield             11,842,483                 49,162
         Vance A. Johnson              11,840,983                 50,662
         Michael Levitt                11,842,883                 48,762
         Rodney D. Lubeznik            11,842,883                 48,762
         Michael Tang                  11,842,283                 49,362

(2) The ratification of the appointment of Arthur Andersen LLP as Corus' independent accountants for the 2001 fiscal year:

               Votes For              Votes Against            Abstentions
               ---------              -------------            -----------
              11,845,390                  27,155                  19,100

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




                                    CORUS BANKSHARES, INC.
                                          (Registrant)



August 6, 2001                      By: /s/ Michael E. Dulberg
                                        ----------------------
                                        Michael E. Dulberg
                                        First Vice President and Chief
                                          Accounting Officer

                                        (Principal Accounting Officer and
                                          duly authorized Officer of Registrant)