Form 10-Q
period 2001-09-30
CORUS BANKSHARES INC
filed 2001-11-06
CIK 51939

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR


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

     As of October 31, 2001, the Registrant had 14,158,456 common shares, $0.05 par value, outstanding.



================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2001



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements...................................................   1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................  9-19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.............    20

                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings......................................................    21

ITEM 2.  Changes in Securities and  Use of Proceeds.............................    21

ITEM 3.  Defaults Upon Senior Securities........................................    21

ITEM 4.  Submission  of  Matters to a Vote of Security Holders..................    21

ITEM 5.  Other Information......................................................    21

ITEM 6.  Exhibits and Reports on Form 8-K.......................................    21

         Signatures.............................................................    22

         Exhibit 11 - Computation of Net Income per Share.......................    23

         Exhibit 15 - Report on Unaudited Interim Financial Information.........    24

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      SEPTEMBER 30       December 31       September 30
(Dollars in thousands)                                                   2001               2000               2000
                                                                      -----------        -----------        -----------
Assets
      Cash and due from banks - noninterest bearing                   $   112,874        $   111,115        $   109,999
      Federal funds sold overnight                                        667,000            458,450                  -
      Securities:
          Available-for-sale, at fair value                               290,977            441,977            443,994
          (amortized costs of $233,413, $377,654 and $389,315)
          Held-to-maturity, at amortized cost                               7,310              6,192              6,399
          (fair value of $7,382, $6,267 and $6,466)
                                                                      -----------        -----------        -----------
          Total Securities                                                298,287            448,169            450,393
      Loans, net of unearned discount                                   1,615,059          1,551,880          1,940,750
          Less: Allowance for loan losses                                  40,953             39,601             36,971
                                                                      -----------        -----------        -----------
          Net Loans                                                     1,574,106          1,512,279          1,903,779
      Premises and equipment, net                                          30,457             31,691             32,137
      Accrued interest receivable and other assets                         23,080             31,285             40,231
      Goodwill, net of accumulated amortization                             4,762              5,478              5,717
                                                                      -----------        -----------        -----------
Total Assets                                                          $ 2,710,566        $ 2,598,467        $ 2,542,256
                                                                      ===========        ===========        ===========

Liabilities and Shareholders' Equity
      Deposits:
          Noninterest-bearing                                         $   228,392        $   227,412        $   228,283
          Interest-bearing                                              1,957,846          1,880,218          1,830,371
                                                                      -----------        -----------        -----------
          Total Deposits                                                2,186,238          2,107,630          2,058,654
      Other borrowings                                                     57,469              1,085             38,315
      Federal Home Loan Bank advances                                           -             40,000             40,000
      Accrued interest payable and other liabilities                       33,395             47,399             37,254
                                                                      -----------        -----------        -----------
Total Liabilities                                                       2,277,102          2,196,114          2,174,223
Shareholders' Equity
      Common stock (par value $0.05 per share,
          50,000,000 shares authorized; 14,158,456, 14,143,140
          and 14,158,140 shares outstanding, respectively)                    708                707                708
      Surplus                                                              14,228             12,549             10,700
      Retained earnings                                                   381,112            347,288            321,085
      Accumulated other comprehensive income                               37,416             41,809             35,540
                                                                      -----------        -----------        -----------
Total Shareholders' Equity                                                433,464            402,353            368,033

                                                                      -----------        -----------        -----------
Total Liabilities and Shareholders' Equity                            $ 2,710,566        $ 2,598,467        $ 2,542,256
                                                                      ===========        ===========        ===========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30                     September 30
                                                           --------------------------        --------------------------
(In thousands, except per share data)                         2001            2000             2001            2000
                                                           ---------        ---------        ---------        ---------
Interest, Loan Fees, and Dividend Income
     Interest and fees on loans:
         Taxable                                           $  37,519        $  50,558        $ 118,920        $ 140,286
         Tax-advantaged                                           92              174              321              522
     Federal funds sold                                        6,036              388           19,043            1,660
     Securities:
         Taxable                                               2,103            5,602            7,319           18,136
         Tax-advantaged                                           18               18               55               56
         Dividends                                             1,149            1,164            3,309            3,686
         Trading account                                          39                -              296              122
                                                           ---------        ---------        ---------        ---------
Total Interest, Loan Fees, and Dividend Income                46,956           57,904          149,263          164,468

Interest Expense
     Deposits                                                 19,494           25,304           63,476           73,559
     Federal funds purchased                                       2              121                5              354
     Other borrowings                                            724               35            1,000              116
     Federal Home Loan Bank advances                               -              682              648            1,925
                                                           ---------        ---------        ---------        ---------
Total Interest Expense                                        20,220           26,142           65,129           75,954

Net Interest Income                                           26,736           31,762           84,134           88,514

Provision for loan losses                                          -                -                -                -
                                                           ---------        ---------        ---------        ---------

Net Interest Income After Provision for Loan Losses           26,736           31,762           84,134           88,514
Noninterest Income
     Service charges on deposit accounts                       2,749            2,292            8,100            7,163
     Securities gains/(losses), net                            1,682            4,051            3,728            9,932
     Gain on sale of student loans                                 -                -            2,201                -
     Trust and investment management services                      -              484                -            1,597
     Other income                                                685              718            4,675            1,907
                                                           ---------        ---------        ---------        ---------
Total Noninterest Income                                       5,116            7,545           18,704           20,599
Noninterest Expense
     Salaries and employee benefits                            9,118            8,156           25,746           23,098
     Net occupancy                                             1,025            1,096            3,283            3,071
     Data processing                                             602              620            1,962            1,846
     Depreciation - furniture & equipment                        486              517            1,483            1,639
     Goodwill amortization                                       239              288              656              862
     Student loan lawsuit settlement                               -                -                -             (600)
     Loss on sale of CAM/Trust                                     -            1,746                -            1,746
     Other expenses                                            2,426            2,747            7,584            7,960
                                                           ---------        ---------        ---------        ---------
Total Noninterest Expense                                     13,896           15,170           40,714           39,622
                                                           ---------        ---------        ---------        ---------
Income Before Income Taxes                                    17,956           24,137           62,124           69,491
Income tax expense                                             6,048            8,261           21,272           23,637
                                                           ---------        ---------        ---------        ---------
Net Income                                                 $  11,908        $  15,876        $  40,852        $  45,854

Net income per share:
     Basic                                                 $    0.84        $    1.11        $    2.89        $    3.20
     Diluted                                                    0.83             1.11             2.85             3.20

Cash dividends declared per common share                   $   0.155        $   0.150        $   0.460        $   0.445

Average common shares outstanding:
     Basic                                                    14,140           14,248           14,141           14,322
     Diluted                                                  14,345           14,302           14,325           14,342


See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                       Common                       Retained     Comprehensive
(Dollars in thousands, except per share data)           Stock         Surplus       Earnings         Income         Total
                                                      ---------      ---------      ---------    -------------    ---------
Balance at December 31, 2000                          $     707      $  12,549      $ 347,288      $  41,809      $ 402,353

Net income                                                                             40,852                        40,852
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                             (4,393)        (4,393)
                                                                                                                  ---------
Comprehensive income                                                                                                 36,459
                                                                                                                  ---------

Retirement of common shares                                   -             (9)          (527)                         (536)

Shares issued under stock option plan                         -            205                                          205

Deferred compensation                                         1          1,483                                        1,484

Cash dividends declared on common stock,
  $0.460 per common share                                                              (6,501)                       (6,501)
                                                      ---------      ---------      ---------      ---------      ---------

Balance at September 30, 2001                         $     708      $  14,228      $ 381,112      $  37,416      $ 433,464
                                                      =========      =========      =========      =========      =========

See accompanying notes.


                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                                  Accumulated
                                                                                                     Other
                                                       Common                       Retained     Comprehensive
(Dollars in thousands, except per share data)           Stock         Surplus       Earnings         Income         Total
                                                      ---------      ---------      ---------    -------------    ---------
Balance at December 31, 1999                          $     718      $  10,859      $ 287,842      $  28,406      $ 327,825

Net income                                                                             45,854                        45,854
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                              7,134          7,134
                                                                                                                  ---------
Comprehensive income                                                                                                 52,988
                                                                                                                  ---------

Retirement of common shares                                 (10)          (159)        (6,243)                       (6,412)

Cash dividends declared on common stock,
  $0.445 per common share                                                              (6,368)                       (6,368)
                                                      ---------      ---------      ---------      ---------      ---------

Balance at September 30, 2000                         $     708      $  10,700      $ 321,085      $  35,540      $ 368,033
                                                      =========      =========      =========      =========      =========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

Nine months ended September 30                                                               2001           2000
                                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                 $  40,852      $  45,854
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                             2,462          2,615
     Accretion of investment and loan discounts                                                 (516)        (6,031)
     Goodwill amortization                                                                       656            862
     Deferred income tax benefit                                                                (807)          (178)
     Securities gains, net                                                                    (3,728)        (9,932)
     Gain on dispositions of student loans                                                      (285)           (43)
     Deferred compensation                                                                     3,284          1,631
     Gain on sale of student loans                                                            (2,201)             -
     Loss on sale of CAM/Trust                                                                     -          1,746
     Gain on sale of fixed assets                                                               (724)             -
     Decrease (increase) in accrued interest receivable and other assets                       9,213         (6,607)
     Decrease in accrued interest payable and other liabilities                              (13,300)        (7,769)
                                                                                           ---------      ---------
         Net cash provided by operating activities                                            34,906         22,148

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                                     215            281
     Proceeds from maturities of available-for-sale securities                                68,670        358,736
     Proceeds from sales of available-for-sale securities                                    190,428         40,172
     Purchases of available-for-sale securities                                             (113,321)      (331,486)
     Proceeds from sale of loans                                                              65,430              -
     Purchases of loans                                                                            -         (6,163)
     Net increase in loans                                                                  (127,746)      (211,712)
     Bad debt recoveries                                                                       4,136          7,997
     Purchases of premises and equipment, net                                                 (1,527)          (925)
     Purchases of minority interest and additional consideration for bank subsidiaries            60            (22)
     Proceeds from sale of fixed assets                                                          831              -
                                                                                           ---------      ---------
         Net cash provided by (used in) investing activities                                  87,176       (143,122)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in deposit accounts                                                             78,608         94,234
     Repayment of debt                                                                       (41,000)             -
     Issuance of debt                                                                         50,000              -
     Increase in other borrowings                                                              7,384         31,449
     Issuance of common shares under the stock option plan                                       205              -
     Retirements of common shares                                                               (536)        (6,412)
     Cash dividends paid on common shares                                                     (6,434)        (6,314)
                                                                                           ---------      ---------
         Net cash provided by financing activities                                            88,227        112,957
                                                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents                                         210,309         (8,017)
Cash and cash equivalents at January 1                                                       569,565        118,016
                                                                                           ---------      ---------

Cash and cash equivalents at September 30                                                  $ 779,874      $ 109,999
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

2.   New Accounting Standards
     ------------------------

     In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 was effective for Corus for the fiscal quarter beginning July 1, 2001.

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


3.   Segment Reporting
     -----------------

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

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of significant segment information, as required by SFAS No. 131:


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in thousands)           Commercial      Consumer          Retail       Corporate     Inter-segment
                                  Lending         Lending         Banking        Support       Eliminations      Consolidated
                                ------------    -----------    ------------     ---------     -------------      ------------
Total Revenues (1)              $     15,735    $     2,783    $     10,321     $   3,013     $           -      $     31,852
Net Income                             7,360            219           3,289         1,040                 -            11,908
Total Average Assets               1,777,346        207,149       2,293,288       473,390        (2,004,757)        2,746,416


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

(Dollars in thousands)           Commercial      Consumer          Retail       Corporate     Inter-segment
                                  Lending         Lending         Banking        Support       Eliminations      Consolidated
                                ------------    -----------    ------------     ---------     -------------      ------------
Total Revenues (1)              $     11,397    $     5,099    $     16,603     $   6,208     $           -      $     39,307
Net Income                             4,436          1,066           7,791         2,583                 -            15,876
Total Average Assets               1,478,951        720,408       2,186,903        40,298        (1,917,183)        2,509,377


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in thousands)           Commercial      Consumer          Retail       Corporate     Inter-segment
                                  Lending         Lending         Banking        Support       Eliminations      Consolidated
                                ------------    -----------    ------------     ---------     -------------      ------------
Total Revenues (1)              $     43,148    $    10,913    $     35,645     $  13,132     $           -      $    102,838
Net Income                            19,051          1,072          13,332         7,397                 -            40,852
Total Average Assets               1,738,411        253,667       2,258,969       393,329        (1,975,040)        2,669,336


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

(Dollars in thousands)            Commercial     Consumer          Retail       Corporate     Inter-segment
                                   Lending        Lending         Banking        Support       Eliminations      Consolidated
                                ------------    -----------    ------------     ---------     -------------      ------------
Total Revenues (1)              $     32,718    $    13,258    $     47,415     $  15,722     $           -      $    109,113
Net Income                            13,461          1,609          22,171         8,613                 -            45,854
Total Average Assets               1,380,131        735,266       2,206,041       119,839        (1,931,431)        2,509,846

(1) Net interest income before provision for loan losses plus noninterest income.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4.   Statement of Financial Accounting Standards No. 133/138 ("SFAS 133/138")
     ------------------------------------------------------------------------

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

     In the third quarter of 2001, Corus recorded net FAS 133/138 income of $144,000, which consisted of a $54,000 expense included in net interest income and $198,000 of income included in Securities gains/(losses). Year-to-date, application of FAS 133/138 resulted in increases in both net interest income and Securities gains/(losses) of $31,000 and $1.2 million, respectively.


5.   Debt and Long-Term Obligations
     ------------------------------

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

     Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the Allowance for Loan Losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank.

     Interest expense for both notes for the third quarter totaled $710,000. At September 30, 2001 the $20 million revolving credit line had no balance outstanding and was available to Corus.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


OPERATING RESULTS

For the three months ended September 30, 2001, net income was $11.9 million, or $0.83 per share on a diluted basis, a decrease of 25.0% from net income of $15.9 million, or $1.11 per share on a diluted basis, in 2000. For the nine months ended September 30, 2001, net income was $40.9 million, or $2.85 per share on a diluted basis, a decrease of 10.9% from net income of $45.9 million, or $3.20 per share on a diluted basis, in 2000.


Earnings for the third quarter of 2001 represented annualized returns of 11.0% on equity (ROE) and 1.7% on assets (ROA) compared to 18.0% and 2.5% for the same period in 2000. Earnings for the nine months ended September 30, 2001 represented annualized returns of 13.0% on equity (ROE) and 2.0% on assets (ROA) compared to 18.0% and 2.4% for the same period in 2000

Net Interest Income

The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

During the three and nine months ended September 30, 2001, Corus' net interest margin decreased, versus the prior year, by 131 and 60 basis points, respectively. These decreases are due primarily to the Federal Reserve's, unprecedented, eight interest rate cuts through September 30, 2001 for a total reduction of 3.5%. Excluding the impact in 2000 of certain one-time items associated with the student loan business, the year over year decline in third quarter net interest margin would have been 105 basis points. Corus has consistently maintained an asset sensitive position, meaning that we have more variable rate assets than variable rate liabilities. Asset sensitivity and the fact that our floating rate assets tend to be more responsive to interest rate changes than our floating rate liabilities, combine to put downward pressure on margins during periods of falling interest rates.

Furthermore, as mentioned earlier, Corus is currently maintaining higher levels of liquid assets as part of a strategy to withstand an economic downturn. This liquidity has a cost associated with it, as liquid assets tend to yield less than other investments, and contributes to the downward pressure on the net interest margin.


AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
===================================================================================================================================
                                                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                             ----------------------------------------------------------------------
                                                                             2001                                2000
                                                             ======================================================================
                                                                                       AVERAGE                              AVERAGE
                                                               AVERAGE     INTEREST     YIELD/      AVERAGE     INTEREST     YIELD/
(Dollars in thousands)                                         BALANCE     AND FEES      COST       BALANCE     AND FEES     COST
===================================================================================================================================
ASSETS
Earning Assets:
   Federal funds sold                                        $   689,662   $  6,036     3.50%     $    23,568   $    388     6.59%
   Taxable securities other than common stocks                   146,620      2,103     5.74%         345,429      5,603     6.49%
   Common stocks (1)                                             167,198      1,581     3.78%         147,677      1,603     4.34%
   Tax-advantaged securities (2)                                   1,243         28     9.15%           1,243         28     9.01%
   Trading account securities                                      2,136         39     7.30%             536          -     -   %
   Loans, net of unearned discount (2) (3)                     1,648,312     37,661     9.14%       1,871,476     50,825    10.86%
-----------------------------------------------------------------------------------               ----------------------
      Total earning assets                                     2,655,171     47,448     7.15%       2,389,929     58,447     9.78%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                   76,994                               74,420
   Allowance for loan losses                                     (41,392)                             (32,091)
   Premises and equipment, net                                    30,808                               32,568
   Other assets, including goodwill                               24,835                               44,551
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                           $ 2,746,416                          $ 2,509,377
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                                       $ 963,425   $  7,910     3.28%     $   954,668   $ 14,119     5.92%
   NOW deposits                                                  112,247        261     0.93%         101,786        413     1.62%
   Savings deposits                                              148,739        761     2.05%         152,310      1,013     2.66%
   Time deposits                                                 752,768     10,562     5.61%         628,703      9,759     6.21%
-----------------------------------------------------------------------------------               ----------------------
      Total interest-bearing deposits                          1,977,179     19,494     3.94%       1,837,467     25,304     5.51%

   Borrowings                                                     56,230        726     5.17%           8,931        156     6.99%
   Federal Home Loan Bank advances                                     -          -     -   %          40,000        682     6.82%
-----------------------------------------------------------------------------------               ----------------------
      Total interest-bearing liabilities                       2,033,409     20,220     3.98%       1,886,398     26,142     5.54%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                  235,917                              230,004
   Other liabilities                                              42,746                               40,054
   Shareholders' equity                                          434,344                              352,921
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $ 2,746,416                          $ 2,509,377
===================================================================================================================================

Interest income and loan fees/average earning assets         $ 2,655,171   $ 47,448     7.15%     $ 2,389,929   $ 58,447     9.78%
Interest expense/average interest-bearing liabilities        $ 2,033,409     20,220     3.98%     $ 1,886,398     26,142     5.54%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                        $ 27,228     3.17%                   $ 32,305     4.24%
===================================================================================================================================

Net interest margin                                                                     4.10%                                5.41%
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


AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
===================================================================================================================================
                                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                             ----------------------------------------------------------------------
                                                                             2001                                 2000
                                                             ======================================================================
                                                                                       AVERAGE                              AVERAGE
                                                                AVERAGE    INTEREST     YIELD/      AVERAGE     INTEREST     YIELD/
(Dollars in thousands)                                          BALANCE    AND FEES      COST       BALANCE     AND FEES     COST
===================================================================================================================================
ASSETS
Earning Assets:
   Federal funds sold                                        $   587,774   $ 19,043     4.32%     $    36,880   $  1,660      6.00%
   Taxable securities other than common stocks                   160,989      7,319     6.06%         384,659     18,136      6.29%
   Common stocks (1)                                             164,977      4,556     3.68%         156,807      5,075      4.32%
   Tax-advantaged securities (2)                                   1,243         85     9.15%           1,242         86      9.23%
   Trading account securities                                     10,031        296     3.94%           2,657        122      6.12%
   Loans, net of unearned discount (2) (3)                     1,647,757    119,414     9.66%       1,804,284    141,089     10.43%
-----------------------------------------------------------------------------------               ----------------------
      Total earning assets                                     2,572,771    150,713     7.81%       2,386,529    166,168      9.28%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                   78,884                               79,958
   Allowance for loan losses                                     (41,152)                             (31,759)
   Premises and equipment, net                                    31,285                               33,139
   Other assets, including goodwill                               27,548                               41,979
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                           $ 2,669,336                          $ 2,509,846
===================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                                     $   981,048   $ 29,260     3.98%     $   941,415   $ 39,815      5.64%
   NOW deposits                                                  109,948      1,083     1.31%          96,999      1,171      1.61%
   Savings deposits                                              148,071      2,630     2.37%         155,541      3,071      2.63%
   Time deposits                                                 694,038     30,503     5.86%         661,036     29,502      5.95%
-----------------------------------------------------------------------------------               ----------------------
      Total interest-bearing deposits                          1,933,105     63,476     4.38%       1,854,991     73,559      5.29%

   Short-term borrowings                                          26,168      1,005     5.12%           9,528        470      6.58%
   Federal Home Loan Bank advances                                14,799        648     5.84%          40,000      1,925      6.42%
-----------------------------------------------------------------------------------               ----------------------
      Total interest-bearing liabilities                       1,974,072     65,129     4.40%       1,904,519     75,954      5.32%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                  227,522                              225,863
   Other liabilities                                              47,393                               39,802
   Shareholders' equity                                          420,349                              339,662
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $ 2,669,336                          $ 2,509,846
===================================================================================================================================

Interest income and loan fees/average earning assets         $ 2,572,771   $150,713     7.81%     $ 2,386,529   $166,168      9.28%
Interest expense/average interest-bearing liabilities        $ 1,974,072     65,129     4.40%     $ 1,904,519     75,954      5.32%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                        $ 85,584     3.41%                   $ 90,214      3.96%
===================================================================================================================================

Net interest margin                                                                     4.44%                                 5.04%
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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Noninterest Income
------------------

For the three and nine months ended September 30, 2001, noninterest income declined by $2.4 million and $1.9 million, respectively. Comparisons to 2000 for both the three and nine-month periods were impacted dramatically by decreases in securities gains of $2.4 million and $6.2 million, respectively. Additionally, the declines resulted from the absence of Trust and Investment Management income due to the sale of that business in 2000.

Offsetting the declines in security gains and Trust income was the $2.2 million gain on the final phase of the student loan sale, which was completed in the second quarter of 2001. Including the first phase of the sale completed in late 2000, Corus successfully sold over $460 million of student loans for a net gain of over $25 million. The year-to-date period also includes a $724,000 gain on the sale of certain property in June 2001, and servicing fees of $1.5 million. The servicing fees relate to a temporary agreement, associated with the sale of the student loan portfolio, which expired in June 2001.


Noninterest Expense
-------------------

For the three months ended September 30, 2001, noninterest expense decreased by $1.3 million compared to 2000. This decrease was driven largely by the effect of the $1.7 million loss resulting from the sale of Corus' investment advisory and trust operations in 2000, net of 2001 salary increases associated with the commercial loan officer bonus plan.

Noninterest expense year-to-date increased $1.1 million reflecting higher bonus accruals commensurate with the growth in CRE loans. Other events impacting the comparison to 2000 included the CAM/Trust sale and the $600,000 expense reversal in 2000 related to the student loan lawsuit settlement.


FINANCIAL CONDITION

Earning Assets
--------------

The following table details the composition of Corus' earning assets:


         (Dollars in thousands)        SEPTEMBER 30, 2001  December 31, 2000   September 30, 2000
                                          AMOUNT  PERCENT    Amount   Percent     Amount  Percent
                                       ------------------  ------------------  ------------------

Loans                                  $ 1,615,059     62% $ 1,551,880     63% $ 1,940,750     81%
Federal funds sold                         667,000     26      458,450     19            -      -
Common stocks                              151,642      6      160,943      6      153,960      7
Securities other than common stocks        146,645      6      287,226     12      296,433     12
                                       ------------------  ------------------  ------------------
Total                                  $ 2,580,346    100% $ 2,458,499    100% $ 2,391,143    100%
                                       ==================  ==================  ==================

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Loans

The following table details the composition of Corus' loan portfolio:


         (Dollars in thousands)        SEPTEMBER 30, 2001   December 31, 2000  September 30, 2000
                                          AMOUNT  PERCENT     Amount  Percent     Amount  Percent
                                       ------------------  ------------------  ------------------
Loans:
     Commercial Real Estate:
       Mortgage                        $   708,489     44% $   655,148     42% $   677,153     35%
       Construction                        649,372     40      534,832     34      499,230     26
     Home equity                            94,200      6      117,858      8      123,713      6
     Commercial                             84,039      5       91,093      6       87,524      4
     Residential first mortgage             55,805      3       71,197      5       76,246      4
     Student                                15,817      1       63,096      4      457,958     24
     Medical finance & consumer              7,337      1       18,656      1       18,926      1
                                       ------------------  ------------------   -----------------
Total Loans                            $ 1,615,059    100% $ 1,551,880    100%  $ 1,940,750   100%
                                       ==================  ==================   =================



Total loans have decreased from the prior year by $325.7 million, or 16.8%. This is primarily due to the sale of the majority of the student loan portfolio in December of 2000 and April 2001, offset by an increase in commercial real estate loans of $181.5 million. The sale was a result of a strategic decision to exit the student loan business and reinvest deposits in more profitable commercial real estate loans. The $167.9 million increase compared to December 31, 2000 reflects the planned increase in commercial real estate loans. Additionally, medical finance & consumer loans decreased $11.3 million in 2001 substantially all of which resulted from our planned departure from the medical finance business.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


The following tables break out commercial real estate loans by property type, location, and size:


COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
-----------------------------------------------------------------------------------------
(Dollars in millions)                              AS OF SEPTEMBER 30, 2001
                                       --------------------------------------------------
                                        # OF     LOANS OUTSTANDING      TOTAL COMMITMENTS
                                                 -----------------     ------------------
                                        LOANS    AMOUNT         %      AMOUNT          %
                                       ------    -----------------     ------------------
Office                                     45    $  378        28%     $  583          30%
Condo/loft conversion                      27       244         18        490          25
Hotel                                      35       352         26        406          21
Rental apartments                         195       109          8        181           9
Nursing Homes                              19        88          6         88           4
Vacant Land                                22        73          5         77           4
Warehouse / Light industrial               40        49          4         53           3
Retail                                    102        39          3         40           2
Other                                      24        39          3         53           3
Deferred Loan Fees / Other Discounts      N/A       (13)        (1)       (13)         (1)
                                       ------    -----------------     ------------------
  Total                                   509    $1,358        100%    $1,958         100%
                                       ======    =================     ==================


COMMERCIAL REAL ESTATE LOANS - BY LOCATION
-----------------------------------------------------------------------------------------
(Dollars in millions)                               AS OF SEPTEMBER 30, 2001
                                       --------------------------------------------------
                                        # OF     LOANS OUTSTANDING     TOTAL COMMITMENTS
                                                 -----------------     ------------------
                                       LOANS     AMOUNT         %      AMOUNT          %
                                       ------    -----------------     ------------------
Illinois                                  401    $  470         35%    $  626          32%
California                                 32       256         19        387          20
Texas                                      13        73          5        167           9
New York                                   12       141         10        165           8
Virginia                                    6        69          5        125           6
Ohio                                        5        95          7         95           5
Other                                      40       267         20        406          21
Deferred Loan Fees / Other Discounts      N/A       (13)        (1)       (13)         (1)
                                       ------    -----------------     ------------------
  Total                                   509    $1,358        100%    $1,958         100%
                                       ======    =================     ==================


COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
-----------------------------------------------------------------------------------------
(Dollars in millions)                                AS OF SEPTEMBER 30, 2001
                                       --------------------------------------------------
                                        # OF       LOANS OUTSTANDING   TOTAL COMMITMENTS
                                                 -----------------     ------------------
                                       LOANS     AMOUNT         %      AMOUNT          %
                                       ------    -----------------     ------------------
Less than $10 million                     442    $  377         28%    $  449          23%
$10 million to $20 million                 33       355         26        442          23
$20 million to $30 million                 19       309         23        467          24
$30 million to $40 million                  7       193         14        245          12
$40 million to $50 million                  5        32          2        211          11
$50 million to $60 million                  3       105          8        157           8
Deferred Loan Fees / Other Discounts      N/A       (13)        (1)       (13)         (1)
                                       ------    -----------------     ------------------
  Total                                   509    $1,358        100%    $ 1,958        100%
                                       ======    =================     ==================


                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans. The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $212,000 from 1989 through September 30, 2001. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist forever.


Common Stocks

At September 30, 2001, Corus had investments in the common stocks of 35 financial industry companies totaling $152 million, including net unrealized gains of $54 million. These investments are included in the available-for-sale classification. At September 30, 2001, the holdings by market capitalization were as follows:


                                                 AMOUNT OF       PERCENTAGE OF
MARKET CAPITALIZATION  (Dollars in thousands)    HOLDINGS          PORTFOLIO
------------------------------------------------------------------------------

Over $10 billion                                 $ 82,919              55%
Between $5 and $10 billion                         31,288              20
Between $1 and $5 billion                          18,036              12
Between $500 million and $1 billion                10,721               7
Under $500 million                                  8,678               6
                                                 -----------------------------
Total                                            $151,642             100%
                                                 =============================


During the three and nine months ended September 30, 2001, Corus received dividends on the stock portfolio of $1.1 million and $3.3 million, respectively, compared to $1.2 million and $3.7 million during the same periods in 2000. In addition Corus realized net gains from the bank stock portfolio of $2.1 million during the first nine months ended September 30, 2001 compared to net gains of $10.2 million during the same period in 2000.


Securities Other Than Common Stocks

At September 30, 2001 total securities other than common stocks were $147 million, a decrease of $141 million, or 49%, compared with $287 million at December 31, 2000.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Nonperforming Assets
--------------------

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. Overall, Corus' nonperforming assets have increased slightly compared to December 31, 2000 but have declined compared to the prior year, as shown below:



-------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
-------------------------------------------------------------------------------

                                     SEPTEMBER 30   December 31   September 30
            (Dollars in thousands)       2001           2000          2000
                                    -------------   -----------   ------------
Nonperforming loans:
  Residential first mortgage        $       3,278   $     3,391   $      3,684
  Commercial real estate                    1,355           132          2,382
  Home equity                               1,157           832            899
  Medical finance                             348           555            393
  Student                                     213           147            135
  Commercial                                   27            40              7
  Consumer                                      -            47             44
                                    -------------   -----------   ------------
Total nonperforming loans                   6,378         5,144          7,544
  Other real estate owned                     334         1,200          1,887
                                    -------------   -----------   ------------
Total nonperforming assets          $       6,712   $     6,344   $      9,431
                                    =============   ===========   ============

Nonaccrual loans included in
  nonperforming loans above         $       1,670   $     1,300   $      1,365

90 days or more past due loans
  included in nonperforming
  loans above                       $       4,645   $     3,781   $      6,114

Nonperforming loans/Total loans              0.39%         0.33%          0.39%
Nonperforming assets/Total assets            0.25%         0.24%          0.37%


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. At September 30, 2001, other real estate owned was comprised of one commercial real estate property with a book value of $57,000 and five residential properties with aggregate book values of $277,000. During the third quarter of 2001, Corus sold three residential properties with aggregate book values of $393,000 for a net gain of $37,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $2.2, $16.7 and $23.6 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Allowance for Loan Losses
-------------------------

Management believes that the level of the allowance for loan losses was adequate at September 30, 2001. A reconciliation of the activity in the allowance for loan losses is as follows:


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30                SEPTEMBER 30
                                    -------------------------   -------------------------
       (Dollars in thousands)          2001          2000          2001         2000
                                    -------------------------   -------------------------
Balance at beginning of period      $    41,539   $    32,129   $    39,601   $    32,090
Provision for loan losses                     -             -             -             -
Less charge-offs:
Home equity loans                         1,062           709         2,464         2,687
Student loans                                54            80           259           203
Consumer loans                                1            21            48            55
Residential first mortgage loans              7            55             9            55
Commercial loans                              -             -             4           116
Commercial real estate loans                  -             -             -             -
                                    -------------------------   -------------------------
Total charge-offs                         1,124           865         2,784         3,116
                                    -------------------------   -------------------------
Add recoveries:
Student loans                                79         5,387         2,947         6,660
Home equity loans                           452           307         1,128         1,249
Consumer loans                                5             3            37            34
Residential first mortgage loans              1             -            12             -
Commercial real estate loans                  -             9            10            42
Commercial loans                              1             1             2            12
                                    -------------------------   -------------------------
Total recoveries                            538         5,707         4,136         7,997
                                    -------------------------   -------------------------
Net recoveries/(charge-offs)               (586)        4,842         1,352         4,881
                                    -------------------------   -------------------------

Balance at September 30             $    40,953   $    36,971   $    40,953   $    36,971
                                    =========================   =========================

Loans at September 30               $ 1,615,059   $ 1,940,750   $ 1,615,059   $ 1,940,750
                                    =========================   =========================
Allowance as a percentage of loans         2.54%         1.90%         2.54%         1.90%
                                    =========================   =========================



Year-to-date, Corus has recovered $2.9 million of previously charged off student loans relating to the settlement of the lawsuit in 2000. The 2001 recoveries, combined with the $10.3 million recovered in 2000, bring the total recoveries thus far to $13.2 million. Corus believes that future recoveries of guarantee payments will be minimal.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Liabilities
-----------

The following table details the composition of deposit products by type:


                           SEPTEMBER 30   December 31   September 30
                               2001          2000           2000
                           ------------   -----------   ------------

Money Market                   43%            47%            47%
Certificates of Deposit        34             30             30
Demand                         11             11             11
Savings                         7              7              7
NOW                             5              5              5
                           ------         ------        -------
Total                         100%           100%           100%
                           ======         ======        =======


At September 30, 2001, December 31, 2000 and September 30, 2000, Corus had retail certificates of deposit obtained from brokers of $327, $245 and $254 million, respectively.


Capital
-------

Corus' consolidated leverage ratio (Tier 1 capital/adjusted quarterly average assets) was 14.66% at September 30, 2001, in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 17.58% and 19.93%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "targets," "forecasts" or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

     - The general state of the economy and, together with all aspects of our business that are affected by changes in the economy, the impact that falling rates have on our net interest margin;
     - Corus' ability to increase the commercial real estate portfolio with available funding;
     -    Federal and state legislative and regulatory developments;
     - Changes in management's estimate of the adequacy of the allowance for loan losses;
     -    Changes in the level and direction of loans and write-offs;
     -    Changes in the overall mix of Corus' loan and deposit products;
     - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
     - Corus' ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
     -    Corus' ability to access cost-effective funding; and
     - The purchase of the second mortgage high-loan-to-value portfolio and the capability of Corus to minimize loan delinquencies and charge-offs of the acquired loans.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

Interest rate sensitivity as of September 30, 2001 is as follows:

Rate Shock Amount (1)                 -100 bp   -50 bp   0 bp   +50 bp  +100 bp
                                      -------   ------   ----   ------  -------

Percent change in the next 12 month's
   net interest income vs.
   constant rates                     (4.4)%   (2.1)%     -     2.4%    4.0%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.


Corus' projected one-year sensitivity to interest rates has increased since December 31, 2000. This increase is largely a result of the addition of approximately $100 million in brokered deposits. These deposits have fixed interest rates with maturities greater than one year and have been invested in floating rate assets. Additionally, most fixed rate assets that have matured during 2001 have been reinvested into floating rate instruments.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $152 million, including net unrealized gains of $54 million. This price risk does not have a direct effect on the net income of Corus, although would reduce any gains which may be taken on the sale of certain equity securities in the future.

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


(b)  Reports on Form 8-K.
-------------------------
        None

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           CORUS BANKSHARES, INC.
                               (Registrant)



November 6, 2001           By: /s/ Michael E. Dulberg
                           -------------------------------------------------
                           Michael E. Dulberg
                           First Vice President and Chief Accounting Officer

                           (Principal Accounting Officer and duly authorized
                              Officer of Registrant)