Form 10-K
period 2001-12-31
CORUS BANKSHARES INC
filed 2002-03-26
CIK 51939

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On February 22, 2002, the Registrant had 14,159,644 common shares outstanding. Of these, 7,760,664 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on February 22, 2002) of approximately $356.0 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant's 2001 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 12, 2002 for its Annual Meeting of Shareholders to be held on April 22, 2002.


================================================================================

                             Corus Bankshares, Inc.
                       Index to Annual report on form 10-K
                                December 31, 2001



                                TABLE OF CONTENTS

PART I

ITEM 1.   Business ....................................................................   1

ITEM 2.   Properties ..................................................................  10

ITEM 3.   Legal Proceedings ...........................................................  10

ITEM 4.   Submission of Matters to a Vote of Security Holders. ........................  10


PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters........  11

ITEM 6.   Selected Financial Data .....................................................  12

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations. ...........................................................  13

ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk...................  13

ITEM 8.   Financial Statements and Supplementary Data. ................................  13

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure. ....................................................  13


PART III

ITEM 10.  Directors and Executive Officers of the Registrant. .........................  14

ITEM 11.  Executive Compensation ......................................................  15

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management ..............  15

ITEM 13.  Certain Relationships and Related Transactions ..............................  15


PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............  15


                                     PART I

ITEM 1. BUSINESS

Corus Bankshares, Inc. ("Corus"), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly owned banking subsidiary, Corus Bank, N.A. (the "Bank").

During 2000 and 2001, the Bank restructured its business, focusing on two main businesses and one smaller business. The two main business activities for Corus are commercial real estate lending and deposit gathering. The third, and smaller, business is servicing the check cashing industry.

Commercial real estate lending is focused primarily on loans secured by office, hotel, condominium and residential apartment projects. Loan amounts often approach the Bank's legal lending limit and are secured by properties throughout the United States. As of December 31, 2001, 65% of outstanding loan balances were secured by property outside of Illinois providing the geographic diversification that management believes is very important in the commercial real estate business.

With respect to retail banking, the bank has 11 branches in the Chicago metropolitan area. Through these branches Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services.

Finally, Corus provides clearing, depository, and credit services to more than 525 check cashing industry locations in the Chicago area and an additional 20 in Milwaukee, Wisconsin.

The restructuring referred to above included the sale in October 2000 of Corus' trust and investment management services business. In addition, Corus sold the majority of its student loans, over $460 million in loans, in a two-part transaction completed in April 2001. Corus also decided to cease originating any new residential first mortgage or home equity loans. The existing portfolio will continue to be serviced by Corus. Finally, Corus sold the majority of its medical finance portfolio with the remaining amount expected to run off over the next few years.

COMPETITION

All of Corus' principal business activities are highly competitive. Corus competes actively with other financial services providers offering a wide array of financial products and services. The competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies, and mutual funds. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours and locations including ATM access, and other service-related products.

EMPLOYEES

At December 31, 2001, Corus employed a total of 506 full-time equivalent persons, consisting of 109 executives, management and supervisory personnel and 397 clerical and secretarial employees.

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

The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. However, Corus may engage in and own shares of companies engaged in certain businesses determined by the Federal Reserve Board to be closely related to banking or managing or controlling banks.

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

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 2002 will be approximately 0.02% of deposits.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") initiated new intense regulation for the financial services industry. FDICIA made significant changes in the legal environment for insured banks, including reductions in insurance coverage for certain types of deposits, increases in consumer-oriented requirements, and substantial revisions in the supervision, examination, and audit processes. FDICIA also required new reporting by banks and mandated adoption of new regulations concerning capital, liquidity, internal controls, safety and soundness, and prompt corrective action.

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

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2001, Corus' Tier 1 capital and total risk-based capital ratios were 19.4% and 22.0%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 2001, Corus' leverage ratio was 15.4%.

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

The interstate branching by merger provisions were effective on June 1, 1997, unless a state took legislative action prior to that date. The long-term effects on Corus of such changes in interstate banking and branching laws cannot be predicted. However, it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 ("the GLB act") repeals sections 20 and 32 of the Banking Act of 1933 ("the Act"), allowing new opportunities to be available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which will have as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof, and foreign banks electing to qualify as a FHC must be "well managed," "well capitalized," and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers.

STATISTICAL DATA

Pages 4 through 10 contain supplemental statistical data. This data should be read in conjunction with Corus' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 2001 Annual Report to Shareholders ("2001 Annual Report"), incorporated herein by reference in response to Items 7 and 8 hereof.

SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Corus were as follows:


                                                                              DECEMBER 31
                                                                 --------------------------------------
  (THOUSANDS)                                                       2001           2000          1999
                                                                 ---------      ---------     ---------
  Available-for-sale
    U.S. Government and agencies .......................          $ 35,429       $ 25,851     $ 124,141
    Corporate debt securities ..........................            59,410        107,136        57,851
    Common stocks ......................................           163,024        160,943       169,927
    Mortgage backed securities .........................            38,677        144,452       128,117
    Other ..............................................             3,595          3,595         7,207
                                                                 ---------      ---------     ---------
       Total ...........................................         $ 300,135      $ 441,977     $ 487,243
                                                                 =========      =========     =========

  Held-to-maturity
    State and municipal ................................         $   1,244      $   1,418     $   1,556
    U.S. Government and agencies .......................              --             --            --
    Corporate debt securities ..........................                15             15            15
    Mortgage backed securities .........................               478            761         1,084
    Other ..............................................             5,286          3,998         2,732
                                                                 ---------      ---------     ---------
       Total ...........................................         $   7,023      $   6,192     $   5,387
                                                                 =========      =========     =========

Maturities of Securities

The scheduled maturities by security type as of December 31, 2001 were as follows:


                                                    FROM ONE        FROM FIVE                  NOT DUE AT A
                                      ONE YEAR    THROUGH FIVE     THROUGH TEN       AFTER        SINGLE
(THOUSANDS)                           OR LESS        YEARS           YEARS        TEN YEARS     MATURITY         TOTAL
                                      --------    ------------     -----------    ---------    -------------    --------
U.S. Government
  and agencies ....................   $ 20,131      $ 15,298        $     --       $     --      $     --       $ 35,429
Corporate debt securities .........     15,297        44,128              --             --            --         59,425
State and municipal ...............        145           599             500             --            --          1,244
Common stocks .....................         --            --              --             --       163,024        163,024
Mortgage backed securities ........         11         9,995           2,177         26,972            --         39,155
Other .............................         --            --              --             --         8,881          8,881
                                      --------      --------        --------       --------      --------       --------
     Total ........................   $ 35,584      $ 70,020        $  2,677       $ 26,972      $171,905       $307,158
                                      ========      ========        ========       ========      ========       ========

The weighted-average yields for each range of maturities of securities at December 31, 2001 were as follows:


                                                       FROM ONE       FROM FIVE                  NOT DUE AT A
                                         ONE YEAR    THROUGH FIVE    THROUGH TEN       AFTER        SINGLE
                                         OR LESS        YEARS           YEARS        TEN YEARS     MATURITY        TOTAL
                                        --------     ------------    -----------     ---------   -------------     -----
U.S. Government
  and agencies ......................       5.26%          5.00%          --  %          --  %         --  %        5.15%
Corporate debt securities ...........      6.35           6.24            --             --            --           6.27
State and municipal .................     11.21           8.11          10.41            --            --           9.40
Common stocks .......................       --             --             --             --           3.75          3.75
Mortgage backed securities ..........      9.01           6.08           7.08           5.97           --           6.06
Other ...............................       --             --             --             --           6.41          6.41


Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

LOAN PORTFOLIO

Classification of Loans

Corus' loans were as follows:

                                                                DECEMBER 31
                                      --------------------------------------------------------------
(THOUSANDS)                              2001         2000         1999        1998          1997
                                      ----------   ----------   ----------   ----------   ----------
Commercial real estate:
   Mortgage .......................   $  675,526   $  655,148   $  537,603   $  533,253   $  554,545
   Construction ...................      554,225      534,832      378,909      228,311      156,950
Commercial ........................       94,015       91,093      117,021      108,759       55,062
Home equity .......................       84,214      117,858      135,603       85,408      131,868
Residential first mortgage ........       50,779       71,197       92,683      137,683      209,669
Student ...........................       14,591       63,096      443,074      431,304      412,926
Consumer ..........................        1,895       18,656       22,464       26,869       24,955
                                      ----------   ----------   ----------   ----------   ----------
     Total ........................   $1,475,245   $1,551,880   $1,727,357   $1,551,587   $1,545,975
                                      ==========   ==========   ==========   ==========   ==========


Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2001:


                            ONE YEAR     FROM ONE        AFTER
(THOUSANDS)                 OR LESS    TO FIVE YEARS   FIVE YEARS       TOTAL
                            --------   -------------   ----------      --------
Commercial real estate:
   Mortgage .............   $167,732      $424,428     $ 83,366        $675,526
   Construction .........    266,176       288,049         --           554,225
Commercial ..............     51,714        37,024        5,277          94,015


Of the loans maturing after one year, $186.2 million have fixed rates and $652.0 million have floating or adjustable rates. To partially manage interest rate exposure, Corus has entered into interest rate swap agreements on certain fixed-rate commercial real estate loans. For additional information on such financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements on pages 25 through 28 of the 2001 Annual Report, incorporated herein by reference in response to Item 8 hereof.

Risk Elements in the Loan Portfolio

Nonaccrual, Past Due, and Restructured Loans:

Nonaccrual loans were as follows:


                                                        DECEMBER 31
                                         -------------------------------------------------
(THOUSANDS)                               2001        2000       1999      1998     1997
                                         -------     -------     ------    ------   ------
Nonaccrual loans ....................    $ 1,520     $ 1,300     $2,529    $5,307   $8,641
Nonaccrual loans to total loans .....       0.10%       0.08%      0.15%     0.34%    0.56%


The interest income forgone on these loans, net of cash receipts, totaled $90,000 for the year ended December 31, 2001. In addition, prior year interest income was reversed for loans becoming nonaccrual in each year. The interest income reversals totaled $80,000 in 2001.

Loans past due 90 days or more, excluding nonaccrual loans, were as follows:


                                                              DECEMBER 31
                                           -----------------------------------------------
(THOUSANDS)                                  2001      2000      1999      1998      1997
                                           -------   -------   -------   -------   -------
Loans past due 90 days or more .........   $ 5,939   $20,510   $34,485   $34,877   $41,248
Less guaranteed student loans ..........     1,721    16,729    21,937    17,543    14,077
                                           -------   -------   -------   -------   -------
Net loans past due 90 days or more .....   $ 4,218   $ 3,781   $12,548   $17,334   $27,171
                                           =======   =======   =======   =======   =======
Net loans past due 90 days or more
  as a percentage of total loans .......      0.29%     0.24%     0.73%     1.12%     1.76%
                                           =======   =======   =======   =======   =======


Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Restructured loans were as follows:

                                                    DECEMBER 31
                                       -----------------------------------------
(THOUSANDS)                             2001     2000     1999     1998    1997
                                       ------   ------   ------   ------  ------

Restructured loans ...............     $  63    $  63    $  320   $  454  $ --

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual, Past Due, and Restructured Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio that exhibit a higher than normal credit risk. However, these loans were not classified as nonperforming loans. These other loans include loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans as nonaccrual, past due, or restructured. At December 31, 2001, the principal amount of these loans was $31.9 million. This amount generally includes loans that were classified for regulatory purposes.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:


                                                                  YEAR ENDED DECEMBER 31
                                                ----------------------------------------------------------
(THOUSANDS)                                       2001        2000        1999         1998         1997
                                                --------    --------    --------     --------     --------
Balance at beginning of year ................   $ 39,601    $ 32,090    $ 35,773     $ 30,660     $ 32,668
Provision for loan losses ...................         --          --          --       10,000       16,000
Less charge-offs:
  Home equity loans .........................      3,254       3,945       4,193        5,171        8,454
  Student loans .............................        316         294       1,365        1,240        9,707
  Consumer loans ............................         49          56          96            7          131
  Residential first mortgage loans ..........          9          62         109          414          431
  Commercial loans ..........................          4         116          84            2           22
  Commercial real estate loans ..............         --          --          61           18          350
                                                --------    --------    --------     --------     --------
     Total charge-offs ......................      3,632       4,473       5,908        6,852       19,095
                                                --------    --------    --------     --------     --------
Add recoveries:
  Student loans .............................      3,028      10,339         174          143           24
  Home equity loans .........................      1,386       1,544       1,778        1,553          745
  Consumer loans ............................         49          45          83           94          101
  Residential first mortgage loans ..........         12           1           1           --            3
  Commercial real estate loans ..............         10          42         124          166          195
  Commercial loans ..........................          3          13          65            9           19
                                                --------    --------    --------     --------     --------
     Total recoveries .......................      4,488      11,984       2,225        1,965        1,087
                                                --------    --------    --------     --------     --------
Net (charge-offs)/recoveries ................        856       7,511      (3,683)      (4,887)     (18,008)
                                                --------    --------    --------     --------     --------
Balance at end of year ......................   $ 40,457    $ 39,601    $ 32,090     $ 35,773     $ 30,660
                                                ========    ========    ========     ========     ========
Net (charge-offs)/recoveries to average
  loans outstanding .........................       0.05%       0.42%      (0.22%)      (0.32%)      (1.15%)
                                                ========    ========    ========     ========     ========

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:


                                                        DECEMBER 31
                                      -----------------------------------------------
(THOUSANDS)                             2001     2000      1999      1998       1997
                                      -------   -------   -------   -------   -------
Commercial real estate ............   $25,711   $25,837   $16,417   $12,971   $ 2,814
Home equity .......................     8,815    12,010    11,777    10,070    16,180
Student ...........................       728       747     1,374     2,782     2,658
Residential first mortgage ........       247       438       358       459       784
Commercial ........................        44       141       273       269        29
Consumer ..........................         9       104       120       169       306
Unallocated .......................     4,903       324     1,771     9,053     7,889
                                      -------   -------   -------   -------   -------
     Total ........................   $40,457   $39,601   $32,090   $35,773   $30,660
                                      =======   =======   =======   =======   =======

The unallocated balance is based on management's review of overall factors affecting the determination of probable losses inherent in the portfolio, which may not be captured, or captured completely, by the mechanical application of historical loss ratios and other factors used in determining the allocated inherent reserve. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management's view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

Loan Portfolio Composition

The composition of the loan portfolio was as follows:


                                                              DECEMBER 31
                                             -----------------------------------------------
                                              2001        2000      1999      1998     1997
                                             ------      ------    ------    ------   ------
Commercial real estate ..............            84%       76%      53%        49%      46%
Commercial ..........................            6         6         7          5        3
Home equity .........................            6         8         8          7        8
Residential first mortgage ..........            3         5         5          9       14
Student .............................            1         4        26         28       27
Consumer ............................            --        1         1          2        2
                                                ---       ---      ---        ---      ---
     Total ..........................           100%      100%     100%       100%     100%
                                                ===       ===      ===        ===      ===

For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 52 through 53 of Management's Discussion and Analysis of Financial Statements of the 2001 Annual Report, incorporated herein by reference in response to Item 7 hereof.

DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 and greater were as follows at December 31, 2001:

(THOUSANDS)
Maturing within 3 months .........................    $ 67,231
After 3 but within 6 months ......................      93,681
After 6 but within 12 months .....................      50,923
After 12 months ..................................     272,451
                                                      --------
     Total .......................................    $484,286
                                                      ========

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to Corus' equity and assets:


                                                                   DECEMBER 31
                                                           -----------------------------
                                                            2001       2000       1999
                                                           ------     ------     -------
Return on average total assets ............................  2.0%       3.0%        1.6%
Return on average common shareholders' equity ............. 12.8       21.6        12.5
Dividend payout ratio ..................................... 16.1       11.4        20.4
Average equity to average total assets .................... 15.9       13.8        12.9

ITEM 2. PROPERTIES

Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings on which nine of the eleven bank branches are located. The other two branch facilities are leased from unrelated parties.

ITEM 3. LEGAL PROCEEDINGS

Corus is involved in various legal and regulatory proceedings involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Corus' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 36 of the 2001 Annual Report, incorporated herein by reference in response to Item 8 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The Company had approximately 2,500 shareholders as of February 22, 2002.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 36 of the 2001 Annual Report, incorporated herein by reference in response to Item 8 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.

ITEM 6. SELECTED FINANCIAL DATA

Refer to pages 56 and 57 of the 2001 Annual Report, incorporated herein by reference for additional selected financial data.


                                                                        DECEMBER 31
                                           ---------------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)            2001           2000         1999           1998           1997
                                           -----------   -----------   -----------    -----------   ------------
Interest income ........................   $   188,630   $   223,676   $   196,580    $   187,525   $   183,932
Interest expense .......................        80,921       102,625        90,449         89,305        82,661
                                           -----------   -----------   -----------    -----------   -----------
Net interest income ....................       107,709       121,051       106,131         98,220       101,271
Provision for loan losses ..............          --            --            --           10,000        16,000
                                           -----------   -----------   -----------    -----------   -----------
Net interest income after provision
    for loan losses ....................       107,709       121,051       106,131         88,220        85,271
Noninterest income, excluding
    securities and other financial
    instrument gains/(losses) ..........        17,881        36,729        20,483         20,747        22,032
Securities and other financial
    instrument gains/(losses), net .....         7,835        10,531        (1,535)         4,919         4,881
Noninterest expense ....................        51,100        54,654        63,096         51,889        51,677
Income tax expense .....................        28,142        38,903        21,257         21,369        21,136
                                           -----------   -----------   -----------    -----------   -----------
Net income available to common
    shareholders .......................   $    54,183   $    74,754   $    40,726    $    40,628   $    39,371
                                           ===========   ===========   ===========    ===========   ===========
Net income per share:
    Basic ..............................   $      3.83   $      5.24   $      2.82    $      2.79   $      2.66
    Diluted ............................          3.79          5.23          2.82           2.75          2.63
                                           ===========   ===========   ===========    ===========   ===========
Cash dividends declared per
    common share .......................   $     0.615   $     0.595   $     0.575    $     0.555   $     0.530
                                           ===========   ===========   ===========    ===========   ===========
Assets .................................   $ 2,659,322   $ 2,598,467   $ 2,378,544    $ 2,577,460   $ 2,251,927
                                           ===========   ===========   ===========    ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 38 through 55 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Market Risk Management" on pages 54 through 55 of the 2001 Annual Report is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Public Accountants on pages 10 through 37 of the Company's 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Corus is incorporated herein by reference to the descriptions under "Election of Directors" on pages 2 through 5 of the 2002 Proxy Statement. For both those executive officers listed in the Proxy as well as the other executive officers of the Company (Senior Vice President title and greater) not listed in the Proxy, the following is a table providing the executive officer's name, age, position(s) held with the Company and Subsidiary and the date the officer assumed their present office(s).

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                     POSITION(S) AND OFFICE(S) HELD WITH           ASSUMED
            NAME                    AGE                  THE COMPANY AND SUBSIDIARY           PRESENT OFFICE(S)
---------------------------         ---              -----------------------------------      -----------------
J.C. Glickman ...................   86               Chairman of the Board of                   June 1, 1984
                                                     the Company

Robert J. Glickman ..............   55               President and Chief Executive              June 1, 1984
                                                     of the Company and Corus Bank, N.A.

Michael G. Stein ................   41               Executive Vice President of Corus         February 19, 1996
                                                     Bank, N.A.

Tim H. Taylor ...................   37               Executive Vice President and Chief        December 1, 1998
                                                     Financial Officer of the Company
                                                     and Corus Bank, N.A.

Randy P. Curtis .................   43               Senior Vice President of Corus            April 30, 1997
                                                     Bank N.A.

Christopher Glancy ..............   48               Senior Vice President of Corus            November 15, 1995
                                                     Bank, N.A.

Michael W. Jump .................   57               Senior Vice President of Corus             January 1, 1996
                                                     Bank, N.A.

Terence W. Keenan ...............   56               Senior Vice President of Corus            September 16, 1996
                                                     Bank, N.A.

Richard J. Koretz ...............   38               Senior Vice President of Corus            November 15, 1995
                                                     Bank, N.A.

Joel C. Solomon .................   47               Senior Vice President of Corus            August 29, 1997
                                                     Bank, N.A.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 7 through 15 of the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Proposal One:
Election of Directors" on pages 1 through 5 of the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management and Others" on page 17 of the 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Public Accountants are incorporated herein by reference to the following pages of the registrant's 2001 annual report:


           INDEX                                                                 PAGES
           -----                                                                 -----
           Consolidated Balance Sheets ........................................   10
           Consolidated Statements of Income ..................................   11
           Consolidated Statements of Changes in Shareholders' Equity .........   12
           Consolidated Statements of Cash Flows ..............................   13
           Notes to Consolidated Financial Statements .........................  14-36
           Report of Independent Public Accountants ...........................   37
           Average Balance Sheet and Net Interest Margin ......................   39

(b)      Reports on Form 8-K:

         None

(c) Exhibits: See exhibits filed herewith

     (3a) Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the form S-8 filing dated May 22, 1998

     (3b) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998

     (10.1) Commission Program for the Commercial Loan Officers is incorporated herein by reference to Form S-8 filing dated May 22, 1998

     (10.2) The 1999 Stock Option Plan is incorporated herein by reference to Form S-8 filing dated April 30, 1999

     (11) Computation of Net Income Per Share is incorporate herein by reference to page 32 of the registrant's 2001 Annual Report

     (13)   The registrant's 2001 Annual Report

     (99) Management's letter to the Securities and Exchange Commission regarding receipt of certain representations from Arthur Andersen LLP concerning the firm's ability to comply with professional standards

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/  TIM H. TAYLOR
                                                  ------------------------------
                                                       Tim H. Taylor
                                                  Executive Vice President &
                                                  Chief Financial Officer

March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOSEPH C. GLICKMAN                 Chairman of the Board of Directors                       March 26, 2002
---------------------------------
    Joseph C. Glickman


/s/ ROBERT J. GLICKMAN                 President, Chief Executive Officer &                     March 26, 2002
---------------------------------      Director
    Robert J. Glickman


/s/ TIM H. TAYLOR                      Executive Vice President & Chief Financial               March 26, 2002
---------------------------------      Officer
    Tim H. Taylor


/s/ MICHAEL E. DULBERG                 First Vice President & Chief Accounting                  March 26, 2002
---------------------------------      Officer
    Michael E. Dulberg


/s/ STEVEN D. FIFIELD                  Director                                                 March 26, 2002
---------------------------------
    Steven D. Fifield


/s/ VANCE A. JOHNSON                   Director                                                 March 26, 2002
---------------------------------
    Vance A. Johnson


/s/ MICHAEL LEVITT                     Director                                                 March 26, 2002
---------------------------------
    Michael Levitt


/s/ RODNEY D. LUBEZNIK                 Director                                                 March 26, 2002
---------------------------------
    Rodney D. Lubeznik


/s/ MICHAEL TANG                       Director                                                 March 26, 2002
---------------------------------
    Michael Tang
