Form 10-Q
period 2002-03-31
CORUS BANKSHARES INC
filed 2002-05-03
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------


                                    FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


     As of April 15, 2002, the Registrant had 14,159,644 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1.  Financial Statements_____________________________________________  1-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations__________________________________________ 9-18

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk_______   19


                          PART II. -- OTHER INFORMATION

ITEM 1.  Legal Proceedings________________________________________________   20

ITEM 2.  Changes in Securities and Use of Proceeds________________________   20

ITEM 3.  Defaults Upon Senior Securities__________________________________   20

ITEM 4.  Submission of Matters to a Vote of Security Holders______________   20

ITEM 5.  Other Information________________________________________________   20

ITEM 6.  Exhibits and Reports on Form 8-K_________________________________   20

         Signatures_______________________________________________________   21

         Exhibit 11 - Computation of Net Income per Share_________________   22

         Exhibit 15 - Report on Unaudited Interim Financial Information___   23

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          MARCH 31         December 31          March 31
(Dollars in thousands)                                                      2002              2001                2001
                                                                        -----------        -----------        -----------
Assets
    Cash and due from banks - noninterest bearing                       $    99,679        $    58,514        $   127,269
    Federal funds sold overnight                                            458,850            725,000            474,350
    Securities:
        Available-for-sale, at fair value                                   481,570            300,135            296,303
            (amortized costs of $409,569, $234,858 and $234,498)
        Held-to-maturity, at amortized cost                                   6,973              7,023              6,137
            (fair value of $7,036, $7,090 and $6,222)
                                                                        -----------        -----------        -----------
        Total Securities                                                    488,543            307,158            302,440
    Loans, net of unearned discount                                       1,592,768          1,475,245          1,697,574
        Less: Allowance for loan losses                                      40,244             40,457             41,219
                                                                        -----------        -----------        -----------
        Net Loans                                                         1,552,524          1,434,788          1,656,355
    Premises and equipment, net                                              28,913             29,337             31,396
    Accrued interest receivable and other assets                             21,058            100,002             25,546
    Goodwill, net of accumulated amortization                                 4,523              4,523              5,240
                                                                        -----------        -----------        -----------
Total Assets                                                            $ 2,654,090        $ 2,659,322        $ 2,622,596
                                                                        ===========        ===========        ===========

Liabilities and Shareholders' Equity
    Deposits:
        Noninterest-bearing                                             $   217,886        $   226,620        $   239,702
        Interest-bearing                                                  1,880,744          1,894,836          1,885,343
                                                                        -----------        -----------        -----------
        Total Deposits                                                    2,098,630          2,121,456          2,125,045
    Other borrowings                                                         51,025             55,816                 95
    Federal Home Loan Bank advances                                             -                  -               40,000
    Accrued interest payable and other liabilities                           40,641             31,164             44,637
                                                                        -----------        -----------        -----------
Total Liabilities                                                         2,190,296          2,208,436          2,209,777
Shareholders' Equity
    Common stock (par value $0.05 per share,
        50,000,000 shares authorized; 14,159,644, 14,159,644
        and 14,143,140 shares outstanding, respectively)                        708                708                707
    Surplus                                                                  16,215             15,951             12,549
    Retained earnings                                                       400,071            391,798            359,391
    Accumulated other comprehensive income                                   46,800             42,429             40,172
                                                                        -----------        -----------        -----------
Total Shareholders' Equity                                                  463,794            450,886            412,819
                                                                        -----------        -----------        -----------
Total Liabilities and Shareholders' Equity                              $ 2,654,090        $ 2,659,322        $ 2,622,596
                                                                        ===========        ===========        ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31
                                                        -------------------
(In thousands, except per share data)                     2002        2001
                                                        -------     -------
Interest, Loan Fees, and Dividend Income
    Interest and fees on loans:
         Taxable                                        $30,445     $41,962
         Tax-advantaged                                      61         124
    Federal funds sold                                    2,509       7,068
    Securities:
         Taxable                                          2,354       3,125
         Tax-advantaged                                      18          19
         Dividends                                        1,124       1,048
         Trading account                                    275          76
                                                        -------     -------
Total Interest, Loan Fees, and Dividend Income           36,786      53,422

Interest Expense
    Deposits                                             13,666      22,968
    Federal funds purchased                                   3           2
    Other borrowings                                        444          46
    Federal Home Loan Bank advances                         -           579
                                                        -------     -------
Total Interest Expense                                   14,113      23,595

Net Interest Income                                      22,673      29,827

Provision for loan losses                                   -           -
                                                        -------     -------

Net Interest Income After Provision for Loan Losses 22,673 29,827 Noninterest Income
    Service charges on deposit accounts                   3,004       2,682
    Securities gains, net                                 1,564         799
    Other income                                            652       1,456
                                                        -------     -------
Total Noninterest Income                                  5,220       4,937
Noninterest Expense
    Salaries and employee benefits                        7,842       8,080
    Net occupancy                                           930       1,175
    Data processing                                         590         676
    Depreciation - furniture & equipment                    412         475
    Goodwill amortization                                   -           239
    Other expenses                                        2,481       2,495
                                                        -------     -------
Total Noninterest Expense                                12,255      13,140
                                                        -------     -------
Income Before Income Taxes                               15,638      21,624
Income tax expense                                        5,170       7,402
                                                        -------     -------
Net Income                                              $10,468     $14,222
                                                        =======     =======

Net income per share:
    Basic                                               $  0.74     $  1.01
    Diluted                                                0.73        0.99

Cash dividends declared per common share                $ 0.155     $ 0.150

Average common shares outstanding:
    Basic                                                14,160      14,143
    Diluted                                              14,304      14,354

See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                                       Common                     Retained  Comprehensive
(Dollars in thousands, except per share data)           Stock        Surplus      Earnings      Income        Total
                                                      --------      --------      --------  -------------   --------
Balance at December 31, 2001                          $    708      $ 15,951      $391,798     $ 42,429     $450,886

Net income                                                                          10,468                    10,468
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                         4,371        4,371
                                                                                                            --------
Comprehensive income                                                                                          14,839
                                                                                                            --------

Deferred compensation                                                    264                                     264

Cash dividends declared on common stock,
  $0.155 per common share                                                           (2,195)                   (2,195)
                                                      --------      --------      --------     --------     --------

Balance at March 31, 2002                             $    708      $ 16,215      $400,071     $ 46,800     $463,794
                                                      ========      ========      ========     ========     ========

See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                                       Common                     Retained  Comprehensive
(Dollars in thousands, except per share data)           Stock        Surplus      Earnings      Income        Total
                                                      --------      --------      --------  -------------   --------
Balance at December 31, 2000                          $    707      $ 12,549      $347,288     $ 41,809     $402,353

Net income                                                                          14,222                    14,222
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                        (1,637)      (1,637)
                                                                                                            --------
Comprehensive income                                                                                          12,585
                                                                                                            --------

Cash dividends declared on common stock,
  $0.150 per common share                                                           (2,119)                   (2,119)
                                                      --------      --------      --------     --------     --------

Balance at March 31, 2001                             $    707      $ 12,549      $359,391     $ 40,172     $412,819
                                                      ========      ========      ========     ========     ========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

Three months ended March 31                                                         2002           2001
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                       $  10,468      $  14,222
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                       725            804
   Amortization (accretion) of investment and loan premiums (discounts), net             8           (312)
   Goodwill amortization                                                               -              239
   Deferred income tax expense (benefit)                                                76         (1,231)
   Securities gains, net                                                            (1,564)          (799)
   Deferred compensation                                                               909            600
   Decrease in accrued interest receivable and other assets                          3,221          6,522
   Increase (decrease) in accrued interest payable and other liabilities             6,373         (2,046)
                                                                                 ---------      ---------
       Net cash provided by operating activities                                    20,216         17,999

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from maturities of securities held-to-maturity                              50             62
   Proceeds from maturities of available-for-sale securities                        27,952         56,273
   Proceeds from sales of available-for-sale securities                             80,051         88,183
   Purchases of available-for-sale securities                                     (204,255)            (7)
   Proceeds from sale of loans                                                         -              347
   Net increase in loans                                                          (119,352)      (147,145)
   Bad debt recoveries                                                                 422          2,548
   Purchases of premises and equipment, net                                           (256)          (509)
                                                                                 ---------      ---------
       Net cash used in investing activities                                      (215,388)          (248)

CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) increase in deposit accounts                                         (22,826)        17,415
   Repayment of debt                                                                (1,000)           -
   Decrease in other borrowings, net                                                (3,791)          (990)
   Cash dividends paid on common shares                                             (2,196)        (2,122)
                                                                                 ---------      ---------
       Net cash (used in) provided by financing activities                         (29,813)        14,303
                                                                                 ---------      ---------

Net (decrease) increase in cash and cash equivalents                              (224,985)        32,054
Cash and cash equivalents at January 1                                             783,514        569,565
                                                                                 ---------      ---------

Cash and cash equivalents at March 31                                            $ 558,529      $ 601,619
                                                                                 =========      =========

See accompanying notes.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheets and Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 2001 included in Corus' Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain prior year amounts have been reclassified to conform to the current presentation.


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

     SFAS No. 142 was effective for Corus for the fiscal quarter beginning January 1, 2002. The adoption of this statement did not result in any transition goodwill impairment adjustments.

     In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement, which was effective for Corus for the fiscal quarter beginning April 1, 2001, had an immaterial impact on the Company.

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

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Furthermore, the statements require that changes in the derivative's fair value be recognized currently in earnings. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the results of the hedged item or deferred through recognition in a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders' Equity. To qualify for hedge accounting the Company must also formally document, designate, and assess the effectiveness of all such hedges.


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

     Commercial Lending derives its revenues from interest and fees on loans made to businesses. The loan products include, among others, commercial real estate mortgage term loans, construction loans, and funding of the check cashing businesses.

     Consumer Lending is composed of home equity, residential mortgage, student, medical finance and other loans to individual borrowers. Revenues of this segment are from interest and fees on the loans.

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

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Following is a summary of significant segment information, as required by SFAS No. 131:


FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Dollars in thousands)    Commercial    Consumer       Retail       Corporate   Inter-segment
                            Lending      Lending       Banking       Support     Eliminations  Consolidated
                         -----------   -----------   -----------   -----------  -------------  ------------
Total Revenues (1)       $    14,576   $     2,141   $     9,182   $     1,994   $       -      $    27,893
Net Income                     6,213           562         2,542         1,151           -           10,468
Total Average Assets       1,716,461       156,503     2,196,311       484,839    (1,898,444)     2,655,670
End of Period Goodwill           -             -           4,523           -             -            4,523

FOR THE THREE MONTHS ENDED MARCH 31, 2001

(Dollars in thousands)    Commercial    Consumer       Retail       Corporate   Inter-segment
                            Lending      Lending       Banking       Support     Eliminations  Consolidated
                         -----------   -----------   -----------   -----------  -------------  ------------
Total Revenues (1)       $    13,460   $     3,837   $    13,911   $     3,556   $       -      $    34,764
Net Income                     5,804           211         5,910         2,297           -           14,222
Total Average Assets       1,669,909       309,490     2,211,604       333,115    (1,929,195)     2,594,923
End of Period Goodwill           -             -           5,240           -             -            5,240

(1) Net interest income before provision for loan losses plus noninterest income.

     The profitability of each of Corus' business segments may be affected by changes in, and the level of, interest rates. The direction and degree of this impact will vary based on the asset/liability mix of each segment.


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

     Corus utilizes interest rate fixed-to-floating swaps (pay fixed/receive floating) and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. In the first quarter of 2002, all but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. In addition, the basis swaps are not being accounted for under hedge accounting.

     In the first quarter of 2002, Corus recorded net SFAS 133/138 income of $721,000, which consisted of a $44,000 expense included in net interest income and $765,000 of income included in Securities gains.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Other Borrowings

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

     Interest and fees for both notes for the first quarter of 2002 totaled $435,000. At March 31, 2002 the term note and revolving credit line had outstanding balances of $47 million and $3.6 million, respectively.


6.   Statement of Financial Accounting Standards No. 142

     The following table presents net income and earnings per share. Prior year amounts have been restated to exclude amortization expense related to goodwill, as required by SFAS No. 142.

                                              Three Months Ended March 31
                                              ---------------------------
     (In thousands, except per share data)       2002             2001
                                              ----------       ----------
     NET INCOME:
     Reported net income                      $   10,468       $   14,222
     Add back:  Goodwill amortization                -                239
                                              ----------       ----------
     Adjusted net income                      $   10,468       $   14,461
                                              ==========       ==========

     BASIC EARNINGS PER SHARE:
     Reported net income                      $     0.74       $     1.01
     Add back:  Goodwill amortization                -               0.01
                                              ----------       ----------
     Adjusted net income                      $     0.74       $     1.02
                                              ==========       ==========

     DILUTED EARNINGS PER SHARE:
     Reported net income                      $     0.73       $     0.99
     Add back:  Goodwill amortization                -               0.02
                                              ----------       ----------
     Adjusted net income                      $     0.73       $     1.01
                                              ==========       ==========


     Note: The goodwill amortization was not tax deductible and as a result pre-tax and after-tax amounts are equivalent.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

OPERATING RESULTS

For the three months ended March 31, 2002, net income was $10.5 million, or $0.73 per share on a diluted basis, a decrease of 26.4% from net income of $14.2 million, or $0.99 per share on a diluted basis, in 2001.

Earnings for the first quarter of 2002 represented annualized returns of 9.2% on equity (ROE) and 1.6% on assets (ROA) compared to 13.9% and 2.2% for the same period in 2001.


Net Interest Income

The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three months ended March 31, 2002, Corus' net interest margin declined by 126 basis points compared to the first quarter of 2001. The decrease is due primarily to the continuing impact of the Federal Reserve's dramatic interest rate cuts throughout 2001. As previously stated, Corus' balance of variable rate assets to variable rate liabilities will generally result in lower net interest margins as market rates decline. The impact of this was seen throughout 2001. However with the absence of any Federal Reserve rate changes in the first quarter of 2002, Corus' net interest margin remained essentially flat compared to the fourth quarter 2001 margin of 3.71%. Importantly, Corus is now in a position to take advantage of any potential rate increases should the economy begin to improve.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  THREE MONTHS ENDED MARCH 31
                                                            ----------------------------------------------------------------------
                                                                              2002                                2001
                                                            ----------------------------------------------------------------------
                                                                                        AVERAGE                            AVERAGE
                                                              AVERAGE       INTEREST     YIELD/    AVERAGE      INTEREST    YIELD/
(Dollars in thousands)                                        BALANCE       AND FEES      COST     BALANCE      AND FEES     COST
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
   Federal funds sold                                       $   600,318     $  2,508     1.67%   $   513,941    $  7,069     5.50%
   Taxable securities other than common stocks                  189,125        2,354     4.98%       194,983       3,125     6.41%
   Common stocks (1)                                            162,646        1,548     3.81%       165,020       1,443     3.50%
   Tax-advantaged securities (2)                                  1,244           28     9.12%         1,243          28     9.15%
   Trading account securities                                    67,184          275     1.64%         6,425          76     4.71%
   Loans, net of unearned discount (2)(3)                     1,538,849       30,539     7.94%     1,602,115      42,153    10.52%
-------------------------------------------------------------------------------------            ------------------------
      Total earning assets                                    2,559,366       37,252     5.82%     2,483,727      53,894     8.68%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                  83,389                               86,604
   Allowance for loan losses                                    (40,438)                             (40,441)
   Premises and equipment, net                                   29,227                               31,656
   Other assets, including goodwill                              24,126                               33,377
----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                          $ 2,655,670                          $ 2,594,923
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                                    $   894,242     $  4,087     1.83%   $   986,061    $ 11,892     4.82%
   NOW deposits                                                 116,069          147     0.50%       107,293         422     1.57%
   Savings deposits                                             151,776          559     1.47%       147,234         959     2.61%
   Time deposits                                                728,947        8,873     4.87%       633,582       9,695     6.12%
-------------------------------------------------------------------------------------            ------------------------
      Total interest-bearing deposits                         1,891,034       13,666     2.89%     1,874,170      22,968     4.90%

   Borrowings                                                    52,516          447     3.40%         1,720          48    11.08%
   Federal Home Loan Bank advances                                  -            -        -  %        40,000         579     5.79%
-------------------------------------------------------------------------------------            ------------------------
      Total interest-bearing liabilities                      1,943,550       14,113     2.90%     1,915,890      23,595     4.93%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                 220,481                              219,639
   Other liabilities                                             38,700                               51,257
   Shareholders' equity                                         452,939                              408,137
----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity            $ 2,655,670                          $ 2,594,923
==================================================================================================================================

Interest income and loan fees/average earning assets        $ 2,559,366     $ 37,252     5.82%   $ 2,483,727    $ 53,894     8.68%
Interest expense/average interest-bearing liabilities       $ 1,943,550       14,113     2.90%   $ 1,915,890      23,595     4.93%
----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         $ 23,139     2.92%                  $ 30,299     3.75%
==================================================================================================================================
Net interest margin                                                                      3.62%                               4.88%
==================================================================================================================================

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

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Noninterest Income

For the three months ended March 31, 2002, noninterest income increased by $283,000 compared to the prior year. The increase was driven by higher security gains and increases in service charge income.

The security gain increases resulted from the impact of a $765,000 favorable mark-to-market adjustment related to Corus' basis swaps in 2002 compared to an unfavorable adjustment of $264,000 in 2001. These swaps do not qualify for hedge accounting and, as such, the impact of changes in market values are fully reflected in earnings. Statement of Financial Accounting Standards No.133/138 provides the authoritative guidance for derivative accounting and was implemented by Corus in the first quarter of 2001 (see discussion below). The remaining variance relates to the sale of certain available-for- sale securities.

Service charge income grew by $322,000, or 12%, compared to the prior year. The increase resulted from the impact of lower customer earnings credits. Each month, commercial checking customers receive a noncash earnings credit based on their account balance and short-term interest rates. The earnings credit reduces the impact of activity fees charged to the account. Lower short-term interest rates result in a lower earnings credit and higher net service charges.

Finally, offsetting these increases was a decline in other noninterest income of $804,000. This decline was due to the absence of fees received in 2001 from a temporary service agreement related to the student loan sale.

Noninterest Expense

For the three months ended March 31, 2002, noninterest expense decreased by $885,000 compared to the same period in 2001. Salaries and employee benefits, as well as occupancy, data processing, and depreciation expenses declined due in part to the absence of operations related to the sold student loan and medical finance portfolios. Other contributing factors included the impact of the lower staffing levels as the residential loan portfolio "runs off", and lower utility costs due to milder weather. Finally, the amortization of goodwill was discontinued in 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


     (Dollars in thousands)                        MARCH 31, 2002            December 31, 2001          March 31, 2001
                                                AMOUNT        PERCENT      Amount        Percent      Amount     Percent
                                              -----------------------    -----------------------    ---------------------
Loans                                         $1,592,768        63%      $1,475,245        59%      $1,697,574      69%
Federal funds sold                               458,850        18          725,000        29          474,350      19
Securities other than common stocks              315,417        12          144,134         6          145,449       6
Common stocks                                    173,126         7          163,024         6          156,991       6
                                              -----------------------    -----------------------    ---------------------
Total                                         $2,540,161       100%      $2,507,403       100%      $2,474,364     100%
                                              =======================    =======================    =====================

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Loans

The following table details the composition of Corus' loan portfolio:

      (Dollars in thousands)                        MARCH 31, 2002           December 31, 2001           March 31, 2001
                                                   AMOUNT    PERCENT        Amount      Percent        Amount      Percent
                                                --------------------       --------------------       --------------------
Loans:
   Commercial Real Estate:
     Mortgage                                   $  779,292      49%        $  675,526       46%       $  702,555       41%
     Construction                                  587,663      37            554,225       38           634,867       37
   Commercial                                       88,941       5             94,015        6            77,235        5
   Home equity                                      75,763       5             84,214        6           112,603        7
   Residential first mortgage                       46,605       3             50,779        3            66,354        4
   Student                                          13,516       1             14,591        1            85,334        5
   Medical finance & consumer                          988       -              1,895        -            18,626        1
                                                --------------------       --------------------       --------------------
Total Loans                                     $1,592,768     100%        $1,475,245      100%       $1,697,574      100%
                                                ====================       ====================       ====================

Corus is focused on commercial real estate lending, which makes up 86% of total loans outstanding at March 31, 2002, and has increased by $137 million, or 11.2% compared to December 31, 2001 and 2.2% compared to one year ago. Corus closed on nearly $210 million of new CRE loans in the first quarter of 2002 of which $124 million was funded. The tables on the following page provide additional detail with regard to Corus' commercial real estate portfolio.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following tables break out commercial real estate loans by property type, location, and size:


COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
-----------------------------------------------------------------------------------------------------
 (Dollars in millions)                                            AS OF MARCH 31, 2002
                                                   --------------------------------------------------
                                                            LOANS OUTSTANDING    TOTAL COMMITMENTS(*)
                                                    # OF    -----------------    --------------------
                                                    LOANS     AMOUNT      %       AMOUNT         %
                                                   ------   -----------------    --------------------
Condo/loft conversion                                29      $   317      23%    $   637         30%
Office                                               40          342      25         532         25
Hotel                                                35          388      28         430         20
Rental apartments                                   164           83       6         236         11
Nursing Homes                                        16           80       6          80          4
Vacant Land                                          18           58       4          60          3
Retail                                               97           38       3          39          2
Warehouse / Light industrial                         34           25       2          26          1
Other                                                17           49       4         101          5
Deferred Loan Fees / Other Discounts                N/A          (13)     (1)        (13)        (1)
                                                   ------   -----------------    --------------------
  Total                                             450      $ 1,367     100%    $ 2,128        100%
                                                   ======   ==================   ====================


COMMERCIAL REAL ESTATE LOANS - BY LOCATION
-----------------------------------------------------------------------------------------------------
 (Dollars in millions)                                            AS OF MARCH 31, 2002
                                                   --------------------------------------------------
                                                            LOANS OUTSTANDING    TOTAL COMMITMENTS(*)
                                                    # OF    -----------------    --------------------
                                                    LOANS     AMOUNT      %       AMOUNT         %
                                                   ------   -----------------    --------------------
Illinois                                            349     $   458       34%    $   618         29%
California                                           29         252       18         391         18
Washington D.C. (metro area)                          8          99        7         255         12
Texas                                                15         134       10         208         10
New York                                             11         112        8         187          9
Other                                                38         325       24         482         23
Deferred Loan Fees / Other Discounts                N/A         (13)      (1)        (13)        (1)
                                                   ------   -----------------    --------------------
  Total                                             450     $ 1,367      100%    $ 2,128        100%
                                                   ======   ==================   ====================


COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
-----------------------------------------------------------------------------------------------------
 (Dollars in millions)                                            AS OF MARCH 31, 2002
                                                   --------------------------------------------------
                                                            LOANS OUTSTANDING    TOTAL COMMITMENTS(*)
                                                    # OF    -----------------    --------------------
                                                    LOANS     AMOUNT      %       AMOUNT         %
                                                   ------   -----------------    --------------------
Less than $10 million                               387     $   368       27%    $   419         20%
$10 million to $20 million                           26         309       23         360         17
$20 million to $30 million                           13         210       15         305         14
$30 million to $40 million                            9         239       17         306         14
$40 million to $50 million                            9         146       11         381         18
$50 million to $75 million                            6         108        8         370         18
Deferred Loan Fees / Other Discounts                N/A         (13)      (1)        (13)        (1)
                                                   ------   -----------------    --------------------
  Total                                             450     $ 1,367      100%    $ 2,128        100%
                                                   ======   ==================   ====================

(*) Includes both funded and unfunded commitments, letters of credit and outstanding commitment letters.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans. The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $212,000 from 1989 through March 31, 2002. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist indefinitely.

With regard to the remaining portfolio, residential first mortgage and home equity loan balances continue to decline as the bank implements plans to allow these portfolios to "run-off". Minimal new originations are expected. In addition, Corus' decision to exit the medical finance business has been successfully executed with minimal balances remaining. Finally, the sale in late 2000 and early 2001 of the student loan portfolio is clearly reflected in the balance of student loans. The remaining balance of approximately $13.5 million is expected to pay down over the next few years.


Common Stocks

At March 31, 2002, Corus had investments in the common stocks of 31 financial industry companies totaling $173 million, including net unrealized gains of $72 million. These investments are included in the available-for-sale classification. The following is a list of Corus' top fifteen holdings, by market value, as of March 31, 2002:

                                                     MARKET   PERCENTAGE OF
CORPORATION                           SHARES HELD    VALUE     PORTFOLIO
---------------------------------------------------------------------------
  (Dollars in thousands)
 Comerica Inc.                          241,300    $ 15,098       8.7%
 FleetBoston Financial Corp.            423,960      14,839       8.6
 JP Morgan Chase & Co.                  319,100      11,376       6.6
 Citigroup Inc.                         225,000      11,142       6.5
 Amsouth Bancorporation                 466,015      10,243       5.9
 Charter One Financial Inc.             322,416      10,066       5.8
 Wachovia Corp.                         223,840       8,300       4.8
 Old Second Bancorp Inc.                206,250       8,287       4.8
 MAF Bancorp Inc.                       208,125       7,336       4.2
 Merrill Lynch & Co. Inc.               132,000       7,310       4.2
 Bank of America Corp.                   99,873       6,793       3.9
 US Bancorp                             268,870       6,068       3.5
 Bank One Corp.                         137,700       5,753       3.3
 South Trust Corp.                      195,900       5,172       3.0
 Morgan Stanley Dean Witter & Co.        82,000       4,700       2.7
                                                   -------------------
  Total for 15 highest market values               $132,483      76.5%

 All Others (16 stocks)                              40,643      23.5
                                                   -------------------
  Total                                            $173,126     100.0%
                                                   ===================


During the three months ended March 31, 2002, Corus received dividends on the stock portfolio of $1.1 million, compared to $1.0 million during the same period in 2001. In addition, Corus realized net gains from the bank stock portfolio of $951,000 during the three months ended March 31, 2002 compared to net gains of $594,000 during the same period in 2001.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Securities Other Than Common Stocks

At March 31, 2002 total securities other than common stocks were $315 million, an increase of $171 million, or 119%, compared with $144 million at December 31, 2001. This was due to the purchase of approximately $200 million of fixed-rate securities in the first quarter.


Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. In aggregate, Corus' nonperforming assets improved compared to both the prior year and the prior quarter. The breakdown by loan category is shown below:

--------------------------------------------------------------------------------
                              NONPERFORMING ASSETS
--------------------------------------------------------------------------------
                                           MARCH 31    December 31    March 31
            (Dollars in thousands)           2002         2001          2001
                                           --------    -----------    --------
Nonperforming loans:
  Residential first mortgage                $2,505        $3,232        $3,089
  Commercial real estate                       794         1,171           392
  Home equity                                  598           996           781
  Student                                      186           202           275
  Medical finance                               23           199           400
  Commercial                                     -             -            57
  Consumer                                       -             -            22
                                           --------    -----------    --------
Total nonperforming loans                    4,106         5,800         5,016
  Other real estate owned                    1,348           436         1,203
                                           --------    -----------    --------
Total nonperforming assets                  $5,454        $6,236        $6,219
                                           ========    ===========    ========

Nonaccrual loans included in
  nonperforming loans above                 $  752        $1,520        $1,214
90 days or more past due loans included in
  nonperforming loans above                 $3,291        $4,218        $3,739

Nonperforming loans/Total loans               0.26%         0.39%         0.30%
Nonperforming assets/Total assets             0.21%         0.23%         0.24%


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. During the quarter ended March 31, 2002, nonperforming residential first mortgages declined by $727,000. The decrease resulted primarily from the completion of foreclosure on three properties, effectively transferring them to Other Real Estate Owned. Nonperforming home equity loans also decreased in the quarter as a result of the charge-off of certain nonperforming loans. See allowance for loan losses.

At March 31, 2002, other real estate owned was comprised of one commercial real estate property with a book value of $57,000 and five residential properties with aggregate book values of $1.3 million. During the first quarter of 2002, Corus sold three residential properties with aggregate book values of $316,000 for a net gain of $78,000.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $1.3, $1.7, and $12.7 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively.

Subsequent to March 31, 2002, two construction loans in the amount of $7.7 million were placed on nonaccrual. Neither loan is currently delinquent. However, based on an assessment of the overall characteristics of the loans, management believes it prudent to place them on nonaccrual. Management expects minimal, if any, losses from these loans.


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at March 31, 2002. A reconciliation of the activity in the allowance for loan losses is as follows:

                                                  THREE MONTHS ENDED MARCH 31
                                                 ----------------------------
                (Dollars in thousands)                2002           2001
                                                 ----------------------------
Balance at beginning of period                   $    40,457     $    39,601
Provision for loan losses                                  -               -
Less charge-offs:
  Home equity loans                                      572             775
  Student loans                                           61             103
  Consumer loans                                           1              48
  Residential first mortgage loans                         1               -
  Commercial loans                                         -               4
  Commercial real estate loans                             -               -
                                                 ----------------------------
Total charge-offs                                        635             930
                                                 ----------------------------
Add recoveries:
  Home equity loans                                      354             324
  Student loans                                           60           2,200
  Consumer loans                                           4              24
  Residential first mortgage loans                         3              (1)
  Commercial loans                                         1               1
  Commercial real estate loans                             -               -
                                                 ----------------------------
Total recoveries                                         422           2,548
                                                 ----------------------------
Net (charge-offs)/recoveries                            (213)          1,618
                                                 ----------------------------

Balance at  March 31                             $    40,244     $    41,219
                                                 ============================

Loans at March 31                                $ 1,592,768     $ 1,697,574
                                                 ============================
Allowance as a percentage of loans                      2.53%           2.43%
                                                 ============================



The student loan recoveries of $2.2 million in the first quarter of 2001 consist almost entirely of recoveries related to the settlement of a lawsuit in 2000. Collection of these recoveries was essentially completed as of December 31, 2001 with minimal future recoveries expected.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Accrued Interest receivable and Other Assets

At December 31, 2001, Accrued Interest Receivable and Other Assets included a receivable balance related to the sale of a security. The transaction, in the amount of $77.7 million, cleared on January 2, 2002.


Liabilities

The following table details the composition of deposit products by type:


                                  MARCH 31     December 31     March 31
                                    2002           2001          2001
                                  --------     -----------     --------
Money Market                         42%           42%            47%
Certificates of Deposit              35            35             30
Demand                               10            11             11
Savings                               7             7              7
NOW                                   6             5              5
                                  --------     -----------     --------
Total                               100%          100%           100%
                                  ========     ===========     ========


At March 31, 2002, December 31, 2001 and March 31, 2001, Corus had retail certificates of deposit obtained from brokers of $312, $317 and $245 million, respectively.


Capital

Corus' consolidated leverage ratio (Tier 1 capital/adjusted quarterly average assets) was 15.94% at March 31, 2002, in excess of the minimum regulatory level of 5.00%. The consolidated Tier 1 and total risk-based capital ratios were 18.02% and 20.68%, respectively, exceeding the minimum well-capitalized Tier 1 and total risk-based capital ratios of 6.00% and 10.00%, respectively.

                        ITEM 2. - CORUS BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "targets," "forecasts" or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

      - the general state of the economy and, together with all aspects of Corus' business that are affected by changes in the economy, the impact that changing rates have on Corus' net interest margin;

      - Corus' ability to increase the commercial real estate loan portfolio;

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

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

Interest rate sensitivity as of March 31, 2002 is as follows:


Rate Shock Amount(1)                      -100 bp  -50 bp  0 bp  +50 bp  +100 bp

Percent change in the next 12 month's
   net interest income vs. constant rates   (4.6)%  (1.8)%   -     2.5%    5.0%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.


Corus' projected one-year sensitivity to interest rates has decreased since December 31, 2001. This decrease is mostly due to Corus shifting approximately $200 million of Overnight Federal Funds into fixed-rate securities maturing between February 2004 and March 2005.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $173 million, including net unrealized gains of $72 million. This price risk does not have a direct effect on the net income of Corus, although would reduce any gains which may be taken on the sale of certain equity securities in the future.

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




                          CORUS BANKSHARES, INC.
                               (Registrant)



May 3, 2002               By:  /s/ Michael E. Dulberg
                               -------------------------
                               Michael E. Dulberg
                               First Vice President and Chief Accounting Officer

                               (Principal Accounting Officer and duly authorized
                                  Officer of Registrant)

                                 EXHIBIT INDEX


3a Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form S-8 filing dated May 22, 1998.

3b By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998.

11   Computation of Net Income per Common Share.

15   Report on unaudited interim financial information.