Form 10-Q
period 2002-06-30
CORUS BANKSHARES INC
filed 2002-08-08
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

         As of July 31, 2002, the Registrant had 14,159,644 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002


                                TABLE OF CONTENTS


                                  PART I. -- FINANCIAL INFORMATION

ITEM 1.         Financial Statements .........................................................   1-9

ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ..................................................... 10-22

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk ...................    23


                                    PART II. -- OTHER INFORMATION

ITEM 1.         Legal Proceedings ............................................................    24

ITEM 2.         Changes in Securities and Use of Proceeds ....................................    24

ITEM 3.         Defaults Upon Senior Securities ..............................................    24

ITEM 4.         Submission of Matters to a Vote of Security Holders ..........................    24

ITEM 5.         Other Information ............................................................    24

ITEM 6.         Exhibits and Reports on Form 8-K .............................................    25

                Signatures ...................................................................    26

                Exhibit 11 - Computation of Net Income per Share .............................    27

                Exhibit 99.1 - Independent Accountants' Review Report ........................    28

                Exhibit 99.2 - Certification..................................................    29

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                 JUNE 30          December 31          June 30
(Dollars in thousands)                                                             2002              2001               2001
                                                                              ---------------   ---------------   ---------------
Assets
   Cash and due from banks - non-interest bearing                             $       111,606   $        58,514   $       118,242
   Federal funds sold overnight                                                       288,000           725,000           536,000
   Securities:
           Available-for-sale, at fair value
             Common stocks, Bank Holding Company                                      168,736           163,024           170,218
                (amortized costs of $101,478, $100,532 and $96,145)
             Other securities                                                         413,302           137,111           242,150
                (amortized costs of $407,311, $134,326 and $240,286)
           Held-to-maturity, at amortized cost                                          6,784             7,023             6,045
                (fair value of $6,868, $7,090 and $6,121)
                                                                              ---------------   ---------------   ---------------
           Total Securities                                                           588,822           307,158           418,413
   Loans, net of unearned discount                                                  1,642,457         1,475,245         1,700,887
           Less: Allowance for loan losses                                             40,094            40,457            41,539
                                                                              ---------------   ---------------   ---------------
           Net Loans                                                                1,602,363         1,434,788         1,659,348
   Premises and equipment, net                                                         28,912            29,337            30,955
   Accrued interest receivable and other assets                                        23,424           100,002            21,356
   Goodwill, net of accumulated amortization                                            4,523             4,523             5,001
                                                                              ---------------   ---------------   ---------------
Total Assets                                                                  $     2,647,650   $     2,659,322   $     2,789,315
                                                                              ===============   ===============   ===============

Liabilities and Shareholders' Equity
        Deposits:
            Noninterest-bearing                                               $       227,657   $       226,620   $       245,073
            Interest-bearing                                                        1,853,259         1,894,836         1,995,969
                                                                              ---------------   ---------------   ---------------
            Total Deposits                                                          2,080,916         2,121,456         2,241,042
        Other borrowings                                                               52,752            55,816            75,877
        Accrued interest payable and other liabilities                                 38,019            31,164            38,396
                                                                              ---------------   ---------------   ---------------
Total Liabilities                                                                   2,171,687         2,208,436         2,355,315
Shareholders' Equity
        Common stock (par value $0.05 per share,
            50,000,000 shares authorized; 14,159,644, 14,159,644
            and 14,132,740 shares outstanding, respectively)                              708               708               707
        Surplus                                                                        16,015            15,951            12,540
        Retained earnings                                                             411,629           391,798           371,394
        Accumulated other comprehensive income                                         47,611            42,429            49,359
                                                                              ---------------   ---------------   ---------------
Total Shareholders' Equity                                                            475,963           450,886           434,000
                                                                              ---------------   ---------------   ---------------
Total Liabilities and Shareholders' Equity                                    $     2,647,650   $     2,659,322   $     2,789,315
                                                                              ===============   ===============   ===============


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                          June 30                        June 30
                                                               -----------------------------   -----------------------------
(In thousands, except per share data)                              2002            2001            2002             2001
                                                               -------------   -------------   -------------   -------------
Interest, Loan Fees, and Dividend Income
   Interest and fees on loans:
       Taxable                                                 $      34,245   $      39,440   $      64,690   $      81,401
       Tax-advantaged                                                     57             105             118             229
   Federal funds sold                                                  1,614           5,938           4,123          13,007
   Securities:
       Taxable                                                         3,852           2,091           6,205           5,216
       Tax-advantaged                                                     16              18              34              37
       Dividends                                                       1,221           1,112           2,346           2,160
       Trading account                                                    56             181             331             257
                                                               -------------   -------------   -------------   -------------
Total Interest, Loan Fees, and Dividend Income                        41,061          48,885          77,847         102,307

Interest Expense
   Deposits                                                           13,520          21,014          27,186          43,982
   Federal funds purchased                                                --               2               3               3
   Other borrowings                                                      481             229             925             276
   Federal Home Loan Bank advances                                        --              69              --             648
                                                               -------------   -------------   -------------   -------------
Total Interest Expense                                                14,001          21,314          28,114          44,909

Net Interest Income                                                   27,060          27,571          49,733          57,398

Provision for loan losses                                                 --              --              --              --
                                                               -------------   -------------   -------------   -------------
Net Interest Income After Provision for Loan Losses                   27,060          27,571          49,733          57,398
Noninterest Income
   Service charges on deposit accounts                                 2,967           2,670           5,971           5,351
   Securities gains, net                                               1,766           1,247           3,330           2,046
   Gain on sale of student loans                                          --           2,201              --           2,201
   Other income                                                          671           2,534           1,324           3,990
                                                               -------------   -------------   -------------   -------------
Total Noninterest Income                                               5,404           8,652          10,625          13,588
Noninterest Expense
   Salaries and employee benefits                                      7,434           8,547          15,275          16,628
   Net occupancy                                                       1,006           1,083           1,936           2,258
   Data processing                                                       602             684           1,192           1,360
   Depreciation - furniture & equipment                                  423             523             835             997
   Goodwill amortization                                                  --             179              --             417
   Other expenses                                                      2,252           2,663           4,734           5,158
                                                               -------------   -------------   -------------   -------------
Total Noninterest Expense                                             11,717          13,679          23,972          26,818
                                                               -------------   -------------   -------------   -------------
Income Before Income Taxes                                            20,747          22,544          36,386          44,168
Income tax expense                                                     6,925           7,822          12,095          15,224
                                                               -------------   -------------   -------------   -------------
Net Income                                                     $      13,822   $      14,722   $      24,291   $      28,944
                                                               =============   =============   =============   =============
Net income per share:
   Basic                                                       $        0.98   $        1.04   $        1.72   $        2.05
   Diluted                                                              0.96            1.02            1.70            2.02

Cash dividends declared per common share                       $       0.160   $       0.155   $       0.315   $       0.305

Average common shares outstanding:
   Basic                                                              14,160          14,139          14,160          14,141
   Diluted                                                            14,326          14,364          14,315          14,354


See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          Other
                                                          Common                         Retained     Comprehensive
(Dollars in thousands, except per share data)              Stock          Surplus         Earnings        Income          Total
                                                        ------------    ------------    ------------   ------------   ------------
Balance at December 31, 2001                            $        708    $     15,951    $    391,798   $     42,429   $    450,886

Net income                                                                                    24,291                        24,291
Other comprehensive income (net of income taxes):
   Net change in unrealized gains on available-
     for-sale securities                                                                                      5,182          5,182
                                                                                                                      ------------
Comprehensive income                                                                                                        29,473
                                                                                                                      ------------
Deferred compensation                                                             64                                            64

Cash dividends declared on common stock,
   $0.315 per common share                                                                    (4,460)                       (4,460)
                                                        ------------    ------------    ------------   ------------   ------------
Balance at June 30, 2002                                $        708    $     16,015    $    411,629   $     47,611   $    475,963
                                                        ============    ============    ============   ============   ============


See accompanying notes.


                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                        Other
                                                        Common                         Retained      Comprehensive
(Dollars in thousands, except per share data)           Stock           Surplus        Earnings         Income           Total
                                                     ------------    ------------    ------------    -------------    -----------
Balance at December 31, 2000                         $        707    $     12,549    $    347,288    $     41,809    $    402,353

Net income                                                                                 28,944                          28,944
Other comprehensive income (net of income taxes):
   Net change in unrealized gains on available-
     for-sale securities                                                                                    7,550           7,550
                                                                                                                      -----------
Comprehensive income                                                                                                       36,494
                                                                                                                      -----------
Retirement of common shares                                    --              (9)           (527)                           (536)

Cash dividends declared on common stock,
   $0.305 per common share                                                                 (4,311)                         (4,311)
                                                     ------------    ------------    ------------    -------------    -----------
Balance at June 30, 2001                             $        707    $     12,540    $    371,394    $     49,359    $    434,000
                                                     ============    ============    ============    =============    ===========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Dollars in thousands)

Six months ended June 30                                                                          2002             2001
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                   $      24,291    $      28,944
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                                   1,461            1,655
     Amortization (accretion) of investment and loan premiums (discounts), net                         117             (393)
     Goodwill amortization                                                                              --              417
     Deferred income tax expense (benefit)                                                             170           (1,565)
     Securities gains, net                                                                          (3,330)          (2,046)
     Gain on dispositions of student loans                                                              --             (285)
     Deferred compensation                                                                           1,354            1,200
     Gain on sale of student loans                                                                      --           (2,201)
     Gain on sale of fixed assets                                                                       --             (724)
     Decrease in accrued interest receivable and other assets                                        3,951           10,543
     Increase (decrease) in accrued interest payable and other liabilities                           2,482          (13,310)
                                                                                             -------------    -------------
        Net cash provided by operating activities                                                   30,496           22,235

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                                           239              156
     Proceeds from maturities of available-for-sale securities                                      58,787           62,601
     Proceeds from sales of available-for-sale securities                                          105,571           88,268
     Purchases of available-for-sale securities                                                   (360,257)        (108,339)
     Proceeds from sale of loans                                                                        --           65,430
     Net increase in loans                                                                        (170,848)        (212,369)
     Bad debt recoveries                                                                             1,094            3,598
     Purchases of premises and equipment, net                                                         (995)          (1,219)
     Purchases of minority interest and additional consideration for bank subsidiaries                  --               60
     Proceeds from sale of fixed assets                                                                 --              831
                                                                                             -------------    -------------
        Net cash used in investing activities                                                     (366,409)        (100,983)

CASH FLOWS FROM FINANCING ACTIVITIES:

     (Decrease) increase in deposit accounts                                                       (40,540)         133,412
     Repayment of debt                                                                              (2,000)         (40,000)
     (Decrease) increase in other borrowings, net                                                   (1,064)          74,792
     Retirements of common shares                                                                       --             (536)
     Cash dividends paid on common shares                                                           (4,391)          (4,243)
                                                                                             -------------    -------------
        Net cash (used in) provided by financing activities                                        (47,995)         163,425
                                                                                             -------------    -------------
Net (decrease) increase in cash and cash equivalents                                              (383,908)          84,677
Cash and cash equivalents at January 1                                                             783,514          569,565
                                                                                             -------------    -------------
Cash and cash equivalents at June 30                                                         $     399,606    $     654,242
                                                                                             =============    =============

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

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Furthermore, the statements require that changes in the derivative's fair value be recognized currently in earnings. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the results of the hedged item or deferred through recognition in a component of other comprehensive income in the Consolidated Statement of Changes in Shareholders' Equity. To qualify for hedge accounting the Company must also formally document, designate, and assess the effectiveness of all such hedges. See Note 4 in Notes to Condensed Consolidated Financial Statements for impact on Company earnings.


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

         Consumer Lending is composed of home equity, residential mortgage, student, and other loans to individual borrowers. Revenues of this segment are from interest and fees on the loans.

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

         Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits, and other liabilities and their related income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities. The provision for credit losses recorded by each operating segment is based on the net charge- offs incurred by each line of business. Income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Expenses incurred by centrally managed operations units that directly support business lines' operations are charged to the business lines based on standard unit costs and volume measurements. Capital is allocated to each line of business, including both on and off-balance sheet items, based on its inherent risks, including credit, operational, and other business risks. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of significant segment information, as required by SFAS No. 131:


FOR THE THREE MONTHS ENDED JUNE 30, 2002

(Dollars in thousands)     Commercial       Consumer        Retail         Corporate    Inter-segment
                            Lending         Lending         Banking         Support      Eliminations     Consolidated
                         -------------   -------------   -------------   -------------   -------------    -------------
Total Revenues (1)       $      15,948   $       1,840   $       9,962   $       4,714   $          --    $      32,464
Net Income                       7,074             450           3,056           3,242              --           13,822
Total Average Assets         1,673,796         139,498       2,162,881         362,485      (1,702,195)       2,636,465
End of Period Goodwill              --              --           4,523              --              --            4,523

FOR THE THREE MONTHS ENDED JUNE 30, 2001

(Dollars in thousands)     Commercial       Consumer        Retail         Corporate     Inter-segment
                            Lending         Lending         Banking         Support       Eliminations    Consolidated
                         -------------   -------------   -------------   -------------   -------------    -------------
Total Revenues (1)       $      13,953   $       4,293   $      11,413   $       6,564   $          --    $      36,223
Net Income                       5,887             642           4,133           4,060              --           14,722
Total Average Assets         1,766,797         245,487       2,271,116         371,939      (1,990,336)       2,665,003
End of Period Goodwill              --              --           5,001              --              --            5,001

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Dollars in thousands)     Commercial       Consumer        Retail         Corporate     Inter-segment
                            Lending         Lending         Banking         Support       Eliminations    Consolidated
                         -------------   -------------   -------------   -------------   -------------    -------------
Total Revenues (1)       $      29,325   $       3,847   $      19,747   $       7,439   $          --    $      60,358
Net Income                      12,459             975           5,963           4,894              --           24,291
Total Average Assets         1,604,336         147,952       2,179,503         428,150      (1,713,595)       2,646,346
End of Period Goodwill              --              --           4,523              --              --            4,523

FOR THE SIX MONTHS ENDED JUNE 30, 2001

(Dollars in thousands)     Commercial       Consumer        Retail        Corporate     Inter-segment
                            Lending         Lending         Banking        Support       Eliminations     Consolidated
                         -------------   -------------   -------------   -------------   -------------    -------------
Total Revenues (1)       $      27,413   $       8,130   $      25,324   $      10,119   $          --    $      70,986
Net Income                      11,691             853          10,043           6,357              --           28,944
Total Average Assets         1,718,621         277,312       2,241,524         352,634      (1,959,934)       2,630,157
End of Period Goodwill              --              --           5,001              --              --            5,001

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

         Corus utilizes interest rate fixed-to-floating swaps (pay fixed/receive floating) and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. In the first half of 2002, all but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. In addition, the basis swaps are not being accounted for under hedge accounting.

         For the six months ended June 30, 2002, Corus recorded net SFAS 133/138 income of $2.7 million, which consisted of a $58,000 expense included in net interest income and $2.8 million of income included in securities gains.


5.       Other Borrowings

         On June 26, 2001, Corus entered into an agreement with a third party to borrow $70 million, consisting of a term note in the amount of $50 million and a revolving note in the amount of $20 million, both at an effective interest rate equal to LIBOR plus 150 basis points, adjusted quarterly. Both loans mature on June 25, 2004, and either loan may be prepaid at any time without premium or penalty, except for certain yield maintenance charges not to exceed 3 months interest. Minimum principal repayment of the term loan is $1.0 million quarterly beginning September 30, 2001 and the revolving loan is payable upon maturity. Interest is payable quarterly. In addition, a fee at an annual rate of 1/4% of the average unused revolving note commitment is due quarterly.

         Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the Allowance for Loan Losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of June 30, 2002, management believes that Corus was in compliance with all loan covenants.

         Interest and fees for both notes for the first half of 2002 totaled $912,000. At June 30, 2002, the term note and revolving credit line had outstanding balances of $46 million and $6.4 million, respectively.

                             CORUS BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       Statement of Financial Accounting Standards No. 142

         The following table presents net income and earnings per share. Prior year amounts have been restated to exclude amortization expense related to goodwill, as required by SFAS No. 142.

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30                        JUNE 30
                                                -----------------------------   -----------------------------
(In thousands, except per share data)                2002            2001           2002            2001
                                                -------------   -------------   -------------   -------------
NET INCOME:
Reported net income                             $      13,822   $      14,722   $      24,291   $      28,944
Add back: Goodwill amortization                            --             179              --             417
                                                -------------   -------------   -------------   -------------
Adjusted net income                             $      13,822   $      14,901   $      24,291   $      29,361
                                                =============   =============   =============   =============

BASIC EARNINGS PER SHARE:
Reported net income                             $        0.98   $        1.04   $        1.72   $        2.05
Add back: Goodwill amortization                            --            0.01              --            0.03
                                                -------------   -------------   -------------   -------------
Adjusted net income                             $        0.98   $        1.05   $        1.72   $        2.08
                                                =============   =============   =============   =============

DILUTED EARNINGS PER SHARE:
Reported net income                             $        0.96   $        1.02   $        1.70   $        2.02
Add back: Goodwill amortization                            --            0.01              --            0.03
                                                -------------   -------------   -------------   -------------
Adjusted net income                             $        0.96   $        1.03   $        1.70   $        2.05
                                                =============   =============   =============   =============


Note: The goodwill amortization was not tax deductible and as a result pre-tax and after-tax amounts are equivalent.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

BUSINESS SUMMARY

Corus Bankshares, Inc. is a one-bank holding company headquartered in Chicago, Illinois. In addition to deposit gathering and servicing the check cashing industry, Corus specializes in making commercial real estate and construction loans with a concentration, by property type, in residential condominiums, office buildings, hotels and apartments. With regard to the remainder of its loan portfolio, Corus is allowing its first mortgage and home equity loan balances to "run-off." In addition, Corus recently exited the medical finance business with minimal balances remaining.

OPERATING RESULTS

For the three months ended June 30, 2002, net income was $13.8 million, or $0.96 per share on a diluted basis, a decrease of 6.1% from net income of $14.7 million, or $1.02 per share on a diluted basis, in 2001. For the six months ended June 30, 2002, net income was $24.3 million, or $1.70 per share on a diluted basis, a decrease of 16.1% from net income of $28.9 million, or $2.02 per share on a diluted basis, in 2001.

Earnings for the second quarter of 2002 represented annualized returns of 11.8% on equity (ROE) and 2.1% on assets (ROA) compared to 14.1% and 2.2% for the same period in 2001. Earnings for the six months ended June 30, 2002 represented annualized returns of 10.6% on equity (ROE) and 1.8% on assets (ROA) compared to 14.0% and 2.2% for the same period in 2001.

Net Interest Income

The major source of earnings for Corus is net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings. The related net interest margin (see pages 12-13) represents net interest income as a percentage of the average earning assets during the period.

For the three and six months ended June 30, 2002, Corus' net interest margin declined by 3 and 64 basis points, respectively, compared to the prior year. These relatively small decreases occurred in spite of the continuing impact of the Federal Reserve's dramatic interest rate cuts throughout 2001 due, in large part, to the unusually high fee income recognized in the second quarter of 2002.

Specifically, fee income in the second quarter of this year was $7.1 million versus $3.2 million during the second quarter of 2001. Year-to-date, fee income for this year was $10.6 million versus $6.7 million during the same period in 2001. It is important to note that while fee income during the second quarter of this year was substantially greater than in past quarters, our pace of commercial real estate originations, and therefore fees being earned, has also gained tremendous force in the past several quarters. Therefore, while the Bank is not necessarily forecasting that near term future quarters will show fee income as strong as in the second quarter, we nonetheless do expect that fee income will be increasing at a solid pace as long as commercial real estate originations continue to be as strong as we have seen so far this year.

As background, Corus appropriately records loan fees as part of interest income. These fees consist primarily of points and fees collected at closing ("origination fees") but may also include prepayment fees, extension fees, exit fees and other miscellaneous fees. In general, origination and extension fees are deferred and recognized in income ratably over the remaining term of the loan as an effective adjustment to yield. However, in the event that a loan is repaid prior to maturity, any remaining unrecognized deferred income would be recorded as income at that time. Furthermore, depending on the loan terms, a prepayment fee may be recorded as well. This situation can result in unusually high yields in any given period.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

In addition, certain loans include fees that are contingent on some future event. These fees are not recognized as income until the contingency is satisfied. These types of fees, which can sometimes exceed $1 million, may also result in unusually high yields in a given period.

Noninterest Income

For the three and six months ended June 30, 2002, noninterest income decreased by $3.2 and $3.0 million, respectively compared to the prior year. The $2.2 million gain on sale of student loans recorded in the second quarter of 2001 was the largest single factor contributing to this decrease.

Also contributing to the decline were decreases in other noninterest income totaling $1.8 and $2.7 million respectively, for the three and six months ended June 30, 2002. Several items resulted in this decline. First was the absence in 2002 of temporary servicing fees associated with the sale of the student loan portfolio. Fees in the amount of $612,000 and $1.5 million were earned during the three and six months ended June 30, 2001. Second, over one million dollars of gains were recorded in the second quarter of 2001 from the sales of certain fixed assets and OREO properties compared to $127,000 in 2002. Finally, other income related to the sold student loans totaled $285,000 in 2001 while minimal amounts were recorded in 2002.

The increases in security gains resulted from the impact of favorable mark-to-market adjustments generally related to Corus' basis swaps. For the three and six-month periods ended June 30, 2002, mark-to-market adjustments totaled $2.0 million and $2.8 million, respectively, compared to the 2001 adjustments of $1.3 million and $1.0 million, respectively. These swaps do not qualify for hedge accounting and, as such, the impact of changes in market values is fully reflected in earnings. Statement of Financial Accounting Standards No.133/138 provides the authoritative guidance for derivative accounting and was implemented by Corus in the first quarter of 2001 (see Notes to Condensed Consolidated Financial Statements). The remaining variances relate to the sale of certain available-for-sale and trading securities.

Service charge income grew by $297,000 and $620,000, respectively, for the three and six months ended June 30, 2002 compared to the prior year. The increase resulted from the impact of lower customer earnings credits. Each month, commercial checking customers receive a noncash earnings credit based on their account balance and short-term interest rates. The earnings credit reduces the impact of activity fees charged to the account. Lower short-term interest rates result in a lower earnings credit and higher net service charges.

Noninterest Expense

For the three and six months ended June 30, 2002, noninterest expense decreased by $2.0 and $2.8 million, respectively, compared to 2001. Salaries and employee benefits, as well as occupancy, data processing, and depreciation expenses declined due in part to the absence of operations related to the sold student loan and medical finance portfolios. Other contributing factors included the impact of the lower staffing levels as the residential loan portfolio "runs off." Finally, the amortization of goodwill was discontinued in 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Salaries and employee benefits are also impacted by quarterly mark-to-market adjustments associated with the Commercial Loan Officer Commission Program ("the Program"). The Program provides for deferred payment of a portion of annual commercial loan officer commissions. Participants are offered three investment options for the deferral, two of which include shares of Corus Common Stock. While the initial commission is expensed when earned, accounting rules require continuous adjustments based on changes in the market value of Corus' Common Stock. For the three months ended June 30, 2002, the adjustment was a decrease to salaries and benefits of $200,000. For the year-to-date 2002, the net impact of these adjustments is an increase to expense of $64,000.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)

                                                                                THREE MONTHS ENDED JUNE 30
                                                       -------------------------------------------------------------------------
                                                                        2002                                 2001
                                                       ------------------------------------  -----------------------------------
                                                                                  AVERAGE                                AVERAGE
                                                         AVERAGE      INTEREST     YIELD/      AVERAGE     INTEREST       YIELD/
(Dollars in thousands)                                   BALANCE      AND FEES     COST        BALANCE     AND FEES       COST
                                                       -----------  -----------  ----------  -----------  -----------    -------
ASSETS
Earning Assets:
   Federal funds sold                                  $   374,200  $     1,614        1.73% $   557,788  $     5,938     4.26%
   Taxable securities other than common stocks             367,184        3,852        4.20%     141,895        2,091     5.89%
   Common stocks (1)                                       173,439        1,682        3.88%     162,690        1,531     3.76%
   Tax-advantaged securities (2)                             1,099           24        8.88%       1,243           28     9.15%
   Trading account securities                               11,977           56        1.87%      21,579          182     3.36%
   Loans, net of unearned discount (2) (3)               1,621,483       34,332        8.47%   1,692,337       39,600     9.36%
                                                       -----------  -----------              -----------  -----------
     Total earning assets                                2,549,382       41,560        6.52%   2,577,532       49,370     7.66%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing             73,585                                73,157
   Allowance for loan losses                               (40,345)                              (41,613)
   Premises and equipment, net                              28,866                                31,399
   Other assets, including goodwill                         24,977                                24,528
                                                       -----------                           -----------
     Total assets                                      $ 2,636,465                           $ 2,665,003
                                                       ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                               $   886,411  $     4,695        2.12% $   993,907  $     9,457     3.81%
   NOW deposits                                            117,915          138        0.47%     110,250          401     1.45%
   Savings deposits                                        156,137          580        1.49%     148,224          910     2.46%
   Time deposits                                           690,349        8,107        4.70%     694,453       10,246     5.90%
                                                       -----------  -----------              -----------  -----------
     Total interest-bearing deposits                     1,850,812       13,520        2.92%   1,946,834       21,014     4.32%

   Borrowings                                               53,342          481        3.61%      19,955          231     4.62%
   Federal Home Loan Bank advances                              --           --          --%       4,835           69     5.71%
                                                       -----------  -----------              -----------  -----------
     Total interest-bearing liabilities                  1,904,154       14,001        2.94%   1,971,624       21,314     4.32%
Noninterest-bearing liabilities and
 shareholders' equity:
   Noninterest-bearing deposits                            224,532                               226,831
   Other liabilities                                        40,880                                48,298
   Shareholders' equity                                    466,899                               418,250
                                                       -----------                           -----------
     Total liabilities and
        shareholders' equity                           $ 2,636,465                           $ 2,665,003
                                                       ===========                           ===========
Interest income and loan fees/average
  earning assets                                       $ 2,549,382  $    41,560        6.52% $ 2,577,532  $    49,370     7.66%
Interest expense/average interest-bearing
  liabilities                                          $ 1,904,154       14,001        2.94% $ 1,971,624       21,314     4.32%
                                                       -----------  -----------  ----------  -----------  -----------   -------
Net interest spread                                                 $    27,559        3.58%              $    28,056      3.34%
                                                                    ===========  ==========               ===========   =======
Net interest margin                                                                    4.32%                               4.35%
                                                                                 ==========                             =======

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

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30
                                                   -------------------------------------------------------------------------------
                                                                    2002                                       2001
                                                   ----------------------------------------   ------------------------------------
                                                                                 AVERAGE                                  AVERAGE
                                                     AVERAGE      INTEREST        YIELD/       AVERAGE       INTEREST      YIELD/
(Dollars in thousands)                               BALANCE      AND FEES        COST         BALANCE       AND FEES       COST
                                                   -----------   -----------    -----------   -----------   -----------   --------
ASSETS
Earning Assets:
   Federal funds sold                              $   486,634   $     4,123           1.69%  $   535,986   $    13,007       4.85%
   Taxable securities other than common stocks         278,647         6,205           4.45%      168,293         5,216       6.20%
   Common stocks (1)                                   168,072         3,230           3.84%      163,848         2,974       3.63%
   Tax-advantaged securities (2)                         1,171            53           9.01%        1,243            57       9.15%
   Trading account securities                           39,428           331           1.68%       14,043           257       3.66%
   Loans, net of unearned discount (2) (3)           1,580,722        64,871           8.21%    1,647,475        81,753       9.92%
                                                   -----------   -----------                  -----------   -----------
     Total earning assets                            2,554,674        78,813           6.17%    2,530,888       103,264       8.16%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing         78,460                                     79,844
   Allowance for loan losses                           (40,391)                                   (41,030)
   Premises and equipment, net                          29,046                                     31,527
   Other assets, including goodwill                     24,557                                     28,928
                                                   -----------                                -----------
     Total assets                                  $ 2,646,346                                $ 2,630,157
                                                   ===========                                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
   Money market deposits                           $   890,305   $     8,782           1.97%  $   990,006   $    21,350       4.31%
   NOW deposits                                        116,997           285           0.49%      108,780           822       1.51%
   Savings deposits                                    153,969         1,139           1.48%      147,732         1,869       2.53%
   Time deposits                                       709,542        16,980           4.79%      664,185        19,941       6.00%
                                                   -----------   -----------                  -----------   -----------
     Total interest-bearing deposits                 1,870,813        27,186           2.91%    1,910,703        43,982       4.60%

   Short-term borrowings                                52,931           928           3.51%       10,888           279       5.12%
   Federal Home Loan Bank advances                          --            --             --%       22,320           648       5.81%
                                                   -----------   -----------                  -----------   -----------
     Total interest-bearing liabilities              1,923,744        28,114           2.92%    1,943,911        44,909       4.62%
Noninterest-bearing liabilities and
 shareholders' equity:
   Noninterest-bearing deposits                        222,517                                    223,255
   Other liabilities                                    40,122                                     49,755
   Shareholders' equity                                459,963                                    413,236
                                                   -----------                                -----------
     Total liabilities and
        shareholders' equity                       $ 2,646,346                                $ 2,630,157
                                                   ===========                                ===========

Interest income and loan fees/average
 earning assets                                    $ 2,554,674   $    78,813           6.17%  $ 2,530,888   $   103,264       8.16%
Interest expense/average
 interest-bearing liabilities                      $ 1,923,744        28,114           2.92%  $ 1,943,911        44,909       4.62%
                                                   -----------   -----------    -----------   -----------   -----------   --------
Net interest spread                                              $    50,699           3.25%                 $   58,355       3.54%
                                                                 ===========    ===========                 ===========   ========
Net interest margin                                                                    3.97%                                  4.61%
                                                                                ===========                               ========


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

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

(Dollars in thousands)                         JUNE 30, 2002               December 31, 2001                June 30, 2001
                                          AMOUNT         PERCENT         Amount        Percent          Amount        Percent
                                       ------------   ------------    ------------   ------------    ------------   ------------
Loans                                  $  1,642,457             65%   $  1,475,245             59%   $  1,700,887             64%
Federal funds sold                          288,000             11         725,000             29         536,000             20
Securities other than common stocks         420,086             17         144,134              6         248,195              9
Common stocks                               168,736              7         163,024              6         170,218              7
                                       ------------       --------    ------------       --------    ------------       --------
Total                                  $  2,519,279            100%   $  2,507,403            100%   $  2,655,300            100%
                                       ============       ========    ============       ========    ============       ========


Loans

Corus is focused on commercial real estate lending, which makes up 87% of total loans outstanding at June 30, 2002, and has increased by $206 million, or 16.7% December 31,2001 and 0.9% compared to one year ago. Corus compared to closed on $550 million of new CRE loans in the first half of 2002. The following table provides additional detail with respect to Corus' loan portfolio:


(Dollars in thousands)                 JUNE 30, 2002                December 31, 2001                June 30, 2001
                                   AMOUNT        PERCENT          Amount        Percent          Amount         Percent
                                ------------   ------------    ------------   ------------    ------------   ------------
Loans:
   Commercial Real Estate:
     Mortgage                   $    793,583             48%   $    675,526             46%   $    778,472             46%
     Construction                    641,932             39         554,225             38         643,799             38
   Commercial                         86,365              5          94,015              6          75,229              4
   Home equity                        65,806              4          84,214              6         103,159              6
   Residential first mortgage         41,491              3          50,779              3          62,527              4
   Student                            12,517              1          14,591              1          19,121              1
   Medical finance & consumer            763             --           1,895             --          18,580              1
                                ------------   ------------    ------------   ------------    ------------   ------------
Total Loans                     $  1,642,457            100%   $  1,475,245            100%   $  1,700,887            100%
                                ============   ============    ============   ============    ============   ============

The table above includes only actual balances outstanding. When commitments are factored in, commercial real estate loan growth is even more significant. Commitments include unfunded loan amounts, commitment letters and letters of credit.

The table on the following page shows a reconciliation of commercial real estate loans outstanding to the total including commitments.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Commercial Real Estate Loans Outstanding Including Commitments

                                        JUNE 30, 2002               December 31, 2001                 June 30, 2001
(Dollars in thousands)              AMOUNT        PERCENT          Amount        Percent          Amount         Percent
                                 ------------   ------------    ------------   ------------    ------------   ------------
Funded loans, net                $  1,435,515             58%   $  1,229,751             69%   $  1,422,271             72%
Commitments:
   Loans                              594,225             24         486,797             28         508,300             26
   Commitment Letters                 410,354             17          32,000              2          23,750              1
   Letters of Credit                   20,423              1          20,910              1          20,910              1
                                 ------------   ------------    ------------   ------------    ------------   ------------
Total                            $  2,460,517            100%   $  1,769,458            100%   $  1,975,231            100%
                                 ============   ============    ============   ============    ============   ============

Including commitments, year-to-date growth is over $690 million or 39%. Corus' commitments are primarily comprised of unfunded commitments under commercial real estate construction loans and commitment letters the Bank has issued on loans that have not yet closed. While most of this growth is from outstanding commitment letters, it is Corus' experience that once the loan process has reached the stage of commitment letter issuance, the loans generally close.

While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The following tables break out commercial real estate loans by property type, location, and size:

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
(Dollars in millions)
                                                                              AS OF JUNE 30, 2002
                                                ----------------------------------------------------------------------------
                                                                     LOANS OUTSTANDING                 TOTAL COMMITMENTS*
                                                   # OF        ----------------------------     ----------------------------
                                                   LOANS         AMOUNT             %              AMOUNT             %
                                                ------------   ------------    ------------     ------------    ------------
Office                                                    41   $        410              29%    $        687              28%
Condo/loft conversion                                     28            308              21              657              27
Hotel                                                     38            410              29              460              19
Rental apartments                                        161            106               7              400              16
Retail                                                    96             38               3               84               4
Nursing Homes                                             16             79               5               79               3
Vacant Land                                               16             51               3               54               2
Warehouse / Light industrial                              31             24               2               24               1
Other                                                     11             23               2               29               1
Deferred Loan Fees / Other Discounts                     N/A            (13)             (1)             (13)             (1)
                                                ------------   ------------    ------------     ------------    ------------
  Total                                                  438   $      1,436             100%    $      2,461             100%
                                                ============   ============    ============     ============    ============


COMMERCIAL REAL ESTATE LOANS - BY LOCATION
(Dollars in millions)
                                                                             AS OF JUNE 30, 2002
                                                ----------------------------------------------------------------------------
                                                                    LOANS OUTSTANDING                 TOTAL COMMITMENTS*
                                                   # OF        ----------------------------     ----------------------------
                                                   LOANS         AMOUNT             %              AMOUNT            %
                                                ------------   ------------    ------------     ------------    ------------
Illinois                                                 333   $        433              30%    $        586              24%
California                                                32            243              17              573              23
Washington D.C. (metro area)                               8            168              12              308              13
New York                                                  12            120               8              250              10
Texas                                                     15            141              10              198               8
Other                                                     38            344              24              559              23
Deferred Loan Fees / Other Discounts                     N/A            (13)             (1)             (13)             (1)
                                                ------------   ------------    ------------     ------------    ------------
  Total                                                  438   $      1,436             100%    $      2,461             100%
                                                ============   ============    ============     ============    ============


COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
(Dollars in millions)
                                                                             AS OF JUNE 30, 2002
                                                ----------------------------------------------------------------------------
                                                                    LOANS OUTSTANDING                 TOTAL COMMITMENTS*
                                                   # OF        ----------------------------     ----------------------------
                                                   LOANS         AMOUNT             %             AMOUNT             %
                                                ------------   ------------    ------------     ------------    ------------
Less than $10 million                                    369   $        368              25%    $        412              17%
$10 million to $20 million                                27            298              21              354              14
$20 million to $30 million                                12            197              14              277              11
$30 million to $40 million                                10            254              18              340              14
$40 million to $50 million                                 8            110               8              349              14
$50 million to $60 million                                 4            152              10              214               9
$60 million to $75 million                                 8             70               5              528              22
Deferred Loan Fees / Other Discounts                     N/A            (13)             (1)             (13)             (1)
                                                ------------   ------------    ------------     ------------    ------------
  Total                                                  438   $      1,436             100%    $      2,461             100%
                                                ============   ============    ============     ============    ============

* Includes both funded and unfunded commitments, letters of credit and outstanding commitment letters

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details purchased loan participations in which Corus has an interest:


PURCHASED INTERESTS
                                                                                         AS OF JUNE 30, 2002
                                                                    -------------------------------------------------------------
                                                                        CURRENT COMMITMENT                 BALANCE OUTSTANDING
                                                           %        --------------------------        ---------------------------
LOAN #         PROPERTY TYPE               LOCATION      PURCH         TOTAL          CORUS              TOTAL           CORUS
------         ---------------------       --------      -----      -----------     ----------        -----------    ------------
(Dollars in thousands)
1              Condo/loft conversion       FL            22%        $   225,000     $   50,000        $   225,000    $     50,000
2              Office                      CA            12%            212,099         25,452            193,117          23,174
3              Hotel                       CA            15%             96,600         14,490             96,600          14,490
4              Condo/loft conversion       TX            50%             62,000         31,000             49,792          24,896
5              Hotel                       IL            50%             41,350         20,675             41,350          20,675
6              Retail                      IL            48%             29,755         14,298             29,755          14,298
                                                                                    ----------                        -----------
TOTAL PURCHASED                                                                    $   155,915                      $     147,533
Corus' total CRE portfolio                                                           2,460,517                          1,435,515
Purchased interests as a percentage of Corus' total                                        6.3%                              10.3%

Over the past several decades, the banking industry has shown higher delinquency and loss rates for construction loans than for commercial real estate mortgage loans. The commercial real estate markets have been good for many years and Corus has had particularly impressive results. Net charge-offs on Corus' commercial real estate loans have totaled just $195,000 from 1989 through June 30, 2002. While Corus' commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist indefinitely.

With regard to the remaining portfolio, residential first mortgage and home equity loan balances continue to decline as the Bank implements plans to allow these portfolios to Minimal new originations are expected. In addition, Corus' "run-off." decision to exit the medical finance business has been successfully executed with minimal balances remaining.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Common Stocks

At June 30, 2002, Corus had investments in the common stocks of 31 financial industry companies totaling $168.7 million, including net unrealized gains of $67.3 million. These investments are included in the available-for-sale classification. The following is a list of Corus' top 25 holdings, by market value, as of June 30, 2002:

                                                                                     MARKET         PERCENTAGE OF
CORPORATION                                        SHARES HELD                       VALUE            PORTFOLIO
-----------                                        -----------                    -------------     -------------
(Dollars in thousands)
Comerica Inc.                                      241,300                        $     14,816           8.8%
FleetBoston Financial Corp.                        423,960                              13,715           8.1
Charter One Financial Inc.                         322,417                              11,085           6.6
JP Morgan Chase & Co.                              319,100                              10,824           6.4
Amsouth Bancorporation                             466,015                              10,429           6.2
Old Second Bancorp Inc.                            275,000                              10,103           6.0
Citigroup Inc.                                     225,000                               8,719           5.2
Wachovia Corp.                                     223,840                               8,546           5.1
MAF Bancorp Inc.                                   208,125                               7,825           4.6
Bank of America Corp.                               99,873                               7,027           4.2
US Bancorp                                         268,871                               6,278           3.7
Merrill Lynch & Co. Inc.                           132,000                               5,346           3.2
Bank One Corp.                                     137,700                               5,299           3.1
South Trust Corp.                                  195,900                               5,117           3.0
Union Planters Corp.                               143,555                               4,647           2.7
Compass Bancshares Inc.                            108,750                               3,654           2.2
Morgan Stanley Dean Witter & Co.                    82,000                               3,533           2.1
Bank of New York Co. Inc.                          100,000                               3,375           2.0
Amcore Financial Inc.                              142,500                               3,302           1.9
Suntrust Banks Inc.                                 48,000                               3,250           1.9
Mellon Financial Corp.                             100,000                               3,143           1.9
Hibernia Corp.                                     154,200                               3,052           1.8
Associated Banc Corp.                               80,786                               3,046           1.8
National City Corp.                                 74,520                               2,478           1.5
Mercantile Bankshares Corp.                         58,500                               2,400           1.4
                                                                                  ------------      --------
  Total for 25 highest market values                                              $    161,009          95.4%
All Others (6 stocks)                                                                    7,727           4.6
                                                                                  ------------      --------
  Total                                                                           $    168,736         100.0%
                                                                                  ============      ========

During the three and six months ended June 30, 2002, Corus received dividends on the stock portfolio of $1.2 and $2.3 million, respectively, compared to $1.1 and $2.2 million during the same period in 2001. In addition, Corus realized net gains from the bank stock portfolio of $951,000 during the first half of 2002 compared to net gains of $594,000 during the same period in 2001.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Securities Other Than Common Stocks

At June 30, 2002 total securities other than common stocks were $420 million, an increase of $276 million, or 191%, compared with $144 million at December 31, 2001. This was due to the purchase of fixed-rate securities in the first half of 2002.

Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. The breakdown by loan category is shown below:

                              NONPERFORMING ASSETS

(Dollars in thousands)                                  JUNE 30       December 31       June 30
                                                         2002           2001             2001
                                                     ------------    ------------    ------------
Nonperforming loans:
  Commercial real estate                             $     10,786    $      1,171    $      1,194
  Residential first mortgage                                1,975           3,232           3,039
  Home equity                                                 457             996             853
  Student                                                      77             202             259
  Medical finance                                               3             199             394
  Consumer                                                      1              --              --
  Commercial                                                   --              --             141
                                                     ------------    ------------    ------------
Total nonperforming loans                                  13,299           5,800           5,880
  Other real estate owned                                   2,126             436             596
                                                     ------------    ------------    ------------
Total nonperforming assets                           $     15,425    $      6,236    $      6,476
                                                     ============    ============    ============
Nonaccrual loans included in
  nonperforming loans above                          $      8,346    $      1,520    $      1,284

90 days or more past due loans included in
  nonperforming loans above                          $      4,890    $      4,218    $      4,536

Nonperforming loans/Total loans                              0.81%           0.39%           0.35%
Nonperforming assets/Total assets                            0.58%           0.23%           0.23%

Nonperforming loans have increased recently driven primarily by commercial real loans,attributable to two estate construction loans and one term loan. The construction loans, totaling $7.9 million were placed on nonaccrual in April due to the Bank's concerns about the borrowers' ability to fund contractual interest payments. Importantly, the Bank believes that the risk of principal loss is minimal.

The term loan, totaling approximately $2 million, while not delinquent, is over 90 days past maturity. The borrower is attempting to sell the related property, the proceeds of which should provide adequate funds to pay down the loan. Corus does not anticipate any losses from this loan.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. During the six months ended June 30, 2002, nonperforming residential first mortgages declined by $1,257,000. The decrease resulted primarily from the completion of foreclosure on properties, effectively transferring them to Other Real Estate Owned. Nonperforming home equity loans also decreased as a result of the charge-off of certain nonperforming loans. See allowance for loan losses section below.

At June 30, 2002, other real estate owned was comprised of six residential properties with aggregate book values of $2.1 million. During the second quarter of 2002, Corus sold one commercial property and two residential properties with aggregate book values of $214,000 for a net gain of $127,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $939,000, $1.7 million, and $5.2 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively.


Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at June 30, 2002. A reconciliation of the activity in the allowance for loan losses is as follows:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
(Dollars in thousands)                                     JUNE 30                          JUNE 30
                                                -----------------------------    -----------------------------
                                                    2002             2001            2002             2001
                                                ------------     ------------    ------------     ------------
Balance at beginning of period                  $     40,244     $     41,219    $     40,457     $     39,601
Provision for loan losses                                 --               --              --               --
Less charge-offs:
   Home equity loans                                     784              626           1,356            1,401
   Student loans                                          16              101              77              204
   Residential first mortgage loans                       20                3              21                3
   Consumer loans                                          2               --               3               48
   Commercial loans                                       --               --              --                4
   Commercial real estate loans                           --               --              --               --
                                                ------------     ------------    ------------     ------------
Total charge-offs                                        822              730           1,457            1,660
                                                ------------     ------------    ------------     ------------
Add recoveries:
   Home equity loans                                     602              352             956              675
   Student loans                                          37              668              97            2,868
   Commercial real estate loans                           17               10              17               10
   Consumer loans                                          9                7              13               32
   Commercial loans                                        5               --               6                1
   Residential first mortgage loans                        2               13               5               12
                                                ------------     ------------    ------------     ------------
Total recoveries                                         672            1,050           1,094            3,598
                                                ------------     ------------    ------------     ------------
Net (charge-offs)/recoveries                            (150)             320            (363)           1,938
                                                ------------     ------------    ------------     ------------
Balance at June 30                              $     40,094     $     41,539    $     40,094     $     41,539
                                                ============     ============    ============     ============
Loans at June 30                                $  1,642,457     $  1,700,887    $  1,642,457     $  1,700,887
                                                ============     ============    ============     ============
Allowance as a percentage of loans                      2.44%            2.44%           2.44%            2.44%
                                                ------------     ------------    ------------     ------------

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The student loan recoveries of $2.9 million in the first half of 2001 consist almost entirely of recoveries related to the settlement of a lawsuit in 2000. Collection of these recoveries was essentially completed as of December 31, 2001 with minimal future recoveries expected.

Accrued Interest Receivable and Other Assets

At December 31, 2001, Accrued Interest Receivable and Other Assets included a receivable balance related to the sale of a security. The transaction, in the amount of $77.7 million, cleared on January 2, 2002.

Liabilities

The following table details the composition of deposit products by type:

                                                   JUNE 30   December 31    June 30
                                                     2002       2001          2001
                                                   -------   -----------    -------
Money Market                                           43%        42%          43%
Certificates of Deposit                                33         35           34
Demand                                                 11         11           11
Savings                                                 7          7            7
NOW                                                     6          5            5
                                                    -----      -----        -----
Total                                                 100%       100%         100%
                                                    =====      =====        =====

At June 30, 2002, December 31, 2001 and June 30, 2001, Corus had retail certificates of deposit obtained from brokers of $268, $317 and $352 million, respectively.

Capital

The minimum ratios to be categorized as well capitalized and Corus' and its subsidiary bank's regulatory capital and ratios were as follows at June 30, 2002:

                                                                              Tier 1 Risk-Based            Total Risk-Based
                                                Tier 1 Leverage (1)              Capital (2)                   Capital (3)
                                            --------------------------    --------------------------    -------------------------
(Dollars in thousands)                        Amount            Ratio       Amount            Ratio       Amount           Ratio
                                            ----------         -------    ----------          ------    ----------         ------

Minimum ratios for well-capitalized                              5.00%                         6.00%                       10.00%
Corus Bankshares, Inc.                      $  423,828          16.56%    $  423,828          17.26%    $  484,897         19.75%
Subsidiary Bank                             $  371,277          15.05%    $  371,277          15.94%    $  400,531         17.19%

(1) Tier 1 capital, which is shareholders' equity less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(2)      Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3) Tier 1 capital plus qualifying loan loss allowance and SFAS No. 115 gain; computed as a ratio to risk-adjusted assets.

                        ITEM 2. - CORUS BANKSHARES, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

                        ITEM 3. - CORUS BANKSHARES, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

Interest rate sensitivity as of June 30, 2002 is as follows:

Rate Shock Amount (1)                                    -100 bp            -50 bp      0 bp      +50 bp      +100 bp
                                                         -------            ------      ----      ------      -------
Percent change in the next 12 month's
 net interest income vs. constant rates                  (5.2)%              (2.0)%      --        2.6%        5.3%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.

Corus' projected one-year sensitivity to interest rates has decreased since December 31, 2001. This decrease is mostly due to Corus shifting approximately $330 million of Overnight Federal Funds into fixed-rate securities maturing between June 2003 and March 2005.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $169 million as of June 30, 2002, including net unrealized gains of $67 million. This price risk does not have a direct effect on the net income of Corus, although would reduce any gains which may be taken on the sale of certain equity securities in the future.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Annual Meeting of Shareholders was held on April 22, 2002.

(c) At the Annual Meeting of Shareholders the following matter was submitted to a vote of the shareholders:

(1) The election of seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:

Director                                                   Votes For                     Votes Withheld
--------                                                   ---------                     --------------
Joseph C. Glickman                                         13,109,832                      362,402
Robert J. Glickman                                         12,016,763                    1,455,471
Steven D. Fifield                                          13,340,621                      131,613
Vance A. Johnson                                           13,339,431                      132,803
Michael Levitt                                             13,347,021                      125,213
Rodney D. Lubeznik                                         13,341,081                      131,153
Michael Tang                                               13,340,481                      131,753


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

11       Computation of Net Income per Common Share.

99.1     Independent Accountants' Review Report.

99.2     Certification

(b) Reports on Form 8-K.

         A Form 8-K was filed on June 6, 2002 regarding changes in Corus' certifying accountant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CORUS BANKSHARES, INC.
                               (Registrant)



  August 8, 2002          By: /s/ Michael E. Dulberg
                              -------------------------------------------------
                              Michael E. Dulberg
                              First Vice President and Chief Accounting Officer

                              (Principal Accounting Officer and duly authorized
                                Officer of Registrant)