Form 10-Q
period 2002-09-30
CORUS BANKSHARES INC
filed 2002-11-08
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


         As of October 31, 2002, the Registrant had 14,119,244 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION


ITEM 1.       Financial Statements......................................................     1-9

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations....................................................   10-27

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk................      28

ITEM 4.       Controls and Procedures...................................................      28




                                   PART II.  -- OTHER INFORMATION

ITEM 1.       Legal Proceedings.........................................................      29

ITEM 2.       Changes in Securities and Use of Proceeds.................................      29

ITEM 3.       Defaults Upon Senior Securities...........................................      29

ITEM 4.       Submission of Matters to a Vote of Security Holders.......................      29

ITEM 5.       Other Information.........................................................      29

ITEM 6.       Exhibits and Reports on Form 8-K..........................................      29

              Signatures.................................................................     30

              Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...  31-32

              Exhibit 11 - Computation of Net Income per Share...........................     33

              Exhibit 99.1 - Independent Accountants' Review Report......................     34

              Exhibit 99.2 - Certifications Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002...................................     35


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (UNAUDITED)                     (Unaudited)
                                                                              SEPTEMBER 30    December 31     September 30
(Dollars in thousands)                                                            2002            2001            2001
                                                                             -------------    -----------     ------------
Assets
        Cash and due from banks - non-interest bearing                       $    78,206     $    58,514     $   112,874
        Federal funds sold overnight                                             490,000         725,000         667,000
        Securities:
          Available-for-sale, at fair value
             Common stocks, Bank Holding Company                                 141,645         163,024         151,643
               (amortized costs of $101,478, $100,532 and $97,383)
             Other securities                                                    280,149         137,111         139,334
               (amortized costs of $274,722, $134,326 and $136,030)
          Held-to-maturity, at amortized cost                                      6,730           7,023           7,310
             (fair value of $6,817, $7,090 and $7,382)
                                                                             -----------     -----------     -----------
          Total Securities                                                       428,524         307,158         298,287
        Loans, net of unearned discount                                        1,587,997       1,475,245       1,615,059
          Less: Allowance for loan losses                                         36,740          40,457          40,953
                                                                             -----------     -----------     -----------
          Net Loans                                                            1,551,257       1,434,788       1,574,106
        Premises and equipment, net                                               29,325          29,337          30,457
        Accrued interest receivable and other assets                              22,537         100,002          23,080
        Goodwill, net of accumulated amortization                                  4,523           4,523           4,762
                                                                             -----------     -----------     -----------
Total Assets                                                                 $ 2,604,372     $ 2,659,322     $ 2,710,566
                                                                             ===========     ===========     ===========


Liabilities and Shareholders' Equity
        Deposits:
          Noninterest-bearing                                                $   224,926     $   226,620     $   228,392
          Interest-bearing                                                     1,828,305       1,894,836       1,957,846
                                                                             -----------     -----------     -----------
          Total Deposits                                                       2,053,231       2,121,456       2,186,238
        Other borrowings                                                          51,698          55,816          57,469
        Accrued interest payable and other liabilities                            30,834          31,164          33,395
                                                                             -----------     -----------     -----------
Total Liabilities                                                              2,135,763       2,208,436       2,277,102
Shareholders' Equity
        Common stock (par value $0.05 per share,
          50,000,000 shares authorized; 14,128,144, 14,159,644
          and 14,158,456 shares outstanding, respectively)                           706             708             708
        Surplus                                                                   15,719          15,951          14,228
        Retained earnings                                                        422,549         391,798         381,112
        Accumulated other comprehensive income                                    29,635          42,429          37,416
                                                                             -----------     -----------     -----------
Total Shareholders' Equity                                                       468,609         450,886         433,464
                                                                             -----------     -----------     -----------
Total Liabilities and Shareholders' Equity                                   $ 2,604,372     $ 2,659,322     $ 2,710,566
                                                                             ===========     ===========     ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended        Nine Months Ended
                                                              September 30            September 30
                                                       ------------------------   -----------------------
(In thousands, except per share data)                       2002       2001          2002       2001
                                                       -----------  -----------   ----------  -----------
Interest, Loan Fees, and Dividend Income
 Interest and fees on loans:
  Taxable                                               $ 31,794     $ 37,519     $ 96,484     $118,920
  Tax-advantaged                                              54           92          172          321
 Federal funds sold                                        1,710        6,036        5,832       19,043
 Securities:
  Taxable                                                  3,118        2,103        9,323        7,319
  Tax-advantaged                                              16           18           50           55
  Dividends                                                1,219        1,149        3,565        3,309
  Trading account                                            118           39          449          296
                                                       ---------    ---------     --------    ---------
Total Interest, Loan Fees, and Dividend Income            38,029       46,956      115,875      149,263
Interest Expense
 Deposits                                                 13,300       19,494       40,486       63,476
 Federal funds purchased                                       -            2            3            5
 Other borrowings                                            452          724        1,376        1,000
 Federal Home Loan Bank advances                               -            -            -          648
                                                       ---------    ---------     --------    ---------
Total Interest Expense                                    13,752       20,220       41,865       65,129

Net Interest Income                                       24,277       26,736       74,010       84,134
Provision for Loan Losses                                      -            -            -            -
                                                       ---------    ---------     --------    ---------
Net Interest Income After Provision for Loan Losses       24,277       26,736       74,010       84,134
Noninterest Income
 Service charges on deposit accounts                       3,034        2,749        9,005        8,100
 Securities gains, net                                     3,965        1,682        7,294        3,728
 Gain on sale of student loans                                 -            -            -        2,201
 Other income                                              1,691          685        3,015        4,675
                                                       ---------    ---------     --------    ---------
Total Noninterest Income                                   8,690        5,116       19,314       18,704
Noninterest Expense
 Salaries and employee benefits                            6,827        9,118       22,102       25,746
 Net occupancy                                               977        1,025        2,913        3,283
 Data processing                                             620          602        1,812        1,962
 Depreciation - furniture & equipment                        598          486        1,433        1,483
 Goodwill amortization                                         -          239            -          656
 Other expenses                                            2,139        2,426        6,872        7,584
                                                       ---------    ---------     --------    ---------
Total Noninterest Expense                                 11,161       13,896       35,132       40,714
                                                       ---------    ---------     --------    ---------
Income Before Income Taxes                                21,806       17,956       58,192       62,124
Income Tax Expense                                         7,316        6,048       19,411       21,272
                                                       ---------    ---------     --------    ---------
Net Income                                              $ 14,490     $ 11,908     $ 38,781     $ 40,852
                                                       =========    =========     ========    =========
Net income per share:
 Basic                                                  $   1.02     $   0.84     $   2.74     $   2.89
 Diluted                                                    1.01         0.83         2.71         2.85
Cash dividends declared per common share                $  0.160     $  0.155     $  0.475     $  0.460
Average common shares outstanding:
 Basic                                                    14,157       14,140       14,159       14,141
 Diluted                                                  14,290       14,345       14,306       14,325

See accompanying notes

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                             Other
                                                                  Common                    Retained     Comprehensive
(Dollars in thousands, except per share data)                      Stock      Surplus       Earnings         Income        Total
                                                              -----------    ----------    ----------     -----------    -----------
Balance at December 31, 2001                                  $     708      $  15,951      $ 391,798      $  42,429      $ 450,886

Net income                                                                                     38,781                        38,781
Other comprehensive income (net of income taxes):
      Net change in unrealized gains on available-
        for-sale securities                                                                                 (12,794)        (12,794)
                                                                                                                          ----------
Comprehensive income                                                                                                         25,987
                                                                                                                          ----------
Retirement of common shares                                          (2)           (35)        (1,304)                       (1,341)

Deferred compensation                                                             (197)                                        (197)

Cash dividends declared on common stock,
  $0.475 per common share                                                                      (6,726)                       (6,726)
                                                              -----------    ----------    ----------     -----------    -----------

Balance at September 30, 2002                                 $     706      $  15,719     $  422,549      $  29,635       $ 468,609
                                                              ===========    ==========    ==========     ===========    ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                                              Other
                                                                   Common                     Retained    Comprehensive
(Dollars in thousands, except per share data)                      Stock        Surplus       Earnings       Income        Total
                                                              -----------    ----------    ----------     -----------    -----------
Balance at December 31, 2000                                   $     707     $  12,549      $ 347,288       $  41,809     $ 402,353

Net income                                                                                     40,852                        40,852
Other comprehensive income (net of income taxes):
     Net change in unrealized gains on available-
       for-sale securities                                                                                     (4,393)       (4,393)
                                                                                                                          ----------
Comprehensive income                                                                                                         36,459
                                                                                                                          ----------

Retirement of common shares                                                         (9)          (527)                         (536)

Shares issued under stock option plan                                              205                                          205

Deferred compensation                                                  1         1,483                                        1,484

Cash dividends declared on common stock,
  $0.460 per common share                                                                      (6,501)                       (6,501)
                                                              -----------    ----------    ----------     -----------    -----------

Balance at September 30, 2001                                  $     708      $  14,228      $ 381,112      $  37,416     $ 433,464
                                                              ===========    ==========    ==========     ===========    ===========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Dollars in thousands)

Nine months ended September 30                                                            2002           2001
                                                                                        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $  38,781      $  40,852
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                             2,373          2,462
  Amortization (accretion) of investment and loan premiums (discounts), net                   297           (516)
  Goodwill amortization                                                                         -            656
  Deferred income tax expense (benefit)                                                     1,078           (807)
  Securities gains, net                                                                    (7,294)        (3,728)
  Gain on dispositions of student loans                                                         -           (285)
  Deferred compensation                                                                     1,676          3,284
  Gain on sale of student loans                                                                 -         (2,201)
  Gain on sale of fixed assets                                                                  -           (724)
  Decrease in accrued interest receivable and other assets                                  5,369          9,213
  Increase (decrease) in accrued interest payable and other liabilities                     3,461        (13,300)
                                                                                        ---------      ----------
     Net cash provided by operating activities                                             45,741         34,906

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of securities held-to-maturity                                     293            215
  Proceeds from maturities of available-for-sale securities                                67,014         68,670
  Proceeds from sales of available-for-sale securities                                    233,589        190,428
  Purchases of available-for-sale securities                                             (360,538)      (113,321)
  Proceeds from sale of loans                                                                   -         65,430
  Net increase in loans                                                                  (120,508)      (127,746)
  Bad debt recoveries                                                                       1,766          4,136
  Purchases of premises and equipment, net                                                 (2,324)        (1,527)
  Purchases of minority interest and additional consideration for
     bank subsidiaries                                                                          -             60
  Proceeds from sale of fixed assets                                                            -            831
                                                                                        ---------      ----------
     Net cash (used in) provided by investing activities                                 (180,708)        87,176

CASH FLOWS FROM FINANCING ACTIVITIES:

  (Decrease) increase in deposit accounts                                                 (68,225)        78,608
  Repayment of debt                                                                        (3,000)       (41,000)
  Issuance of debt                                                                              -         50,000
  (Decrease) increase in other borrowings, net                                             (1,118)         7,384
  Issuance of common shares under the stock option plan                                         -            205
  Retirements of common shares                                                             (1,341)          (536)
  Cash dividends paid on common shares                                                     (6,657)        (6,434)
                                                                                        ---------      ----------
    Net cash (used in) provided by financing activities                                   (80,341)        88,227
                                                                                        ---------      ----------
Net (decrease) increase in cash and cash equivalents                                     (215,308)       210,309
Cash and cash equivalents at January 1                                                    783,514        569,565
                                                                                        ---------      ----------
Cash and cash equivalents at September 30                                                $568,206       $779,874
                                                                                        =========      ==========

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

    Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. SFAS No. 142 addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In general, non-goodwill intangible assets are to be amortized in accordance with their estimated useful lives. In addition, amortization of goodwill has been eliminated, with capitalized goodwill now being subjected to at least an annual assessment for impairment. A two-step process is to be used to determine, first whether an impairment exists, and then whether an adjustment is required.

    SFAS No. 142 was effective for Corus for the fiscal quarter beginning January 1, 2002. The adoption of this statement did not result in any transition goodwill impairment adjustments.

3.  Segment Reporting

    The following reflects the disclosure requirements set forth by Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." For purposes of this statement, Management has determined that Commercial Lending, Consumer Lending, Retail Banking and Corporate Support are the primary operating segments of the Company.

    Commercial Lending derives its revenues from interest and fees on loans made to businesses. The loan products include, among others, commercial real estate mortgage term loans, construction loans, and loans to customers in the check cashing industry.

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

    Corporate Support includes the net effect of support units after revenue and expense allocations, treasury management, and other corporate activities. Revenues primarily relate to dividends from the Company's investment in the common stocks of financial industry companies and the net effect of transfer pricing related to loan and deposit balances. In addition, revenues include realized gains/(losses) on the sale of equity securities. Corporate Support also incorporates the difference between the Company's reported provision for credit losses, which is determined in accordance with generally accepted accounting principles, and the credit provisions allocated to the reportable business units.

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

Following is a summary of significant segment information, as required by SFAS No. 131:


 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Dollars in thousands)             Commercial      Consumer       Retail          Corporate      Inter-segment
                                    Lending        Lending        Banking          Support        Eliminations      Consolidated
                                 ------------    -----------   ------------     ------------     --------------    --------------
Total Revenues(1)                 $   14,543      $   2,082      $    9,172      $    7,170      $          -         $   32,967
Net Income                             6,289            706           2,584           4,911                 -             14,490
Total Average Assets               1,736,850         85,509       2,158,673         356,913        (1,703,477)         2,634,468
End of Period Goodwill                   -               -            4,523               -                 -              4,523

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in thousands)             Commercial      Consumer       Retail          Corporate      Inter-segment
                                    Lending        Lending        Banking          Support        Eliminations      Consolidated
                                 ------------    -----------   ------------     ------------     --------------    --------------
Total Revenues(1)                 $   15,735      $   2,783      $   10,321      $    3,013       $         -         $   31,852
Net Income                             7,360            219           3,289           1,040                 -             11,908
Total Average Assets               1,777,346        207,149       2,293,288         473,390        (2,004,757)         2,746,416
End of Period Goodwill                     -              -           4,762               -                 -              4,762

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Dollars in thousands)             Commercial      Consumer       Retail         Corporate       Inter-segment
                                    Lending        Lending        Banking         Support         Eliminations      Consolidated
                                 ------------    -----------   ------------     ------------     --------------    --------------
Total Revenues(1)                 $   43,867     $    5,929     $   28,919        $   14,609      $         -        $   93,324
Net Income                            18,748          1,681          8,547             9,805                -            38,781
Total Average Assets               1,648,993        126,909      2,172,483           403,923       (1,710,350)        2,641,958
End of Period Goodwill                     -              -          4,523                 -                -             4,523

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in thousands)             Commercial      Consumer       Retail         Corporate       Inter-segment
                                    Lending        Lending        Banking         Support         Eliminations      Consolidated
                                 ------------    -----------   ------------     ------------     --------------    --------------
Total Revenues(1)                 $   43,148     $   10,913     $   35,645        $   13,132      $         -        $  102,838
Net Income                            19,051          1,072         13,332             7,397                -            40,852
Total Average Assets               1,738,411        253,667      2,258,969           393,329       (1,975,040)        2,669,336
End of Period Goodwill                     -              -          4,762                 -                -             4,762

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

    Corus utilizes interest rate fixed-to-floating swaps (pay fixed/receive floating) and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. During the first three quarters of 2002, all but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. In addition, the basis swaps are not being accounted for under hedge accounting.

    For the nine months ended September 30, 2002, Corus recorded net SFAS 133/138 income of $3.1 million, which consisted of a $41,000 expense included in net interest income and $3.2 million of income included in securities gains.


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

    Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the Allowance for Loan Losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of September 30, 2002, management believes that Corus was in compliance with all loan covenants.

    Interest and fees for both notes for the first three quarters of 2002 totaled $1.4 million. At September 30, 2002, the term note and revolving credit line had outstanding balances of $45 million and $5.2 million, respectively.

6.    Statement of Financial Accounting Standards No. 142

       The following table presents net income and earnings per share. Prior year amounts have been restated to exclude amortization expense related to goodwill, as required by SFAS No. 142.

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30               SEPTEMBER 30
                                                   ------------------        ------------------
(In thousands, except per share data)               2002       2001           2002        2001
                                                   ------------------        ------------------
NET INCOME:
Reported net income                                $ 14,490  $ 11,908        $ 38,781  $ 40,852
Add back:  Goodwill amortization                          -       239              -        656
                                                   ------------------        ------------------
Adjusted net income                                $ 14,490  $ 12,147        $ 38,781  $ 41,508
                                                   ==================        ==================
BASIC EARNINGS PER SHARE:
Reported net income                                $   1.02  $   0.84        $   2.74  $   2.89
Add back:  Goodwill amortization                          -      0.02               -      0.05
                                                   ------------------        ------------------
Adjusted net income                                $   1.02  $   0.86        $   2.74  $   2.94
                                                   ==================        ==================
DILUTED EARNINGS PER SHARE:
Reported net income                                $   1.01  $   0.83        $   2.71  $   2.85
Add back:  Goodwill amortization                          -      0.02               -      0.05
                                                   ------------------        ------------------
Adjusted net income                                $   1.01  $   0.85        $   2.71  $   2.90
                                                   ==================        ==================

Note: The goodwill amortization was not tax deductible and as a result pre-tax and after-tax amounts are equivalent.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS SUMMARY

Corus Bankshares, Inc. is a one-bank holding company headquartered in Chicago, Illinois. In addition to deposit gathering and servicing the check cashing industry, Corus specializes in making commercial real estate and construction loans with a concentration, by property type, in residential condominiums, office buildings, hotels and apartments. With regard to the remainder of its loan portfolio, Corus is allowing its residential first mortgage and home equity loan balances to "run-off."

OPERATING RESULTS

For the three months ended September 30, 2002, net income was $14.5 million, or $1.01 per share on a diluted basis, an increase of 21.7% from net income of $11.9 million, or $0.83 per share on a diluted basis, in 2001. For the nine months ended September 30, 2002, net income was $38.8 million, or $2.71 per share on a diluted basis, a decrease of 5.1% from net income of $40.9 million, or $2.85 per share on a diluted basis, in 2001.

Earnings for the third quarter of 2002 represented annualized returns of 12.2% on equity (ROE) and 2.2% on assets (ROA) compared to 11.0% and 1.7% for the same period in 2001. Earnings for the nine months ended September 30, 2002 represented annualized returns of 11.1% on equity (ROE) and 2.0% on assets (ROA) compared to 13.0% and 2.0% for the same period in 2001.


Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three and nine months ended September 30, 2002, Corus' net interest margin declined by 21 and 50 basis points, respectively, compared to the prior year. These results reflect the continuing impact of the Federal Reserve's dramatic interest rate cuts throughout 2001. As previously stated, Corus is asset sensitive meaning that variable rate assets exceed variable rate liabilities. This asset sensitivity will generally result in lower net interest margins as market rates decline. However, this same asset sensitivity will be beneficial to Corus in a higher interest rate environment. Therefore with interest rates at 40-year lows, Corus is well positioned to benefit from eventual interest rate increases.

Partially reducing the effect of lower average interest rates on Corus' net interest margin was an increase in loan fee income. Loan fee income, which is a part of interest income, totaled $4.9 million in the third quarter of 2002 versus $3.9 million during the third quarter of 2001. Year-to-date, fee income for 2002 was $15.6 million versus $10.6 million during the same period in 2001.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED SEPTEMBER 30
                                                            ------------------------------------------------------------------------
                                                                              2002                                2001
                                                            ------------------------------------------------------------------------
                                                                                        AVERAGE                              AVERAGE
                                                                AVERAGE     INTEREST    YIELD/     AVERAGE      INTEREST      YIELD/
 (Dollars in thousands)                                         BALANCE     AND FEES     COST      BALANCE      AND FEES       COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
 Earning Assets:
   Federal funds sold                                        $   390,985   $   1,710    1.75%    $   689,662     $  6,036      3.50%
   Taxable securities other than common stocks                   337,818       3,118    3.69%        146,620        2,103      5.74%
   Common stocks (1)                                             161,490       1,678    4.16%        167,198        1,581      3.78%
   Tax-advantaged securities(2)                                    1,099          24    8.88%          1,243           28      9.15%
   Trading account securities                                     28,149         118    1.67%          2,136           39      7.30%
   Loans, net of unearned discount (2) (3)                     1,629,225      31,878    7.83%      1,648,312       37,661      9.14%
-------------------------------------------------------------------------------------            -------------------------
      Total earning assets                                     2,548,766      38,526    6.05%      2,655,171       47,448      7.15%
 Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                   70,905                              76,994
   Allowance for loan losses                                     (40,151)                            (41,392)
   Premises and equipment, net                                    28,843                              30,808
   Other assets, including goodwill                               26,105                              24,835
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                           $ 2,634,468                         $ 2,746,416
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits -- interest-bearing:
   Money market deposits                                     $   888,820   $   4,862    2.19%    $   963,425     $  7,910      3.28%
   NOW deposits                                                  120,679         162    0.54%        112,247          261      0.93%
   Savings deposits                                              159,009         599    1.51%        148,739          761      2.05%
   Time deposits                                                 672,954       7,677    4.56%        752,768       10,562      5.61%
-------------------------------------------------------------------------------------            -------------------------
      Total interest-bearing deposits                          1,841,462      13,300    2.89%      1,977,179       19,494      3.94%

   Borrowings                                                     51,586         452    3.50%         56,230          726      5.17%
-------------------------------------------------------------------------------------            -------------------------
      Total interest-bearing liabilities                       1,893,048      13,752    2.91%      2,033,409       20,220      3.98%
 Noninterest-bearing liabilities and shareholders' equity:
      Noninterest-bearing deposits                               231,161                             235,917
      Other liabilities                                           35,092                              42,746
   Shareholders' equity                                          475,167                             434,344
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity             $ 2,634,468                         $ 2,746,416
====================================================================================================================================

 Interest income and loan fees/average earning assets        $ 2,548,766   $  38,526    6.05%    $ 2,655,171     $ 47,448      7.15%
 Interest expense/average interest-bearing liabilities       $ 1,893,048      13,752    2.91%    $ 2,033,409       20,220      3.98%
------------------------------------------------------------------------------------------------------------------------------------
 Net interest spread                                                       $  24,774    3.14%                    $ 27,228      3.17%
====================================================================================================================================
 Net interest margin                                                                    3.89%                                  4.10%
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

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
--------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------------------------------------------------
                                                                           2002                                  2001
                                                           ------------------------------------------------------------------------
                                                                                       AVERAGE                            AVERAGE
                                                               AVERAGE     INTEREST     YIELD/    AVERAGE     INTEREST     YIELD/
(Dollars in thousands)                                         BALANCE     AND FEES     COST      BALANCE     AND FEES      COST
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
   Federal funds sold                                        $  454,401   $    5,832    1.71%    $  587,774   $ 19,043     4.32%
   Taxable securities other than common stocks                  298,587        9,323    4.16%       160,989      7,319     6.06%
   Common stocks (1)                                            165,854        4,908    3.95%       164,977      4,556     3.68%
   Tax-advantaged securities(2)                                   1,147           77    8.97%         1,243         85     9.15%
   Trading account securities                                    35,627          449    1.68%        10,031        296     3.94%
   Loans, net of unearned discount (2) (3)                    1,596,682       96,749    8.08%     1,647,757    119,414     9.66%
------------------------------------------------------------------------------------             ---------------------
       Total earning assets                                   2,552,298      117,338    6.13%     2,572,771    150,713     7.81%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                  75,914                              78,884
   Allowance for loan losses                                    (40,310)                            (41,152)
   Premises and equipment, net                                   28,977                              31,285
   Other assets, including goodwill                              25,079                              27,548
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                           $2,641,958                          $2,669,336
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits -- interest-bearing:
   Money market deposits                                     $  889,804   $   13,644    2.04%    $  981,048   $ 29,260     3.98%
   NOW deposits                                                 118,238          447    0.50%       109,948      1,083     1.31%
   Savings deposits                                             155,667        1,738    1.49%       148,071      2,630     2.37%
   Time deposits                                                697,212       24,657    4.72%       694,038     30,503     5.86%
------------------------------------------------------------------------------------             ---------------------
      Total interest-bearing deposits                         1,860,921       40,486    2.90%     1,933,105     63,476     4.38%

   Short-term borrowings                                         52,478        1,379    3.50%        26,168      1,005     5.12%
   Federal Home Loan Bank advances                                   --           --     -- %        14,799        648     5.84%
------------------------------------------------------------------------------------             ---------------------
      Total interest-bearing liabilities                      1,913,399       41,865    2.92%     1,974,072     65,129     4.40%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                 225,430                             227,522
   Other liabilities                                             38,042                              47,393
   Shareholders' equity                                         465,087                             420,349
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity             $2,641,958                          $2,669,336
===================================================================================================================================

Interest income and loan fees/average earning assets         $2,552,298   $  117,338    6.13%    $2,572,771   $150,713     7.81%
Interest expense/average interest-bearing liabilities        $1,913,399       41,865    2.92%    $1,974,072     65,129     4.40%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                       $   75,473    3.21%                 $ 85,584     3.41%
===================================================================================================================================
Net interest margin                                                                     3.94%                              4.44%
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

Noninterest Income

For the three and nine months ended September 30, 2002, noninterest income increased by $3.6 million and $610,000, respectively compared to the prior year. The largest factor contributing to the increase was net securities gains, however there were notable fluctuations in the other noninterest income categories as well.

Securities Gains, net
For the three and nine months ended September 30, 2002, net security gains increased by $2.3 million and $3.6 million, respectively. The following details the net securities gains by source:

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30           SEPTEMBER 30
                                                      -------------------    ------------------
(Dollars in thousands)                                  2002       2001        2002       2001
                                                      -------------------    ------------------
    Sales of common stocks at Bank Holding Company    $  --      $ 1,467     $   951    $ 2,061
    Sales of securities at subsidiary bank              3,604         17       3,187        468
    SFAS No. 133/138 mark-to-market adjustments           361        198       3,156      1,199
                                                      ------------------     ------------------
Total security gains, net                             $ 3,965    $ 1,682     $ 7,294    $ 3,728
                                                      ==================     ==================


Sales of common stocks at the Bank Holding Company relate to the common stock portfolio of various financial industry companies held at the Holding Company (see page 20 for additional details). Corus will sell all or part of certain positions in order to take advantage of market opportunities as they arise. Proceeds of these sales are generally reinvested in the portfolio.

Gains from the sales of securities at the subsidiary bank totaled $3.6 million and $3.2 million for the three and nine months ended September 30, 2002, respectively. These gains are primarily driven by the sale of certain agency securities.

Finally, for the three and nine months ended September 30, 2002, the Bank had gains of $361,000 and $3.2 million, respectively, from what we refer to as "SFAS No. 133/138" mark-to-market adjustments. Due to their unusual nature, the basis for these gains requires additional explanation.

Like many banks, Corus utilizes derivatives to hedge its interest rate risk. This is accomplished primarily via interest rate swaps (to effectively convert fixed-rate loans to floating-rate or visa-versa) and interest rate basis swaps (to effectively convert LIBOR-based floating-rate loans to Treasury-based floating-rate loans).

As of January 1, 2001, virtually all companies were required to adopt new derivative accounting rules (known as SFAS 133/138). These rules require that all derivative instruments be included on the balance sheet at market value. In addition, the rules provide that if a derivative is "paired-off" against specific assets and/or liabilities and also passes an additional succession of tests, then the income statement impact of any periodic changes in the value of the derivative effectively do not need to be reflected on the company's income statement. Such derivatives are afforded what is termed "hedge accounting" treatment. The rules are enormously complex, but suffice it to say that even though the basis swaps we have entered into are designed to hedge our interest rate risk - that is, regardless of the accounting treatment the basis swaps are economic hedges - they do not qualify for hedge accounting treatment and thus changes in the market value of these instruments must be reflected on our income statement as security gains/(losses). Our interest rate swaps, on the other hand, generally do qualify for hedge accounting.

Since Corus' basis swaps do not qualify for hedge accounting treatment, periodic changes in their market value will appear as security gains/(losses) on our income statement. Since this income does not stem from having actually sold the instruments, it is subject to reversal based on future changes in the market values. In fact, if we hold basis swaps to maturity, which we generally do, the value of the instruments will ultimately return to $0 (by market convention). What this means is that the cumulative gains or losses recognized at any point in time are temporary as they will ultimately reverse, such that the cumulative gains and losses over the life of a basis swap will sum to zero.

For the year ended December 31, 2001 we booked a net $1.9 million of SFAS 133/138 security gains. So far in 2002 we have booked, as disclosed above, net SFAS 133/138 security gains of $3.2 million - for a total of $5.1 million. While the portfolio of basis swaps vary both in notional amounts and maturities, they will all have matured by the end of 2007. This means that, absent Corus entering into any additional basis swaps between now and the end of 2007 (although it is likely we will put on new basis swaps before then), those previously recognized $5.1 million of security gains will have to "reverse" in the form of $5.1 million of security losses between now and the end of 2007. While we can predict the eventual reversal of these gains, we cannot predict in what periods or in what periodic amounts those reversals will occur.

Service Charges on Deposit Accounts
Service charge income grew by $285,000 and $905,000, respectively, for the three and nine months ended September 30, 2002 compared to the prior year. The increase resulted from the impact of lower customer earnings credits. Each month, commercial checking customers receive a noncash earnings credit based on their account balance and short-term interest rates. The earnings credit reduces the impact of activity fees charged to the account. Lower short-term interest rates result in a lower earnings credit and higher net service charges.

Gain on Sale of Student Loans
In the fourth quarter 2000, Corus entered into an agreement to sell the majority of its student loan portfolio. The sale was completed in two phases and netted the Company, in total, nearly $25 million. The second and final phase of the sale was completed in the second quarter of 2001 for a gain of $2.2 million.

Other Income
Several factors contributed to the variance in other income, as follows:



                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30           SEPTEMBER 30
                                                    ---------------------    ------------------
(Dollars in thousands)                                2002        2001        2002       2001
                                                    ---------------------    ------------------
    Sale of Trust and Investment Mgmt. business     $  895       $   60       $1,000    $  180
    Gains from sales of other real estate owned        226           35          396       362
    Student loan servicing fee                           -            -            -     1,509
    Other                                              570          590        1,619     2,624
                                                    -------------------       ----------------
Total other income                                  $1,691       $  685       $3,015    $4,675
                                                    ===================       ================

In October 2000, Corus sold its Trust and Investment Management business under terms that included an "earn-out" provision for payments through 2005. In lieu of the on-going "earn-out" payments, Corus agreed in the third quarter of 2002, to accept a one-time payment of $1.0 million. Prior year amounts reflect normal monthly accruals.

Concurrent with the previously mentioned sale of the student loan portfolio, Corus entered into a temporary loan servicing agreement with the purchaser. The term of the agreement extended through June 2001 with total fees earned of $1.5 million.

The remaining portion of other income includes various charges and fees as well as a $724,000 gain on the sale of fixed assets in June 2001.

Noninterest Expense

For the three and nine months ended September 30, 2002, noninterest expense decreased by $2.7 million and $5.6 million, respectively, compared to 2001. These declines were driven primarily by lower salaries and employee benefit expenses.

The decrease in salaries and employee benefits resulted from two main factors. First, over the course of the last year, Corus has narrowed its focus in terms of lending operations. Specifically, Corus sold both its student lending and medical finance portfolios and has essentially discontinued all new residential lending originations. As a result, salaries and benefits in the discontinued areas have decreased dramatically.

The second factor driving the decrease in salaries and benefits is the impact of the quarterly mark-to-market adjustments associated with the Commercial Loan Officer Commission Program ("the Program"). The Program is a deferred compensation plan and allows for compensation to be deferred in Corus Common Stock. While the initial commission is expensed when earned, accounting rules require continuous adjustments based on changes in the market value of Corus' Common Stock. For the three and nine months ended September 30, 2002, the net impact of these adjustments was a decrease to salaries and benefits expense of $261,000 and $197,000, respectively, compared to an increase of $1.3 million for those periods in 2001. No such entries were recorded prior to the third quarter of 2001, as they were considered immaterial.

Other noninterest expenses in 2002 declined by $287,000 and $712,000 for the three and nine months ended September 30, respectively, compared to the prior year. This decrease partially resulted from higher advertising in 2001 for the introduction of the new "Totally Free Checking" program and higher legal expenses in 2001 related to residential loan foreclosures. The remainder of the net decrease reflects Corus' continued focus on cost control.

Finally, the amortization of goodwill was discontinued in 2002 upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." See Note 6 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

           (Dollars in thousands)                   SEPTEMBER 30, 2002            December 31, 2001            September 30, 2001
                                                    AMOUNT      PERCENT          Amount        Percent        Amount        Percent
                                                 -----------------------        -----------------------      ----------------------
Loans                                            $1,587,997        63%          $1,475,245       59%         $1,615,059       62%
Federal funds sold                                  490,000        20              725,000       29             667,000       26
Securities other than common stocks                 286,879        11              144,134        6             146,644        6
Common stocks                                       141,645         6              163,024        6             151,643        6
                                                 -----------------------        -----------------------      ----------------------
Total                                            $2,506,521       100%          $2,507,403      100%         $2,580,346      100%
                                                 =======================        =======================      ======================

Loans

Corus is focused on commercial real estate ("CRE") lending, which makes up 87% of total loans outstanding at September 30, 2002, and has increased by $167 million, or 13.5%, compared to December 31, 2001 and 2.8% compared to one year ago. Corus originated over $500 million CRE loans in the third quarter of 2002, bringing year-to-date originations to $1.1 billion. The following table provides additional detail with respect to Corus' loan portfolio:

           (Dollars in thousands)                   SEPTEMBER 30, 2002            December 31, 2001            September 30, 2001
                                                    AMOUNT      PERCENT          Amount        Percent        Amount        Percent
                                                 -----------------------        -----------------------      ----------------------
Loans:
      Commercial Real Estate:
         Term                                    $  828,010       52%           $  675,526       46%         $  708,489       44%
         Construction                               532,131       33               515,002       35             618,416       38
         Mezzanine                                   36,240        2                39,223        3              30,956        2
                                                 -----------------------        -----------------------      ----------------------
      Total commercial real estate                1,396,381       87%            1,229,751       84%          1,357,861       84%
      Commercial                                     79,707        5                94,015        6              84,039        5
      Home equity                                    58,199        4                84,214        6              94,200        6
      Residential first mortgage                     41,331        3                50,779        3              55,805        3
      Student                                        11,681        1                14,591        1              15,817        1
      Medical finance & consumer                        698        -                 1,895        -               7,337        1
                                                 -----------------------        -----------------------      ----------------------
Total Loans                                      $1,587,997      100%           $1,475,245      100%         $1,615,059      100%
                                                 =======================        =======================      ======================

Mezzanine loans are essentially second mortgage loans on commercial real estate projects. Interest rates charged for Mezzanine loans are generally considerably higher than a typical commercial real estate loan but also carry additional risk.

The table above includes only actual balances outstanding. When commitments are factored in, commercial real estate loan growth is even more significant. Commitments include unfunded loan amounts, commitment letters and letters of credit.

The table on the following page shows a reconciliation of commercial real estate loans outstanding to the total including commitments.

Commercial Real Estate Loans Outstanding Including Commitments

                                               SEPTEMBER 30, 2002       December 31, 2001        September 30, 2001
(Dollars in thousands)                       AMOUNT        PERCENT     Amount      Percent     Amount        Percent
                                           -----------------------   ---------------------    ----------------------
Funded loans, net                          $1,396,381        58%     $1,229,751       69%     $1,357,861        69%
Commitments:
    Loans                                     933,074        38         486,797       28         455,300        23
    Commitment Letters                         72,725         3          32,000        2         123,547         7
    Letters of Credit                          20,493         1          20,910        1          20,910         1
                                           -----------------------   ---------------------    ----------------------
Total                                      $2,422,673       100%     $1,769,458      100%     $1,957,618       100%
                                           =======================   =====================    ======================

Including commitments, year-to-date growth is over $653 million or 37%. Corus' commitments are primarily comprised of unfunded commitments under commercial real estate construction loans and commitment letters the Bank has issued on loans that have not yet closed. As highlighted in the table on the following page, the majority of the commitments relate to condominiums, rental apartments, and office building loans.

While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

The following tables break out commercial real estate loans by property type, location, and size:

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
--------------------------------------------------------------------------------

                                                              AS OF SEPTEMBER 30, 2002
(Dollars in millions)                       ----------------------------------------------------------
                                                       LOANS OUTSTANDING          TOTAL COMMITMENTS*
                                             # OF    ----------------------    -----------------------
                                             LOANS    AMOUNT            %        AMOUNT            %
                                            -------  ----------------------    -----------------------
Condo/loft conversion                         33     $   278           20%      $   668           28%
Office                                        42         402           29           654           27
Hotel                                         37         420           30           455           19
Rental apartments                            149         121            9           447           18
Nursing Homes                                 15          74            5            74            3
Vacant Land                                   10          43            3            46            2
Warehouse / Light industrial                  31          23            2            40            2
Retail                                        90          37            2            37            1
Other                                         13          17            1            21            1
Deferred Loan Fees / Other Discounts         N/A         (19)          (1)          (19)          (1)
                                            -------  ----------------------    -----------------------
  Total                                      420     $ 1,396          100%      $ 2,423          100%
                                            =======  ======================    =======================

COMMERCIAL REAL ESTATE LOANS - BY LOCATION
--------------------------------------------------------------------------------

                                                              AS OF SEPTEMBER 30, 2002
(Dollars in millions)                       ----------------------------------------------------------
                                                       LOANS OUTSTANDING          TOTAL COMMITMENTS*
                                             # OF    ----------------------    -----------------------
                                             LOANS    AMOUNT            %        AMOUNT            %
                                            -------  ----------------------    -----------------------
California                                    33     $   247           18%      $   576           24%
Illinois                                     309         409           29           526           22
Washington D.C. (metro area)                   8         149           11           276           11
New York                                      14         107            7           232            9
Texas                                         17         167           12           213            9
Other                                         39         336           24           619           26
Deferred Loan Fees / Other Discounts         N/A         (19)          (1)          (19)          (1)
                                            -------  ----------------------    -----------------------
  Total                                      420     $ 1,396          100%      $ 2,423          100%
                                            =======  ======================    =======================

COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
--------------------------------------------------------------------------------

                                                              AS OF SEPTEMBER 30, 2002
(Dollars in millions)                       ----------------------------------------------------------
                                                       LOANS OUTSTANDING          TOTAL COMMITMENTS*
                                             # OF    ----------------------    -----------------------
                                             LOANS    AMOUNT            %        AMOUNT            %
                                            -------  ----------------------    -----------------------
Less than $10 million                        349     $   327           24%      $   368           15%
$10 million to $20 million                    29         319           23           392           16
$20 million to $30 million                    14         269           19           337           14
$30 million to $40 million                    10         214           15           340           14
$40 million to $50 million                     5          44            3           213            9
$50 million to $60 million                     5         157           11           263           11
$60 million to $75 million                     8          85            6           529           22
Deferred Loan Fees / Other Discounts         N/A         (19)          (1)          (19)          (1)
                                            -------  ----------------------    -----------------------
  Total                                      420     $ 1,396          100%      $ 2,423          100%
                                            =======  ======================    =======================

* Includes both funded and unfunded commitments, letters of credit and outstanding commitment letters

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details purchased loan participations in which Corus has an interest:


PURCHASED INTERESTS
---------------------------------------------------------------------------------------------------
                                                               AS OF SEPTEMBER 30, 2002
                                                     ----------------------------------------------
                                                      CURRENT COMMITMENT     BALANCE OUTSTANDING
                                               %     ----------------------------------------------
LOAN #    PROPERTY TYPE          LOCATION    PURCH     TOTAL      CORUS         TOTAL     CORUS
---------------------------------------------------------------------------------------------------
(Dollars in thousands)
  1       Condo/loft conversion     FL        22%    $225,000   $   50,000    $225,000  $   50,000
  2       Office                    CA        12%     212,099       25,452     196,125      23,535
  3       Hotel                     CA        15%      96,253       14,438      96,253      14,438
  4       Condo/loft conversion     TX        50%      51,937       25,969      44,926      22,463
  5       Hotel                     IL        50%      41,200       20,600      41,200      20,600
  6       Retail                    IL        48%      29,348       14,102      29,347      14,102
                                                                ----------              ----------
TOTAL PURCHASED                                                 $  150,561              $  145,138
Corus' total CRE portfolio                                       2,422,673               1,396,381
Purchased interests as a percentage of Corus' total                    6.2%                   10.4%
===================================================================================================


The commercial real estate markets have been good for many years and Corus has had particularly impressive results. With commercial real estate loan originations in excess of $4.5 billion since 1994, net charge-offs on Corus' commercial real estate loans have totaled just $195,000 for the 13 years from 1989 through September 30, 2002. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist indefinitely.

Commercial loans are primarily loans to Corus' customers in the check cashing industry. Balances fluctuate based on seasonal cash requirements and are generally secured by the equity of the check cashing operation.

With regard to the remaining portfolio, residential first mortgage and home equity loan balances continue to decline as the Bank implements plans to allow these portfolios to "run-off." Minimal new originations are expected. In addition, Corus' decision to exit the medical finance business has been successfully executed with virtually no balances remaining.

Common Stocks

At September 30, 2002, Corus had investments in the common stocks of 32 financial industry companies totaling $141.6 million, including net unrealized gains of $40.2 million. These investments are included in the available-for-sale classification. The following is a list of Corus' top 25 holdings, by market value, as of September 30, 2002:

                                                      MARKET   PERCENTAGE OF
CORPORATION                            SHARES HELD    VALUE       PORTFOLIO
--------------------------------------------------------------------------------
(Dollars in thousands)
Comerica Inc.                            241,300    $ 11,636         8.2%
Old Second Bancorp Inc.                  275,000      10,500         7.4
Charter One Financial Inc.               338,538      10,061         7.1
Amsouth Bancorporation                   466,015       9,665         6.8
FleetBoston Financial Corp.              423,960       8,619         6.1
Wachovia Corp.                           223,840       7,317         5.2
Citigroup Inc.                           225,000       6,671         4.7
MAF Bancorp Inc.                         208,125       6,431         4.5
Bank of America Corp.                     99,873       6,372         4.5
JP Morgan Chase & Co.                    319,100       6,060         4.3
Bank One Corp.                           137,700       5,150         3.6
US Bancorp                               268,871       4,996         3.5
South Trust Corp.                        195,900       4,751         3.4
Merrill Lynch & Co. Inc.                 132,000       4,349         3.1
Union Planters Corp.                     143,555       3,942         2.8
Compass Bancshares Inc.                  108,750       3,207         2.3
Amcore Financial Inc.                    142,500       3,129         2.2
Hibernia Corp.                           154,200       3,083         2.2
Suntrust Banks Inc.                       48,000       2,951         2.1
Bank of New York Co. Inc.                100,000       2,874         2.0
Morgan Stanley Dean Witter & Co.          82,000       2,778         2.0
Mellon Financial Corp.                   100,000       2,593         1.8
Associated Banc Corp.                     80,786       2,563         1.8
Mercantile Bankshares Corp.               58,500       2,233         1.6
Banknorth Group Inc.                      90,000       2,138         1.5
                                                    --------------------
  Total for 25 highest market values                $134,069        94.7%

All Others (7 stocks)                                  7,576         5.3
                                                    --------------------
  Total                                             $141,645       100.0%
                                                    ====================


During the three and nine months ended September 30, 2002, Corus received dividends on the stock portfolio of $1.2 million and $3.6 million, respectively, compared to $1.1 million and $3.3 million during the same period in 2001. In addition, Corus realized net gains from the stock portfolio of $951,000 during the first nine months of 2002 compared to net gains of $2.1 million during the same period in 2001.

Securities Other Than Common Stocks

At September 30, 2002 total securities other than common stocks were $287 million, an increase of $143 million, or 99%, compared with $144 million at December 31, 2001. The increase resulted from the purchase of fixed-rate securities in 2002 utilizing funds previously invested in Federal Funds Sold.


Nonperforming Assets

Nonperforming loans are nonaccrual loans, restructured loans and 90 days or more past due loans still accruing interest. The breakdown by loan category is shown below:

------------------------------------------------------------------------------------------
                                 NONPERFORMING ASSETS
------------------------------------------------------------------------------------------
(Dollars in thousands)                       SEPTEMBER 30     December 31     September 30
                                                2002             2001            2001
                                             -------------    ------------    ------------
Nonperforming loans:
  Commercial real estate:
       Term                                   $     88         $ 1,171          $ 1,355
       Construction                                  -               -                -
       Mezzanine                                 8,249               -                -
                                             -------------    ------------    ------------
  Total commercial real estate                   8,337           1,171            1,355
  Residential first mortgage                     1,532           3,232            3,278
  Home equity                                      479             996            1,157
  Student                                          111             202              213
  Medical finance & consumer                         4             199              348
  Commercial                                         -               -               27
                                             -------------    ------------    ------------
Total nonperforming loans                       10,463           5,800            6,378
  Other real estate owned                          916             436              334
                                             -------------    ------------    ------------
Total nonperforming assets                     $11,379         $ 6,236          $ 6,712
                                             =============    ============    ============

Nonaccrual loans included in
  nonperforming loans above                    $ 8,553         $ 1,520          $ 1,670
90 days or more past due loans included in
  nonperforming loans above                    $ 1,847         $ 4,218          $ 4,645

Nonperforming loans/Total loans                   0.66%           0.39%            0.39%
Nonperforming assets/Total assets                 0.44%           0.23%            0.25%

Nonperforming loans have increased compared to the prior year and the most recent year-end, driven primarily by commercial real estate loans, more specifically two mezzanine loans. One of the mezzanine loans, with a balance of $5.4 million, was placed on nonaccrual in April and the other loan, with a balance of $2.9 million, was just recently placed on nonaccrual. While management is naturally concerned about any loan placed on nonaccrual, we are monitoring these loans closely and believe that the risk of principal loss is minimal.

Nonperforming residential first mortgage loans are secured by first mortgages on primarily owner-occupied, residential property. During the nine months ended September 30, 2002, nonperforming residential first mortgages declined by $1.7 million. The decrease resulted primarily from the completion of foreclosure on properties, effectively transferring them to other real estate owned. Nonperforming home equity loans also decreased as a result of the charge-off of certain nonperforming loans. See allowance for loan losses section below.

At September 30, 2002, other real estate owned was comprised of three residential properties with aggregate book values of $916,000. During the third quarter of 2002, Corus sold five residential properties with aggregate book values of $1.4 million for a net gain of $226,000.

Excluded from the preceding table are student loans that Corus has no reason to believe have lost their guarantee. Guaranteed student loans more than 90 days past due and not included in the above nonperforming asset table totaled $916,000, $1.7 million, and $2.2 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

Allowance for Loan Losses

Management believes that the level of the allowance for loan losses was adequate at September 30, 2002. A reconciliation of the activity in the allowance for loan losses is as follows:

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
(Dollars in thousands)                                       SEPTEMBER 30                        SEPTEMBER 30
                                                     -----------------------------       -----------------------------
                                                         2002              2001              2002              2001
                                                     -----------------------------       -----------------------------
Balance at beginning of period                       $    40,094       $    41,539       $    40,457       $    39,601
Provision for loan losses                                    -                 -                 -                 -
Less charge-offs:
    Overdraft - Check Cashing                              2,651               -               2,651               -
    Home equity loans                                        769             1,062             2,125             2,464
    Commercial loans - Check Cashing                         560               -                 560                 4
    Student loans                                             26                54               103               259
    Residential first mortgage loans                          17                 7                38                 9
    Medical finance & consumer loans                           3                 1                 6                48
    Commercial real estate loans                             -                 -                 -                 -
                                                     -----------------------------       -----------------------------
Total charge-offs                                          4,026             1,124             5,483             2,784
                                                     -----------------------------       -----------------------------
Add recoveries:
    Home equity loans                                        603               452             1,559             1,128
    Student loans                                             63                79               161             2,947
    Commercial real estate loans                             -                 -                  17                10
    Medical finance & consumer loans                           3                 5                16                37
    Commercial loans                                           1                 1                 6                 2
    Residential first mortgage loans                           2                 1                 7                12
    Overdraft - Check Cashing                                -                 -                 -                 -
                                                     -----------------------------       -----------------------------
Total recoveries                                             672               538             1,766             4,136
                                                     -----------------------------       -----------------------------
Net (charge-offs)/recoveries                              (3,354)             (586)           (3,717)            1,352
                                                     -----------------------------       -----------------------------
Balance at September 30                              $    36,740       $    40,953       $    36,740       $    40,953
                                                     =============================       =============================
Loans at September 30                                $ 1,587,997       $ 1,615,059       $ 1,587,997       $ 1,615,059
                                                     =============================       =============================
Allowance as a percentage of loans                          2.31%             2.54%             2.31%             2.54%
                                                     =============================       =============================

Net charge-offs during the third quarter of this year were $3.4 million. Of that amount, $3.2 million is related to overdrafts and loans to four customers in the check cashing business ($2.6 million in Overdrafts and $559,000 included in Commercial). Problems with these overdrafts and loans were discovered after the voluntary departure of a bank officer responsible for supervision of these accounts. These losses are the first the Bank has experienced in nearly twenty years of servicing the check cashing industry. An internal review is underway and all aspects of the losses are being examined. Additional controls and review procedures are being implemented or are already in place.

The student loan recoveries of $2.9 million in the first nine months of 2001 consist almost entirely of recoveries related to the settlement of a lawsuit in 2000. Collection of these recoveries was essentially completed as of December 31, 2001 with minimal future recoveries expected.


Accrued Interest Receivable and Other Assets

At December 31, 2001, Accrued Interest Receivable and Other Assets included a receivable balance related to the sale of a security. The transaction, in the amount of $77.7 million, cleared on January 2, 2002.


Liabilities

The following table details the composition of deposit products by type:

                                     SEPTEMBER 30       December    September 30
                                         2002             2001          2001
                                     -------------     ----------   ------------
Money Market                              43%              42%           43%
Certificates of Deposit                   32               35            34
Demand                                    11               11            11
Savings                                    8                7             7
NOW                                        6                5             5
                                     -------------     ----------   ------------
Total                                    100%             100%          100%
                                     =============     ==========   ============


At September 30, 2002, December 31, 2001 and September 30, 2001, Corus had retail certificates of deposit obtained from brokers of $258 million, $317 million and $327 million, respectively.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of September 30, 2002 are presented below:

                                                                               Tier 1 Risk-Based               Total Risk-Based
                                                Tier 1 Leverage (1)                 Capital (2)                     Capital (3)
                                              --------------------------------------------------------------------------------------
   (Dollars in thousands)                       Amount         Ratio           Amount         Ratio            Amount         Ratio
                                              --------------------------------------------------------------------------------------
  Minimum ratios for well-capitalized                           5.00%                          6.00%                          10.00%
  Corus Bankshares, Inc.                      $   434,450      16.94%        $     434,450    18.08%         $    482,639     20.09%
  Subsidiary Bank                             $   380,096      15.39%        $     380,096    16.60%         $    408,809     17.86%

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

Commercial Real Estate "Risk" & Capital Disclosure

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate ("CRE") loans we originate into a rigorous system to analyze and quantify risk. At its core, this system uses both management's and the loan officer's estimation of a loan's Probability of Default ("POD") and its Loss Given Default ("LGD") if a serious recession should occur. This point bears repeating - the POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession. As a proxy, we use, among others things, the extreme declines in CRE property values witnessed during the late 1980s and early 1990s. Typically, we assume that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and we typically assume that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above.

Below is a table that summarizes, by quarter end, the total size of our CRE loan portfolio, the weighted average POD and LGD percentages and the resulting implied CRE loans that could default and losses that could occur. As you will see, we have made several simplifying assumptions, perhaps the main one being that we would keep the Allowance for Loan and Lease Losses ("ALLL") stable by matching charge-offs with an equal amount of loan loss provisions. We are not implying that such a "matching" would be appropriate or even allowed by generally accepted accounting principles. Rather, we are doing this simply to make the analysis easier to follow.

(Dollars in millions)
CRE LOANS & UNFUNDED COMMITMENTS
--------------------------------------------------------------------------------

                                                         12/31/01       3/31/02       6/30/02       9/30/02
                                                        ----------    ----------    ----------    ----------
CRE loans outstanding                                     $ 1,230       $ 1,367       $ 1,436       $ 1,396
Unfunded Commitments                                          539           761         1,025         1,027
                                                        ----------    ----------    ----------    ----------
   CRE Loans + Unfunded Commitments                       $ 1,769       $ 2,128       $ 2,461       $ 2,423
                                                        ==========    ==========    ==========    ==========

POTENTIAL DEFAULTS & LOSSES
--------------------------------------------------------------------------------

CRE Loans + Unfunded Commitments                          $ 1,769       $ 2,128       $ 2,461       $ 2,423
Weighted avg Probability of Default (POD)                    16.8%         16.9%         16.2%         15.4%
                                                        ----------    ----------    ----------    ----------
   Potential CRE Loans that could default                 $   298       $   359       $   398       $   374
                                                        ==========    ==========    ==========    ==========
Weighted avg Loss Given Default (LGD)                        22.6%         21.8%         19.2%         17.8%
                                                        ----------    ----------    ----------    ----------
   Potential losses that could occur                      $    67       $    78       $    76       $    67
                                                        ==========    ==========    ==========    ==========

ALLL & LOAN LOSS PROVISIONS
--------------------------------------------------------------------------------

Beginning ALLL                                            $    40       $    40       $    40       $    40
Chargeoffs                                                    (67)          (78)          (76)          (67)
Loan Loss Provisions                                           67            78            76            67
                                                        ----------    ----------    ----------    ----------
   Ending ALLL                                            $    40       $    40       $    40       $    40
                                                        ==========    ==========    ==========    ==========

NONPERFORMING & NONACCRUAL LOANS
--------------------------------------------------------------------------------

Potential CRE loans that could default                    $   298       $   359       $   398       $   374
Potential losses that could occur                             (67)          (78)          (76)          (67)
                                                        ----------    ----------    ----------    ----------
   Potential remaining CRE NPL balances                   $   231       $   281       $   322       $   307
                                                        ==========    ==========    ==========    ==========
Percentage that could be nonaccrual                           100%          100%          100%          100%
                                                        ----------    ----------    ----------    ----------
   Potential nonaccrual CRE NPL balances                  $   231       $   281       $   322       $   307
                                                        ==========    ==========    ==========    ==========

"LOST" INTEREST INCOME
--------------------------------------------------------------------------------

Potential losses that could occur                         $    67       $    78       $    76       $    67
Potential remaining CRE NPL balances                          231           281           322           307
                                                        ----------    ----------    ----------    ----------
   Total CRE loans no longer accruing interest            $   298       $   359       $   398       $   374
                                                        ==========    ==========    ==========    ==========
Assumed average CRE loan interest rate                        5.5%          5.5%          5.5%          5.5%
                                                        ----------    ----------    ----------    ----------
   Potential total "lost" interest income (p.a.)          $    16       $    20       $    22       $    20
                                                        ==========    ==========    ==========    ==========

 While this table provides numerous important insights, the lines entitled "Loan Loss Provisions" and "Potential total `lost' interest income" are the two that have the most pronounced implications for future earnings. If the potential charge-offs occurred evenly over a two-year period and the allowance for loan losses was kept at a stable balance this would require an equal amount of loan loss provisions over those same two years. Using the September 30(th) figures, which imply total potential charge-offs of $67 million, this would mean loan loss provisions of $33.5 million per year during those two years. If we made the further, very conservative, assumption that all nonperforming CRE loans that had not been charged off became nonaccrual this would imply, at current average rates on the CRE loans, we would have "lost" interest income totaling $20 million per year. Again, please keep in mind that all of the preceding figures are predicated on our use of POD and LGD figures that are based on conditions we believe could exist during a serious recession and, further, that the "lost" interest income figure is based on the additional very conservative assumption that all nonperforming loans will also be nonaccrual.

While the above figures are a critical piece of the output from our internal "risk" identification system, the system would be incomplete if these risks did not assist in calculating an appropriate level of risk-adjusted capital for the Bank to maintain, but they do. Broadly speaking, the capital we allocate to CRE loans can be split into three interrelated, but distinct, categories.

The first, and largest component, is that for the Bank to receive the highest regulatory capital rating, known as "well-capitalized", we must keep $190 million of capital against our $1.4 billion of CRE loans on the balance sheet and the approximately $1.0 billion of CRE related commitments (comprised of unfunded construction loans and outstanding commitment letters). The well-capitalized designation is very important in numerous respects; among other things, being below well-capitalized could potentially increase the Bank's FDIC premiums and adversely affect its ability to issue brokered CDs or pay dividends to the holding company.

The second component is driven off of the POD and LGD factors. As shown above, we have calculated total potential charge-offs under a serious recession of $67 million. Assuming certain IRS guidelines are followed, charge-offs are fully tax-deductible. Therefore, the potential $67 million of charge-offs would translate into an after-tax decrease in equity of $44 million.

The third, and last, component is a "cushion" we keep to the regulatory "well-capitalized" minimums - this cushion was approximately $38 million as of September 30, 2002.

These three components of capital allocated to CRE loans totaled $272 million as of September 30, 2002. Lastly, we have various non-CRE loans, commitments and other items that require additional capital of $44 million, thus yielding a grand total capital goal of $316 million. The Bank had actual regulatory capital (Bank equity less goodwill plus a portion of the ALLL) of $408 million at September 30, 2002 or $92 million in excess of our capital goal.


(Dollars in millions)
TOTAL CAPITAL CALCULATION                                     9/30/02
---------------------------------------------------------------------
Actual regulatory capital at September 30, 2002               $   408
                                                              =======

Regulatory capital required to achieve "well-capitalized"     $   190
POD/LGD component                                                  44
Cushion                                                            38
                                                              -------
    Total Capital on CRE Loans                                $   272
Non-CRE related capital                                            44
                                                              -------
    Total Capital Goal                                        $   316
                                                              =======

Actual regulatory capital in excess of goal                   $    92
                                                              =======

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity as of September 30, 2002 is as follows:


Rate Shock Amount (1)                         -100 bp   -50 bp    0 bp     +50 bp   +100 bp
                                              -------   ------    ----     ------   -------
Percent change in the next 12 month's
   net interest income vs. constant rates      (9.4)%    (4.0)%      -       5.7%     11.5%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.


Corus' projected one-year sensitivity to interest rates has increased since December 31, 2001. This increase in sensitivity is primarily due to the repricing characteristics of certain deposit products introduced during 2002. Note that given the extraordinarily low absolute level of market interest rates, caution should be used in attempting to extrapolate these results beyond the range shown above.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $142 million as of September 30, 2002, including net unrealized gains of $40 million. This price risk does not have a direct effect on the net income of Corus, although would reduce any gains which may be taken on the sale of certain equity securities in the future.

                        ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

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

99.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.


(b) Reports on Form 8-K.

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          CORUS BANKSHARES, INC.
                               (Registrant)



November 8, 2002          By:  /s/ Michael E. Dulberg
                               ----------------------------
                               Michael E. Dulberg
                               First Vice President and Chief Accounting Officer

                               (Principal Accounting Officer and duly authorized
                                  Officer of Registrant)

                                 CERTIFICATIONS


I, Robert J. Glickman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Corus Bankshares, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002                 /s/ Robert J. Glickman
                                        --------------------------
                                        Robert J. Glickman
                                        Chief Executive Officer

                                 CERTIFICATIONS


I, Timothy H. Taylor, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Corus Bankshares, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002                  /s/ Timothy H. Taylor
                                         ------------------------------
                                         Timothy H. Taylor
                                         Chief Financial Officer