Form 10-K
period 2002-12-31
CORUS BANKSHARES INC
filed 2003-03-24
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

      Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      On June 28, 2002, the Registrant had 14,119,244 common shares outstanding. Of these, 7,759,646 common shares having an aggregate market value (based on the closing price for these shares as reported in a summary of national market issues in The Wall Street Journal for stocks listed on NASDAQ on June 28, 2002) of approximately $356.3 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts II and III of this Form 10-K incorporate by reference certain information from the Registrant's 2002 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive Proxy Statement dated March 11, 2003 for its Annual Meeting of Shareholders to be held on April 10, 2003.

================================================================================

                             CORUS BANKSHARES, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I
Item 1.  Business ...................................................................        1
Item 2.  Properties .................................................................        4
Item 3.  Legal Proceedings ..........................................................        4
Item 4.  Submission of Matters to a Vote of Security Holders ........................        4

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ......        5
Item 6.  Selected Financial Data ....................................................        6
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ......................................................        6
Item 7a. Quantitative and Qualitative Disclosures About Market Risk .................        6
Item 8.  Financial Statements and Supplementary Data ................................        7
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .......................................................       15

PART III

Item 10. Directors and Executive Officers of the Registrant .........................       16
Item 11. Executive Compensation .....................................................       17
Item 12. Security Ownership of Certain Beneficial Owners and Management .............       17
Item 13. Certain Relationships and Related Transactions .............................       17
Item 14. Controls and Procedures ....................................................       17

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........       18

Signatures ..........................................................................       19
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ............       20
Exhibit 23 - Consent Of Independent Auditors ........................................       22
Exhibit 99 - Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       23

                                     PART I

ITEM 1. BUSINESS

Corus Bankshares, Inc. ("Corus"), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly owned banking subsidiary, Corus Bank, N.A. (the "Bank"). Corus' other activities include investments in the common stocks of financial industry companies as well as participations in certain of the Bank's larger commercial real estate loans.

During 2000 and 2001, the Bank restructured its business, focusing on two main businesses and one smaller business. The two main business activities for Corus are commercial real estate lending and deposit gathering. The third, and smaller, business is servicing the check cashing industry.

Commercial real estate lending is focused primarily on loans secured by office, condominium, hotel, and residential apartment projects. Loan amounts often approach the Bank's legal lending limit and are secured by properties throughout the United States. As of December 31, 2002, 82% of outstanding loan balances plus unfunded commitments were secured by property outside of Illinois providing the geographic diversification that management believes is very important in the commercial real estate business.

With respect to retail banking, the Bank has 11 branches in the Chicago metropolitan area. Through these branches, Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services.

Finally, Corus provides clearing, depository, and credit services to more than 525 check cashing industry locations in the Chicago area and an additional 20 in Milwaukee, Wisconsin.

The restructuring referred to above included the sale in October 2000 of Corus' trust and investment management services business. In addition, Corus sold the majority of its student loans, over $460 million in loans, in a two-part transaction completed in April 2001. Corus also decided to cease originating any new residential first mortgage or home equity loans. The existing portfolio will continue to be serviced by Corus. Finally, Corus sold essentially all of its medical finance portfolio.

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

EMPLOYEES

At December 31, 2002, Corus employed a total of 475 full-time equivalent persons, consisting of 108 executives, management and supervisory personnel and 367 clerical and secretarial employees.

SUPERVISION AND REGULATION

General

Corus is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("the Act"), and is registered as such with the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

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

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 2003 will be approximately 0.02% of deposits.

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

Capital Adequacy

The Federal Reserve Board established risk-based capital guidelines that require bank holding companies to maintain minimum capital ratios. The main objective of the risk-based capital requirements is to provide a fair and consistent framework for comparing capital positions of all banking institutions. Under these guidelines, capital consists of two components, core capital elements (Tier 1 capital) and supplementary capital elements (Tier 2 capital). Assets and off-balance-sheet items are assigned broad risk categories. The aggregate dollar value of each category is multiplied by a risk weight associated with that category.

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2002, Corus' Tier 1 capital and total risk-based capital ratios were 16.8% and 18.9%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 2002, Corus' leverage ratio was 17.3%.

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

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 ("the GLB act") repeals sections 20 and 32 of the Banking Act of 1933 ("the Act"), allowing new opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amended section 4 of the Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof, and foreign banks electing to qualify as a FHC must be "well managed," "well capitalized," and at least rated satisfactory under the Community

Reinvestment Act in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was passed into law. The Sarbanes-Oxley Act applies to all companies required to file periodic reports with the United States Securities and Exchange Commission (the "SEC") and contains a number of significant changes relating to the responsibilities of directors, officers and auditors as well as reporting and governance obligations. While some provisions became effective immediately, most require the SEC to issue official guidance, generally no later than April 26, 2003.

ACCESS TO REPORTS

The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Company's website at www.corusbank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies will be available upon written request to the Chief Financial Officer of the Company. A charge will be made for exhibits requested.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

Corus' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 38 of the 2002 Annual Report to Shareholders ("2002 Annual Report"), incorporated herein by reference in response to Item 8 hereof.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The Company had approximately 2,500 shareholders as of February 21, 2003.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 38 of the 2002 Annual Report, incorporated herein by reference in response to Item 8 hereof. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.

ITEM 6. SELECTED FINANCIAL DATA

Refer to pages 66 and 67 of the 2002 Annual Report, incorporated herein by reference for additional selected financial data.

                                                                DECEMBER 31
                                        ----------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)         2002         2001         2000          1999          1998
                                        ----------   ----------   ----------   -----------    ----------

Interest income .....................   $  152,878   $  188,630   $  223,676   $   196,580    $  187,525
Interest expense ....................       54,591       80,921      102,625        90,449        89,305
                                        ----------   ----------   ----------   -----------    ----------
Net interest income .................       98,287      107,709      121,051       106,131        98,220
Provision for loan losses ...........           --           --           --            --        10,000
                                        ----------   ----------   ----------   -----------    ----------
Net interest income after provision
    for loan losses .................       98,287      107,709      121,051       106,131        88,220
Noninterest income, excluding
    securities and other financial
    instrument gains/(losses) .......       15,821       17,881       36,729        20,483        20,747
Securities and other financial
    instrument gains/(losses), net ..        7,258        7,835       10,531        (1,535)        4,919
Noninterest expense .................       47,472       51,100       54,654        63,096        51,889
Income tax expense ..................       24,580       28,142       38,903        21,257        21,369
                                        ----------   ----------   ----------   -----------    ----------
Net income available to common
    shareholders ....................   $   49,314   $   54,183   $   74,754   $    40,726    $   40,628
                                        ==========   ==========   ==========   ===========    ==========

Net income per share:
    Basic ...........................   $     3.49   $     3.83   $     5.24   $      2.82    $     2.79
    Diluted .........................         3.45         3.79         5.23          2.82          2.75

Cash dividends declared per
    common share ....................   $    0.635   $    0.615   $    0.595   $     0.575    $    0.555

Assets ..............................   $2,617,050   $2,659,322   $2,598,467   $ 2,378,544    $2,577,460

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 41 through 65 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Market Risk Management" on page 64 of the 2002 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Reports of Independent Public Accountants on pages 10 through 40 of the Company's 2002 Annual Report.

SUPPLEMENTARY STATISTICAL DATA

Pages 7 through 14 contain supplementary statistical data. This data should be read in conjunction with Corus' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 2002 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Corus were as follows:

                                                         DECEMBER 31
                                            ------------------------------------
(THOUSANDS)                                   2002          2001          2000
                                            --------      --------      --------
Available-for-sale
  U.S. Government and agencies .......      $214,800      $ 35,429      $ 25,851
  Corporate debt securities ..........        44,369        59,410       107,136
  Common stocks ......................       147,845       163,024       160,943
  Mortgage backed securities .........         9,845        38,677       144,452
  Other ..............................         3,785         3,595         3,595
                                            --------      --------      --------
     Total ...........................      $420,644      $300,135      $441,977
                                            ========      ========      ========

Held-to-maturity
  State and municipal ................      $  1,099      $  1,244      $  1,418
  Corporate debt securities ..........            --            15            15
  Mortgage backed securities .........           302           478           761
  Other ..............................         5,286         5,286         3,998
                                            --------      --------      --------
     Total ...........................      $  6,687      $  7,023      $  6,192
                                            ========      ========      ========

Common Stock Portfolio

At December 31, 2002, Corus had investments in the common stocks of 33 financial industry companies totaling $147.8 million, including net unrealized gains of $46.4 million. These investments are included in the available-for-sale classification. Following is a list of Corus' top 25 holdings, by market value, as of December 31, 2002:

                                                                   MARKET          PERCENTAGE OF
CORPORATION                                     SHARES HELD         VALUE            PORTFOLIO
---------------------------------------         -----------       --------         -------------
(DOLLARS IN THOUSANDS)
Comerica Inc. ..........................          241,300         $ 10,434               7.1%
FleetBoston Financial Corp. ............          423,960           10,302               7.0
Old Second Bancorp Inc. ................          275,000           10,175               6.9
Charter One Financial Inc. .............          338,538            9,726               6.6
Amsouth Bancorporation .................          466,015            8,948               6.0
Wachovia Corp. .........................          223,840            8,157               5.5
Citigroup Inc. .........................          225,000            7,918               5.4
JP Morgan Chase & Co. ..................          319,100            7,658               5.2
MAF Bancorp Inc. .......................          208,125            7,076               4.8
Bank of America Corp. ..................           99,873            6,948               4.7
US Bancorp .............................          268,871            5,705               3.9
Bank One Corp. .........................          137,700            5,033               3.4
Merrill Lynch & Co. Inc. ...............          132,000            5,009               3.4
South Trust Corp. ......................          195,900            4,868               3.3
Union Planters Corp. ...................          143,555            4,040               2.7
Compass Bancshares Inc. ................          108,750            3,401               2.3
Morgan Stanley Dean Witter & Co. .......           82,000            3,274               2.2
Amcore Financial Inc. ..................          142,500            3,092               2.1
Hibernia Corp. .........................          154,200            2,970               2.0
Associated Banc Corp. ..................           80,786            2,742               1.8
Suntrust Banks Inc. ....................           48,000            2,732               1.8
Mellon Financial Corp. .................          100,000            2,611               1.8
Fidelity Bancorp Inc. ..................           82,500            2,475               1.7
Bank of New York Co. Inc. ..............          100,000            2,396               1.6
Mercantile Bankshares Corp. ............           58,500            2,258               1.5
                                                                  --------          --------
  Total for 25 highest market values ...                          $139,948              94.7%
All Others (8 stocks) ..................                             7,897               5.3
                                                                  --------          --------
  Total ................................                          $147,845             100.0%
                                                                  ========          ========

Maturities of Securities

The scheduled maturities by security type as of December 31, 2002 were as follows:

                                            FROM ONE      FROM FIVE                  NOT DUE AT
                              ONE YEAR       THROUGH       THROUGH        AFTER       A SINGLE
(THOUSANDS)                    OR LESS     FIVE YEARS     TEN YEARS     TEN YEARS     MATURITY        TOTAL
                             -----------   -----------   -----------   -----------   -----------   -----------
U.S. Government
  and agencies ...........   $   131,317   $    83,483   $        --   $        --   $        --   $   214,800
Corporate debt securities         15,179        29,190            --            --            --        44,369
State and municipal ......            --           599           500            --            --         1,099
Common stocks ............            --            --            --            --       147,845       147,845
Mortgage backed securities            15           179            50         9,902            --        10,146
Other ....................            --            --            --            --         9,072         9,072
                             -----------   -----------   -----------   -----------   -----------   -----------
     Total ...............   $   146,511   $   113,451   $       550   $     9,902   $   156,917   $   427,331
                             ===========   ===========   ===========   ===========   ===========   ===========

The weighted-average yields for each range of maturities of securities at December 31, 2002 were as follows:

                                            FROM ONE      FROM FIVE                  NOT DUE AT
                              ONE YEAR       THROUGH       THROUGH        AFTER       A SINGLE
(THOUSANDS)                    OR LESS     FIVE YEARS     TEN YEARS     TEN YEARS     MATURITY        TOTAL
                             -----------   -----------   -----------   -----------   -----------   -----------
U.S. Government
  and agencies ...........          2.58%         3.74%           --%           --%           --%         3.03%
Corporate debt securities           5.68          6.54            --            --            --          6.25
State and municipal ......            --          8.11         10.41            --            --          9.16
Common stocks ............            --            --            --            --          4.10          4.10
Mortgage backed securities          7.52          8.15          9.44          6.27            --          6.32
Other ....................            --            --            --            --          6.38          6.38

Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

LOAN PORTFOLIO

Classification of Loans

Corus' loans were as follows:

                                                        DECEMBER 31
                               --------------------------------------------------------------
(THOUSANDS)                       2002         2001         2000         1999         1998
                               ----------   ----------   ----------   ----------   ----------
Commercial real estate:
  Term .....................   $  989,146   $  675,526   $  655,148   $  537,603   $  533,253
  Construction .............      531,612      515,002      513,955      378,909      228,311
  Mezzanine ................       32,092       39,223       20,877           --           --
Commercial .................       87,631       94,015       91,093      117,021      108,759
Home equity ................       51,078       84,214      117,858      135,603       85,408
Residential first mortgage .       38,828       50,779       71,197       92,683      137,683
Student ....................       10,950       14,591       63,096      443,074      431,304
Medical finance and consumer          632        1,895       18,656       22,464       26,869
                               ----------   ----------   ----------   ----------   ----------
  Total ....................   $1,741,969   $1,475,245   $1,551,880   $1,727,357   $1,551,587
                               ==========   ==========   ==========   ==========   ==========

Maturities of Loans and Sensitivity to Changes in Interest

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2002:

                               ONE YEAR         FROM ONE           AFTER
(THOUSANDS)                     OR LESS       TO FIVE YEARS     FIVE YEARS          TOTAL
                             -------------    -------------    -------------    -------------
Commercial real estate:
  Term ..................    $     284,862    $     639,464    $      64,820    $     989,146
  Construction ..........          228,740          302,872               --          531,612
  Mezzanine .............           27,417            4,675               --           32,092
Commercial ..............           49,698           34,277            3,656           87,631

Of the loans maturing after one year, $128.9 million have fixed rates and $920.8 million have floating or adjustable rates. To manage interest rate exposure, Corus has entered into interest rate swap agreements on certain fixed-rate commercial real estate loans. For additional information on such financial instruments, see Notes 1 and 10 to the Consolidated Financial Statements on pages 14 through 18 and 27 of the 2002 Annual Report, incorporated herein by reference in response to Item 8 hereof.

Risk Elements in the Loan Portfolio

Past Due, Nonaccrual, and Restructured Loans were as follows:

                                                                 DECEMBER 31
                                        ----------------------------------------------------------------
(THOUSANDS)                               2002          2001          2000          1999          1998
                                        --------      --------      --------      --------      --------
Loans past due 90 days or more
  still accruing interest ..........    $  2,454      $  5,939      $ 20,510      $ 31,636      $ 29,116
    Less guaranteed student loans ..        (806)       (1,721)      (16,729)      (21,937)      (17,543)
                                        --------      --------      --------      --------      --------
Net loans past due 90 days or more .       1,648         4,218         3,781         9,699        11,573
Nonaccrual loans ...................       4,808         1,520         1,300         2,529         5,307
Restructured loans .................          62            62            63           320           454
                                        --------      --------      --------      --------      --------
  Total ............................    $  6,518      $  5,800      $  5,144      $ 12,548      $ 17,334

  AS A PERCENTAGE OF TOTAL LOANS:
Net loans past due 90 days or more .        0.09%         0.29%         0.24%         0.56%         0.75%
Nonaccrual loans ...................        0.28%         0.10%         0.08%         0.15%         0.34%

Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

The interest income forgone on nonaccrual loans totaled $1.1 million for the year ended December 31, 2002.

Potential Problem Loans

In addition to those loans disclosed under the preceding "Nonaccrual, Past Due, and Restructured Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans as nonaccrual, past due, or restructured. As of December 31, 2002, the principal amount of these loans was $98.4 million. This amount generally includes commercial real estate loans that were classified as either Special Mention or Substandard for regulatory purposes and residential real estate loans that are either in bankruptcy or in process of foreclosure.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                  --------------------------------------------------------------
(THOUSANDS)                                         2002          2001         2000         1999          1998
                                                  --------      --------     --------     --------      --------
Balance at beginning of year .................    $ 40,457      $ 39,601     $ 32,090     $ 35,773      $ 30,660
Provision for loan losses ....................          --            --           --           --        10,000
Less charge-offs:
  Overdraft ..................................       2,660            --           --           --            --
  Home equity loans ..........................       2,650         3,254        3,945        4,193         5,171
  Commercial loans ...........................         567             4          116           84             2
  Student loans ..............................         128           316          294        1,365         1,240
  Residential first mortgage loans ...........          45             9           62          109           414
  Medical finance and consumer loans .........           7            49           56           96             7
  Commercial real estate loans ...............          --            --           --           61            18
                                                  --------      --------     --------     --------      --------
    Total charge-offs ........................       6,057         3,632        4,473        5,908         6,852
                                                  --------      --------     --------     --------      --------
Add recoveries:
  Home equity loans ..........................       1,999         1,386        1,544        1,778         1,553
  Student loans ..............................         176         3,028       10,339          174           143
  Medical finance and consumer loans .........          22            49           45           83            94
  Commercial real estate loans ...............          17            10           42          124           166
  Commercial loans ...........................           8             3           13           65             9
  Residential first mortgage loans ...........           7            12            1            1            --
  Overdraft ..................................          --            --           --           --            --
                                                  --------      --------     --------     --------      --------
    Total recoveries .........................       2,229         4,488       11,984        2,225         1,965
                                                  --------      --------     --------     --------      --------
Net (charge-offs)/recoveries .................      (3,828)          856        7,511       (3,683)       (4,887)
                                                  --------      --------     --------     --------      --------
Balance at end of year .......................    $ 36,629      $ 40,457     $ 39,601     $ 32,090      $ 35,773
                                                  ========      ========     ========     ========      ========

Net (charge-offs)/recoveries as a percentage
  of average loans outstanding ...............       (0.24%)        0.05%        0.42%       (0.22%)       (0.32%)
                                                  ========      ========     ========     ========      ========

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:

                                                          DECEMBER 31
                                  ------------------------------------------------------------
(THOUSANDS)                         2002         2001         2000         1999         1998
                                  --------     --------     --------     --------     --------
Commercial real estate .......    $ 26,043     $ 25,711     $ 25,837     $ 16,417     $ 12,971
Home equity ..................       5,960        8,815       12,010       11,777       10,070
Overdrafts ...................       1,523           --           --           --           --
Student ......................         566          728          747        1,374        2,782
Residential first mortgage ...         433          247          438          358          459
Commercial ...................         343           44          141          273          269
Medical finance and consumer .           1            9          104          120          169
Unallocated ..................       1,760        4,903          324        1,771        9,053
                                  --------     --------     --------     --------     --------
     Total ...................    $ 36,629     $ 40,457     $ 39,601     $ 32,090     $ 35,773
                                  ========     ========     ========     ========     ========

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

Loan Portfolio Composition

The composition of the loan portfolio was as follows:

                                                          DECEMBER 31
                                  ------------------------------------------------------------
                                    2002         2001         2000         1999         1998
                                  --------     --------     --------     --------     --------
Commercial real estate .......          89%          84%          76%          53%          49%
Commercial ...................           5            6            6            7            5
Home equity ..................           3            6            8            8            7
Residential first mortgage ...           2            3            5            5            9
Student ......................           1            1            4           26           28
Medical finance and consumer .          --           --            1            1            2
                                  --------     --------     --------     --------     --------
     Total ...................         100%         100%         100%         100%         100%
                                  ========     ========     ========     ========     ========

For further review of the loan loss provision and the allowance for loan losses, reference is made to page 15 of Notes to Consolidated Financial Statements and pages 59 through 60 of Management's Discussion and Analysis of Financial Statements of the 2002 Annual Report, incorporated herein by reference in response to Items 7 and 8 hereof.

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details various loan participations in which Corus has purchased an interest:

(THOUSANDS)                                                                            DECEMBER 31, 2002
                                                                 -----------------------------------------------------------------
                                                                        CURRENT COMMITMENT                 BALANCE OUTSTANDING
                                                          %      -------------------------------  --------------------------------
  LOAN #            PROPERTY TYPE        LOCATION       PURCH          TOTAL            CORUS           TOTAL            CORUS
----------   -------------------------   --------      -------   ---------------  --------------  --------------   ---------------
    1        Office                         CA            12%          $212,099       $   25,452       $194,035        $   23,284
    2        Condo/loft conversion          FL            22%           146,957           32,657        146,957            32,657
    3        Hotel                          CA            15%            95,900           14,385         95,900            14,385
    4        Hotel                          IL            50%            40,900           20,450         40,900            20,450
    5        Retail                         IL            48%            28,931           13,902         28,931            13,902
    6        Condo/loft conversion          TX            50%             8,701            4,351          6,389             3,194
                                                                                      ----------                       -----------
Total purchased interest.......................................................       $  111,197                       $  107,872
Corus' total CRE portfolio.....................................................        2,776,504                        1,552,850
Purchased interests as a percentage of Corus' total............................              4.0%                            6.9%

DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 or greater were as follows at December 31, 2002:

(THOUSANDS)
Maturing within 3 months .................................              $ 80,467
After 3 but within 6 months ..............................                86,011
After 6 but within 12 months .............................                79,133
After 12 months ..........................................               160,458
                                                                        --------
     Total ...............................................              $406,069
                                                                        ========

RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to Corus' equity and assets:

                                                           DECEMBER 31
                                                   ----------------------------
                                                    2002       2001       2000
                                                   ------     ------     ------
Return on average total assets ................       1.9%       2.0%       3.0%
Return on average common shareholders' equity .      10.6       12.8       21.6
Dividend payout ratio .........................      18.2       16.1       11.4
Average equity to average total assets ........      17.7       15.9       13.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, on June 4, 2002, the Audit Committee of Corus Bankshares, Inc. ("Corus") recommended and Corus' Board of Directors approved the appointment of Ernst & Young LLP as independent accountants of Corus for fiscal 2002. This action caused the dismissal of Arthur Andersen LLP ("Andersen") as the independent accountants of Corus.

For the two years ended December 31, 2001, Andersen's reports on the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

For the two years ended December 31, 2001 and from December 31, 2001 through the effective date of the dismissal, there were no disagreements between Andersen and Corus on any matters of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

Corus requested that Andersen furnish a letter addressed to the United States Securities and Exchange Commission stating whether Andersen agrees with the preceding statements. Andersen's letter dated June 4, 2002, is attached as
Exhibit 16 to the Form 8-K filing dated June 6, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Corus is incorporated herein by reference to the descriptions under "Election of Directors" on pages 2 through 5 of the 2003 Proxy Statement. For both those executive officers listed in the Proxy as well as the other executive officers of the Company (Senior Vice President title and greater) not listed in the Proxy, the following is a table providing the executive officer's name, age, position(s) held with the Company and Subsidiary and the date the officer assumed their present office(s).

EXECUTIVE OFFICERS OF THE REGISTRANT

                                POSITION(S) AND OFFICE(S) HELD WITH                  ASSUMED
         Name             AGE       THE COMPANY AND SUBSIDIARY                   PRESENT OFFICE(S)
----------------------    ---   ------------------------------------------    ----------------------
Robert J. Glickman ...    56    President and Chief Executive                 June 1, 1984
                                of the Company and Corus Bank, N.A.

Michael G. Stein .....    42    Executive Vice President, Corus Bank, N.A.    February 19, 1996

Tim H. Taylor ........    38    Executive Vice President and Chief            December 1, 1998
                                Financial Officer of the Company
                                and Corus Bank, N.A.

John M. Barkidjija ...    39    Senior Vice President, Corus Bank, N.A.       January 1, 2003

Brian J. Brodeur .....    45    Senior Vice President, Corus Bank, N.A.       April 15, 2002

Randy P. Curtis ......    44    Senior Vice President, Corus Bank, N.A.       April 30, 1997

Michael W. Jump ......    58    Senior Vice President, Corus Bank, N.A.       January 1, 1996

Terence W. Keenan ....    57    Senior Vice President, Corus Bank, N.A.       September 16, 1996

Richard J. Koretz ....    39    Senior Vice President, Corus Bank, N.A.       November 15, 1995

John R. Markowicz ....    39    Senior Vice President, Corus Bank, N.A.       January 1, 2003

Joel C. Solomon ......    48    Senior Vice President, Corus Bank, N.A.       August 29, 1997

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to page 18 of the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference to the material under the caption "Executive Compensation" on pages 8 through 16 of the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the headings "Outstanding Voting Securities and Principal Shareholders" and "Proposal One: Election of Directors" on pages 1 through 5 of the 2003 Proxy Statement.

Following is information regarding Corus' equity compensation plan as of December 31, 2002. Additional information regarding Corus' equity compensation plan is incorporated herein by reference to material under the heading "Stock Option Plan" on page 31 of Notes to Consolidated Financial Statements of the 2002 Annual Report.

Plan Category                              (a)                               (b)                                 (c)
                                Number of securities to be        Weighted-average exercise        Number of securities remaining
                                  issued upon exercise of      price of outstanding options,        available for future issuance
                               outstanding options, warrants        warrants and rights              under equity compensation
                                       and rights                                                   plans (excluding securities
                                                                                                       reflected in column (a))
----------------------         -----------------------------   -----------------------------      ----------------------------------
Equity compensation
plans approved by                       590,920                             $ 36.70                             420,700
security holders

Equity compensation
plans not approved by                      None                                None                                None
security holders

Total                                   590,920                             $ 36.70                             420,700

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading "Transactions with Management and Others" on page 18 of the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Reports of Independent Public Accountants are incorporated herein by reference to the following pages of the registrant's 2002 Annual Report:

           INDEX                                                                                     PAGES
           -----                                                                                     -----
           Consolidated Balance Sheets ..........................................................      10
           Consolidated Statements of Income ....................................................      11
           Consolidated Statements of Changes in Shareholders' Equity ...........................      12
           Consolidated Statements of Cash Flows ................................................      13
           Notes to Consolidated Financial Statements ...........................................     14-38
           Reports of Independent Public Accountants ............................................     39-40
           Average Balance Sheet and Net Interest Margin ........................................      42

(b)   Reports on Form 8-K:

      None

(c)   Exhibits: See exhibits filed herewith

      (3a) Amended and Restated Articles of Incorporation is incorporated herein by reference to Exhibit 4.1 to the Form S-8 filing dated May 22, 1998

      (3b) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998

      (10.1) Commission Program for the Commercial Loan Officers is incorporated herein by reference to Form S-8 filing dated May 22, 1998

      (10.2) The 1999 Stock Option Plan is incorporated herein by reference to Form S-8 filing dated April 30, 1999

      (11) Computation of Net Income Per Share is incorporated herein by reference to page 32 of the registrant's 2002 Annual Report

      (13) The registrant's 2002 Annual Report is incorporated herein by reference

      (16) Letter re Change in Certifying Accountant is incorporated herein by reference to the Form 8-K filing dated June 6, 2002

      (23)  Consent of Independent Auditors

      (99) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/      TIM H. TAYLOR
                                                  -----------------------------
                                                  Tim H. Taylor
                                                  Executive Vice President &
                                                  Chief Financial Officer
March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH C. GLICKMAN                 Chairman of the Board of Directors                       March 21, 2003
---------------------------------
    Joseph C. Glickman

/s/ ROBERT J. GLICKMAN                 President, Chief Executive Officer, &                    March 21, 2003
---------------------------------      Director
    Robert J. Glickman

/s/ TIM H. TAYLOR                      Executive Vice President & Chief Financial               March 21, 2003
---------------------------------      Officer
    Tim H. Taylor

/s/ MICHAEL E. DULBERG                 First Vice President & Chief Accounting                  March 21, 2003
---------------------------------      Officer
    Michael E. Dulberg

/s/ STEVEN D. FIFIELD                  Director                                                 March 21, 2003
---------------------------------
    Steven D. Fifield

/s/ VANCE A. JOHNSON                   Director                                                 March 21, 2003
---------------------------------
    Vance A. Johnson

/s/ RODNEY D. LUBEZNIK                 Director                                                 March 21, 2003
---------------------------------
    Rodney D. Lubeznik

/s/ MICHAEL J. MCCLURE                Director                                                  March 21, 2003
---------------------------------
    Michael J. McClure

                                 CERTIFICATIONS

I, Robert J. Glickman, certify that:

      1. I have reviewed this annual report on Form 10-K of Corus Bankshares, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                         /s/ ROBERT J. GLICKMAN
                                             ---------------------------
                                             Robert J. Glickman
                                             Chief Executive Officer

                                 CERTIFICATIONS

I, Tim H. Taylor, certify that:

      1. I have reviewed this annual report on Form 10-K of Corus Bankshares, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003                       /s/ TIM H. TAYLOR
                                           ----------------------
                                           Tim. H. Taylor
                                           Chief Financial Officer