Form 10-Q
period 2003-03-31
CORUS BANKSHARES INC
filed 2003-05-08
CIK 51939

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of April 30, 2003, the Registrant had 14,029,244 common shares, $0.05 par value, outstanding.


================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2003



                                TABLE OF CONTENTS


                        PART I. -- FINANCIAL INFORMATION


ITEM 1. Financial Statements .................................................................  1

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations ........................................................................  9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ........................... 28


ITEM 4. Controls and Procedures .............................................................. 28


                          PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings .................................................................... 29

ITEM 2. Changes in Securities and Use of Proceeds ............................................ 29

ITEM 3. Defaults Upon Senior Securities ...................................................... 29

ITEM 4. Submission of Matters to a Vote of Security Holders .................................. 29

ITEM 5. Other Information .................................................................... 29

ITEM 6. Exhibits and Reports on Form 8-K ..................................................... 29

        Signatures ........................................................................... 30

        Certifications Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 .......... 31

        Exhibit 3(i) - Amended and Restated Articles of Incorporation ........................ 33

        Exhibit 15 - Letter re unaudited financial information ............................... 36

        Exhibit 99.1 - Independent Accountants' Review Report ................................ 37

        Exhibit 99.2 - Certifications Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002 ............................................ 38

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               (UNAUDITED)                    (Unaudited)
                                                                 MARCH 31      December 31      March 31
(Dollars in thousands)                                             2003            2002            2002
                                                               -----------     -----------     -----------
Assets
      Cash and due from banks - non-interest bearing           $    68,032     $    61,560     $    99,679
      Federal funds sold                                           333,870         370,100         458,850
      Securities:
          Available-for-sale, at fair value
            Common stocks at the Bank Holding Company              134,886         147,845         173,126
            (amortized cost $92,902, $101,478 and $101,478)
            Other securities                                       239,350         272,799         308,444
            (amortized cost $235,089, $267,658 and $308,091)
          Held-to-maturity, at amortized cost                        6,659           6,687           6,973
          (fair value $6,735, $6,767 and $7,036)
                                                               -----------     -----------     -----------
          Total Securities                                         380,895         427,331         488,543
      Loans, net of unearned income                              1,794,481       1,741,969       1,592,768
          Less: Allowance for loan losses                           35,517          36,629          40,244
                                                               -----------     -----------     -----------
          Net Loans                                              1,758,964       1,705,340       1,552,524
      Premises and equipment, net                                   27,902          28,320          28,913
      Accrued interest receivable and other assets                  27,142          19,876          21,058
      Goodwill, net of accumulated amortization of $30,009           4,523           4,523           4,523
                                                               -----------     -----------     -----------
Total Assets                                                   $ 2,601,328     $ 2,617,050     $ 2,654,090
                                                               ===========     ===========     ===========

Liabilities and Shareholders' Equity
      Deposits:
          Noninterest-bearing                                  $   218,989     $   216,551     $   217,886
          Interest-bearing                                       1,822,686       1,843,222       1,880,744
                                                               -----------     -----------     -----------
          Total Deposits                                         2,041,675       2,059,773       2,098,630
      Other borrowings                                              43,477          48,110          51,025
      Accrued interest payable and other liabilities                31,681          27,126          40,641
                                                               -----------     -----------     -----------
Total Liabilities                                                2,116,833       2,135,009       2,190,296
Shareholders' Equity
      Common stock (par value $0.05 per share, 50,000,000
          shares authorized; 14,029,244, 14,119,244 and
          14,159,644 shares outstanding, respectively)                 701             706             708
      Surplus                                                       16,700          17,374          16,215
      Retained earnings                                            437,035         430,482         400,071
      Accumulated other comprehensive income                        30,059          33,479          46,800
                                                               -----------     -----------     -----------
Total Shareholders' Equity                                         484,495         482,041         463,794
                                                               -----------     -----------     -----------
Total Liabilities and Shareholders' Equity                     $ 2,601,328     $ 2,617,050     $ 2,654,090
                                                               ===========     ===========     ===========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                        ----------------------
(In thousands, except per share data)                     2003          2002
                                                        --------      --------
Interest, Loan Fees, and Dividend Income
      Interest and fees on loans:
          Taxable                                       $ 33,386      $ 30,445
          Tax-advantaged                                      44            61
      Federal funds sold                                     966         2,509
      Securities:
          Taxable                                          2,385         2,354
          Tax-advantaged                                      16            18
          Dividends                                        1,250         1,124
          Trading account                                    200           275
                                                        --------      --------
Total Interest, Loan Fees, and Dividend Income            38,247        36,786

Interest Expense
      Deposits                                            11,133        13,666
      Federal funds purchased                               --               3
      Other borrowings                                       342           444
                                                        --------      --------
Total Interest Expense                                    11,475        14,113
Net Interest Income                                       26,772        22,673
Provision for Loan Losses                                   --            --
                                                        --------      --------
Net Interest Income After Provision for Loan Losses       26,772        22,673

Noninterest Income
      Service charges on deposit accounts                  2,995         3,004
      Securities gains/(losses), net                        (101)        1,564
      Other income                                           727           652
                                                        --------      --------
Total Noninterest Income                                   3,621         5,220

Noninterest Expense
      Salaries and employee benefits                       7,212         7,842
      Net occupancy                                          963           930
      Data processing                                        639           590
      Depreciation - furniture & equipment                   377           412
      Other expenses                                       2,474         2,481
                                                        --------      --------
Total Noninterest Expense                                 11,665        12,255
                                                        --------      --------

Income Before Income Taxes                                18,728        15,638
Income Tax Expense                                         6,261         5,170
                                                        --------      --------
Net Income                                              $ 12,467      $ 10,468
                                                        ========      ========

Net income per share:
      Basic                                             $   0.88      $   0.74
      Diluted                                               0.88          0.73

Cash dividends declared per common share                $  0.160      $  0.155

Average common shares outstanding:
      Basic                                               14,108        14,160
      Diluted                                             14,227        14,304


See accompanying notes.

                             CORUS BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)


                                                                                                         Accumulated
                                                                                                            Other
                                                           Common                       Retained        Comprehensive
(Dollars in thousands, except per share data)               Stock        Surplus        Earnings           Income         Total
                                                           -------       -------        --------        -------------   --------
Balance at December 31, 2002                                $706         $17,374        $430,482          $ 33,479      $482,041

Net income                                                                                12,467                          12,467
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                                   (3,420)       (3,420)
                                                                                                                        --------
Comprehensive income                                                                                                       9,047
                                                                                                                        --------

Retirement of common shares                                   (5)            (65)         (3,668)                         (3,738)

Deferred compensation                                                       (609)                                           (609)

Cash dividends declared on common stock,
  $0.160 per common share                                                                 (2,246)                         (2,246)
                                                            ----         -------        --------          --------      --------
Balance at March 31, 2003                                   $701         $16,700        $437,035          $ 30,059      $484,495
                                                            ====         =======        ========          ========      ========


See accompanying notes.



                             CORUS BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


                                                                                                   Accumulated
                                                                                                      Other
                                                          Common                 Retained         Comprehensive
(Dollars in thousands, except per share data)              Stock    Surplus      Earnings            Income           Total
                                                          -------  ---------     --------        ---------------   -----------
Balance at December 31, 2001                               $708     $15,951       $391,798         $ 42,429          $450,886

Net income                                                                          10,468                             10,468
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                                                             4,371             4,371
                                                                                                                     --------
Comprehensive income                                                                                                   14,839
                                                                                                                     --------

Deferred compensation                                                   264                                               264

Cash dividends declared on common stock,
  $0.155 per common share                                                           (2,195)                            (2,195)
                                                           ----     -------       --------         --------          --------
Balance at March 31, 2002                                  $708     $16,215       $400,071         $ 46,800          $463,794
                                                           ====     =======       ========         ========          ========
See accompanying notes.

                             CORUS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Dollars in thousands)

Three months ended March 31                                                    2003           2002
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $  12,467      $  10,468
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                 694            725
     Amortization of investment and loan premiums, net                             235              8
     Deferred income tax (benefit) expense                                      (2,158)            76
     Securities losses (gains), net                                                101         (1,564)
     Deferred compensation                                                         124            909
     (Increase) decrease in accrued interest receivable and other assets          (675)         3,221
     Increase in accrued interest payable and other liabilities                  7,838          6,373
                                                                             ---------      ---------
         Net cash provided by operating activities                              18,626         20,216

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                      --               50
     Proceeds from maturities of available-for-sale securities                  32,419         27,952
     Proceeds from sales of available-for-sale securities                        6,053         80,051
     Purchases of available-for-sale securities                                 (4,129)      (204,255)
     Net increase in loans                                                     (54,548)      (119,352)
     Bad debt recoveries                                                           825            422
     Purchases of premises and equipment, net                                     (276)          (256)
                                                                             ---------      ---------
         Net cash used in investing activities                                 (19,656)      (215,388)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Decrease in deposit accounts                                              (18,098)       (22,826)
     Repayment of debt                                                          (1,000)        (1,000)
     Decrease in other borrowings, net                                          (3,633)        (3,791)
     Retirements of common shares                                               (3,738)          --
     Cash dividends paid on common shares                                       (2,259)        (2,196)
                                                                             ---------      ---------
         Net cash used in financing activities                                 (28,728)       (29,813)
                                                                             ---------      ---------

Net decrease in cash and cash equivalents                                      (29,758)      (224,985)
Cash and cash equivalents at January 1                                         431,660        783,514
                                                                             ---------      ---------

Cash and cash equivalents at March 31                                        $ 401,902      $ 558,529
                                                                             =========      =========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Consolidated Financial Statements

     The Consolidated Balance Sheets and Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 2002 included in Corus' Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     Certain prior year amounts have been reclassified to conform to the current presentation.


2.   Recent Accounting Pronouncements

     In December 2002, Statement of Financial Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for Corus beginning with the fiscal period ending December 31, 2002. Because the Company plans to continue its accounting for stock-based compensation under APB No.25, the adoption of SFAS No. 148 is not expected to have a material impact on results of operations or financial position. See Note 7 of Notes to Consolidated Financial Statements for required disclosure.

3.   Segment Reporting

     The following reflects the disclosure requirements set forth by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For purposes of this statement, Management has determined that Commercial Lending, Consumer Lending, Retail Banking and Corporate Support are the primary operating segments of the Company.

     Commercial Lending derives its revenues from interest and fees on loans made to businesses. The loan products include, among others, commercial real estate mortgage term loans, construction loans, mezzanine loans, and loans to customers in the check cashing industry.

     Consumer Lending is composed of home equity, residential mortgage, and other loans to individual borrowers. Revenues of this segment are from interest and fees on the loans.

     The Retail Banking segment provides general banking services such as checking, savings, money market, and time deposit accounts as well as a variety of other services. Revenues for Retail Banking are derived from credit for funds provided to the other segments, as well as fees related to banking services.

     Corporate Support includes the net effect of support units after revenue and expense allocations, treasury management, and other corporate activities. Revenues primarily relate to dividends from the Company's investment in the common stocks of financial industry companies and the net effect of transfer pricing related to loan and deposit balances. In addition, revenues include realized gains/(losses) on equity securities. Corporate Support also incorporates the difference between the Company's reported provision for credit losses, which is determined in accordance with generally accepted accounting principles, and the credit provisions allocated to the reportable business units.

     Business line results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits, and other liabilities and their related income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or credit for funds provided to all business line assets and liabilities. The provision for credit losses recorded by each operating segment is based on the net charge-offs incurred by each line of business. Income and expenses directly related to each business line, including fees, service charges, salaries and benefits, and other direct expenses are accounted for within each segment's financial results in a manner similar to the consolidated financial statements. Expenses incurred by centrally managed operations units that directly support business lines' operations are charged to the business lines based on standard unit costs and volume measurements. Capital is allocated to each line of business, including both on- and off-balance-sheet items, based on its inherent risks, including credit, operational, and other business risks. Designations, assignments, and allocations may change from time to time as management accounting systems are enhanced or product lines change.

     Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Dollars in thousands)      Commercial       Consumer       Retail         Corporate     Inter-segment
                             Lending         Lending        Banking         Support       Eliminations      Consolidated
                           -----------     -----------     -----------     -----------   --------------     -------------
Total Revenues (1)         $    17,610     $     1,389     $     8,507     $     2,887     $      --        $    30,393
Net Income                       6,984             434           2,188           2,861            --             12,467
Total Average Assets         1,907,044          93,829       2,181,313         175,890      (1,725,345)       2,632,731
End of Period Goodwill            --              --             4,523            --              --              4,523


FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Dollars in thousands)     Commercial       Consumer         Retail         Corporate     Inter-segment
                             Lending         Lending         Banking         Support       Eliminations     Consolidated
                           -----------     -----------     -----------     -----------    -------------     -------------
Total Revenues (1)         $    13,376     $     2,007     $     9,785     $     2,725    $       --        $    27,893
Net Income                       5,384             525           2,907           1,652            --             10,468
Total Average Assets         1,534,104         156,499       2,196,309         493,878      (1,725,120)       2,655,670
End of Period Goodwill            --              --             4,523            --              --              4,523


(1) Net interest income before provision for loan losses plus noninterest income.


     The profitability of each of Corus' business segments may be affected by changes in, and the level of, interest rates. The direction and degree of this impact will vary based on the asset/liability mix of each segment.

4.   Derivatives

     As of January 1, 2001, Corus implemented SFAS No. 133, as amended. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the change in fair value of the hedged risk or deferred through recognition in a component of other comprehensive income. Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly to income.

     Corus utilizes interest rate fixed-to-floating swaps (pay fixed/receive floating) and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. All but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. In addition, the Company's basis swaps also do not meet the strict criteria required to qualify for hedge accounting.

     For the three months ended March 31, 2003 and 2002, Corus recorded net gains of $1.6 million and $721,000, respectively, related to SFAS No. 133. The income related to both hedge and non-hedge derivatives is as follows:


                                                                 THREE MONTHS ENDED
                                                                        MARCH 31
                                        Income Statement        ---------------------
(Dollars in thousands)                   Classification           2003          2002
--------------------------------------------------------------------------------------
                                                                     INCOME/(LOSS)
                                                                 ---------------------
Fair value hedge:
  Fixed-to-floating swaps             Interest Income            $    24       $ (44)

Non-hedge:
  Fixed-to-floating swaps             Noninterest Income               5          14
  Basis swaps                         Noninterest Income           1,611         751
                                                                 -------       -----
Total Non-hedge                                                    1,616         765

                                                                 -------       -----
 Total Derivative Gain/(Loss)                                    $ 1,640       $ 721
                                                                 =======       =====


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

     Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for loan losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of March 31, 2003, management believes that Corus was in compliance with all loan covenants.

     Interest and fees for both notes for the first quarter of 2003 totaled $341,000. At March 31, 2003, the term note and revolving credit line had outstanding balances of $43 million and $180,000, respectively.

6.   Net Income Per Share

     Net income per share was calculated as follows:


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         -------------------
(In thousands, except per share data)                      2003        2002
                                                         -------     -------
Denominator for basic earnings per share:
  average common shares outstanding                       14,108      14,160
Dilutive common stock options                                119         144
                                                         -------     -------
Denominator for diluted earnings per share                14,227      14,304
                                                         =======     =======

Numerator:  Net income attributable to common shares     $12,467     $10,468

Net income per share:
  Basic                                                  $  0.88     $  0.74
  Diluted                                                   0.88        0.73



7.   Stock-Based Employee Compensation

     Corus utilizes stock options to compensate employees under the, shareholder approved, 1999 Stock Option Plan ("the Plan"). Under the Plan, options to purchase Corus' common stock have been granted to employees at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options vest 20% per year, over a five-year period, and expire in 10 years. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations" ("APB No. 25"). Since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, the granting of the options had no impact on net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31
                                                               --------------------------
(In thousands, except per share data)                             2003            2002
                                                               ----------      ----------
Net income, as reported                                        $   12,467      $   10,468
Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects                 --              --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                         (261)           (196)
                                                               ----------      ----------
Pro forma net income                                           $   12,206      $   10,272
                                                               ==========      ==========

EARNINGS PER SHARE:
Basic - as reported                                            $     0.88      $     0.74
Basic - pro forma                                                    0.87            0.73

Diluted - as reported                                          $     0.88      $     0.73
Diluted - pro forma                                                  0.86            0.72

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS SUMMARY

Corus Bankshares, Inc. is a one-bank holding company headquartered in Chicago, Illinois. In addition to deposit gathering and servicing the check cashing industry, Corus specializes in making commercial real estate and construction loans with a concentration, by property type, in residential condominiums, office buildings, hotels and apartments. With regard to the remainder of its loan portfolio, Corus is allowing its residential first mortgage and home equity loan balances to run off.

SIGNIGICANT ACCOUNTING POLICIES

Management has determined that one particular accounting policy requires a high level of judgment: the assessment of the allowance for loan losses.

The allowance for loan losses is based upon quarterly reviews. These reviews include an assessment of the loan portfolio and include reviews of both specific credits and an overall assessment. Specific reviews are performed in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and can result in a specific reserve for certain impaired loans. For those loans not specifically reviewed, an assessment is performed, by loan type (i.e., commercial, commercial real estate, construction, home equity, residential first mortgage, etc.) to determine an inherent loss rate. The inherent loss rate is based primarily on a combination of prior loss experience and delinquency levels (current vs. historical). In those cases where, due to insufficient historical data, Corus' loss and delinquency experience may not accurately reflect the inherent losses in a segment of the portfolio, Corus will utilize the respective historical rates as published by the Federal Deposit Insurance Corporation ("FDIC") in its Quarterly Banking Profile publication. For commercial real estate loans, Corus utilizes the historical FDIC loss and delinquency rates.

Additional factors are also considered including the level of problem and potential problem loans, trends in volume and terms of loans, changes in risk selection and underwriting standards, experience, ability and depth of lending management, and economic and industry conditions.

The assessment as to the adequacy of the allowance for loan losses is grounded by the assumption that historical experience is a good predictor of future performance. This assumption, while supported by guidance provided by the Financial Accounting Standards Board, the Office of the Comptroller of the Currency, and the Securities & Exchange Commission, may not ultimately be correct. In that event, estimates of inherent losses may differ from actual results.

OPERATING RESULTS

For the three months ended March 31, 2003, net income was $12.5 million, or $0.88 per share on a diluted basis, an increase of 19.1% from net income of $10.5 million, or $0.73 per share on a diluted basis, in 2002.

Earnings for the first quarter of 2003 represented annualized returns of 10.3% on equity (ROE) and 1.9% on assets (ROA) compared to 9.2% and 1.6% for the same period in 2002.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three months ending March 31, 2003, Corus' net interest margin increased by 68 basis points to 4.30% compared to the prior year. This dramatic increase was the result of a combination of two factors. First, loan fees increased, year-over-year, by $3.6 million to $7.1 million for the quarter ended March 31, 2003. Loan fee income is a normal part of our business. The fees typically relate to points paid at closing where the recognition of income is deferred and amortized ratably over the term of the loan. Income recognition associated with these fees is relatively predictable and tends to increase as the overall level of loans increase. Other types of fees, on the other hand, such as those associated with the prepayment of loans or a contingent fee arrangement are less predictable and can result in earnings spikes since recognition of the income is not recorded over the life of the related loan, but rather recorded when received. Importantly, these fees are as much a part of Corus' business as points; they are simply accounted for differently due to their unpredictable nature.

The other factor, which had a less significant overall impact on the current quarter's net interest margin, but is arguably a stronger indicator of future earnings, is the increased level of loans relative to Corus' other earning assets. As shown in the net interest margin table, average net loans for the first quarter of 2003 grew to $1.74 billion, or 68% of total earning assets, compared to $1.54 billion in 2002, or 60% of total earning assets. This increase is a direct result of strong loan originations.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN (Unaudited)
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED MARCH 31
                                                                 -------------------------------------------------------------------
                                                                               2003                              2002
                                                                 -------------------------------------------------------------------
                                                                                        AVERAGE                              AVERAGE
                                                                 AVERAGE     INTEREST    YIELD/    AVERAGE       INTEREST    YIELD/
(Dollars in thousands)                                           BALANCE     AND FEES     COST     BALANCE       AND FEES     COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
   Liquidity management assets (1) (2)                        $   651,907    $  3,576    2.19%    $  857,871      $ 5,165     2.41%
   Common stocks at the Bank Holding Company (3)                  146,642       1,722    4.70%       162,646        1,548     3.81%
   Loans, net of unearned income (2) (4)                        1,738,076      33,453    7.70%     1,538,849       30,539     7.94%
-------------------------------------------------------------------------------------             -----------------------
      Total earning assets                                      2,536,625      38,751    6.11%     2,559,366       37,252     5.82%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                    78,946                             83,389
   Allowance for loan losses                                      (36,709)                           (40,438)
   Premises and equipment, net                                     28,180                             29,227
   Other assets, including goodwill                                25,689                             24,126
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                                            $ 2,632,731                         $2,655,670
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
   Money market deposits                                      $   921,760    $ 4,014     1.74%    $  894,242      $ 4,087     1.83%
   NOW deposits                                                   130,656        114     0.35%       116,069          147     0.50%
   Savings deposits                                               163,250        401     0.98%       151,776          559     1.47%
   Brokered certificates of deposit                               244,498      3,714     6.08%       314,627        4,730     6.01%
   Retail certificates of deposit                                 392,041      2,890     2.95%       414,320        4,143     4.00%
                                                                 -------------------              -----------------------
      Total interest-bearing deposits                           1,852,205     11,133     2.40%     1,891,034       13,666     2.89%

   Borrowings                                                      45,762        342     2.99%        52,516          447     3.40%
------------------------------------------------------------------------------------              -----------------------
      Total interest-bearing liabilities                        1,897,967     11,475     2.42%     1,943,550       14,113     2.90%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                   220,724                            220,481
   Other liabilities                                               30,854                             38,700
   Shareholders' equity                                           483,186                            452,939
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity               $ 2,632,731                         $2,655,670
------------------------------------------------------------------------------------------------------------------------------------


Interest income and loan fees/average earning assets          $ 2,536,625    $38,751     6.11%    $2,559,366      $37,252     5.82%
Interest expense/average interest-bearing liabilities         $ 1,897,967     11,475     2.42%    $1,943,550       14,113     2.90%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                          $27,276     3.69%                    $23,139     2.92%
------------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                                                      4.30%                                3.62%
------------------------------------------------------------------------------------------------------------------------------------


(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank.

(2) Interest income on tax-advantaged loans and securities reflects a tax equivalent adjustment based on an income tax rate of 35%.

(3) Dividends on the bank stock portfolio reflects a tax equivalent adjustment for the 70% dividend received deduction.

(4) Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

Noninterest Income

For the three months ended March 31, 2003, noninterest income decreased by $1.6 million compared to the prior year. The decrease resulted from lower securities gains/(losses), as described below. Service charges on deposit accounts and other income had no significant fluctuations between the two periods.

Securities Gains/(Losses), net

For the three months ended March 31, 2003, Corus recorded net security losses of $101,000, compared to $1.6 million of net gains in the first quarter of 2002. The following details the net securities gains/(losses) by source:


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         --------------------
(Dollars in thousands)                                     2003         2002
                                                         --------------------
Sales of common stocks at Bank Holding Company           $ 7,315      $   951
Charge for "other than temporary" impairment              (8,962)           -
Sales of securities at subsidiary bank                       (70)        (152)
Mark-to-market adjustments on non-hedge derivatives        1,616          765
                                                         --------------------
Total securities gains/(losses), net                      $ (101)     $ 1,564
                                                         ====================


Sales of common stocks at Bank Holding Company

Sales of common stocks at the Bank Holding Company relate to the common stock portfolio of various financial industry companies held at the Holding Company. During the first quarter of 2003, Corus recognized a $7.3 million gain on security sales from the portfolio. Corus will periodically sell all or part of certain positions in order to take advantage of market opportunities as they arise.

Charge for "other than temporary" impairment

More than offsetting the $7.3 million gain on the sale of securities was a charge of $9.0 million related to "other than temporary" declines in value of certain common stocks held at the Holding Company. It is important to point out that this charge was not as a result of the bank selling the associated stocks, but rather an accounting entry with no cash flow or tax implications. This charge was recorded in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and as further defined by the Securities and Exchange Commission Staff Accounting Bulletin No. 59 ("SAB 59").

As background, accounting rules require that investments be categorized as trading, held-to-maturity ("HTM"), or available-for-sale ("AFS"). Trading securities are those securities that are bought and held principally for the purpose of selling them in the near term. HTM securities are those investments which the company has the "positive intent and ability to hold" to maturity. Finally, AFS securities are those investments not classified as either trading or HTM. The common stocks held at the Holding Company are classified and accounted for as AFS securities.

The significance of how an investment is classified is reflected in how unrealized gains/(losses) are treated in the accounting records and thus in the company's financial statements. For trading securities, unrealized gains/(losses) are recorded directly in the income statement each period. This reflects the assumed short-term nature of these investments and the idea that these securities are generally purchased with the objective of generating profits on short-term differences in price. On the other hand, for HTM securities unrealized gains/(losses) are generally not recorded at all under the assumption that any short-term fluctuations in value will ultimately reverse by maturity. The accounting for AFS securities is somewhat of a middle ground between trading and HTM. For AFS securities, changes in market value are recorded each period on the balance sheet, on an after-tax basis directly in equity as an item referred to as Other Comprehensive Income, but these changes in market value are not reflected in the income statement.

An exception to the above guidelines arises when unrealized losses are determined to be "other than temporary" ("OTT"). If an investment is determined to have experienced an OTT decline in value, the loss must then be recognized in the income statement regardless of how the investment is categorized. Indications of OTT declines in value include prolonged periods of consistent unrealized losses or deterioration in the financial condition or near-term prospects of the issuer. Corus' policy for marketable equity securities is to recognize impairment losses on individual securities when the security has been in a loss position at the close of each trading day during six (6) consecutive months as of any quarter end. Lastly,

Corus evaluates its investments for OTT declines in value on a lot-by-lot basis, meaning that if there are multiple purchases of a certain security, each purchase is evaluated individually.

Based on an analysis of the equities owned at March 31, 2003, Corus determined that certain lots of three different equity investments had OTT declines in value. This resulted in a $9.0 million charge ($5.85 million after tax) to earnings. At March 31, 2003, Corus had additional unrealized losses in the Holding Company portfolio of approximately $1.0 million, before taxes. Future OTT adjustments are dependent on future equity market values, which are inherently difficult to predict.

With all the preceding being said, it is important to note that while the accounting rules require that we report short-term stock price declines as "other than temporary" losses in the income statement, the reality is stock prices - for even the finest and best-managed companies - rise and fall, sometimes over very extended periods of time (such "extended" periods of times can easily be multiples of a six month timeframe). The fact that a company's shares fall in value for a period as short as six months is neither overly concerning to us nor any reasonable indicator of how the stock may fare in the future. This is profoundly true if the overall stock market has been declining. Conversely, if a stock has been falling in the face of a generally rising market, especially if this has been occurring over a protracted period of time, this poor relative performance may well indicate a genuine problem with the company and its prospects. Regardless, such a fundamental/economic approach is not the way the accounting rules work and we are thus left reporting security losses which bear no relationship to what we perceive to be the future potential of the companies and their shares. Lastly, while we are required to report security losses from these "other than temporary" declines in value, we are not (as alluded to above) allowed to report security gains when the securities recover in value (those book gains are essentially deferred until we sell the stock somewhere down the road). Unfortunately, this is just yet another accounting `disconnect' that companies, and their investors, must learn to live with.

Mark-to-market adjustments on non-hedge derivatives

Finally, for the three months ended March 31, 2003, the Bank recorded a gain of $1.6 million from what we refer to as mark-to-market adjustments on non-hedge derivatives. Due to their unusual nature, the basis for these gains requires additional explanation.

Like many banks, Corus utilizes derivatives to hedge its interest rate risk. This is accomplished primarily via interest rate swaps (to effectively convert fixed-rate loans to floating rate or vice versa) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans).

As of January 1, 2001, virtually all companies were required to adopt new derivative accounting rules (known as SFAS No. 133). These rules require that all derivative instruments be included on the balance sheet at market value. In addition, the rules provide that if a derivative is "paired-off" against specific assets and/or liabilities and also passes an additional succession of tests, then the income statement impact of any periodic changes in the value of the derivative effectively do not need to be reflected on the Company's income statement. Such derivatives are afforded what is termed "hedge accounting" treatment. The rules are enormously complex, but suffice it to say that even though the basis swaps we have entered into are designed to hedge our interest rate risk - that is, regardless of the accounting treatment the basis swaps are economic hedges - they do not qualify for hedge accounting treatment and thus changes in the market value of these instruments must be reflected on our income statement as security gains/(losses). Our interest rate swaps, on the other hand, generally do qualify for hedge accounting.

Since Corus' basis swaps do not qualify for hedge accounting treatment, periodic changes in their market value will appear as security gains/(losses) on the Company's income statement. Since this income does not stem from having actually sold the instruments, it is subject to reversal based on future changes in the market values. In fact, if Corus holds basis swaps to maturity, which we generally do, the value of the instruments will ultimately return to $0. What this means is that the cumulative gains or losses recognized at any point in time are temporary as they will ultimately reverse, such that the cumulative gains and losses over the life of a basis swap will sum to zero.

As of March 31, 2003, Corus has recorded cumulative gains of $6.7 million related to mark-to-market adjustments on non-hedge derivatives. While the portfolio of basis swaps vary both in notional amounts and maturities, they will all have matured by 2008. This means that, absent Corus entering into any additional basis swaps between now and 2008 (although it is likely the Company will put on new basis swaps before then), the previously recognized $6.7 million of security gains will have to "reverse" in the form of $6.7 million of security losses between now and 2008. While management can predict the eventual reversal of these gains, we cannot predict in what periods or in what periodic amounts those reversals will occur.

Noninterest Expense

For the first quarter of 2003, noninterest expense decreased by $590,000, compared to the prior year. This decrease is mainly due to the impact of the mark-to-market adjustments associated with the Commercial Loan Officer Commission Program ("the CLO Program"). The CLO Program is a deferred compensation plan and allows for compensation to be deferred in Corus' Common Stock. While the initial commission is expensed when earned, accounting rules require continuous adjustments based on changes in the market value of Corus' Common Stock. The first quarter adjustment was a decrease to salaries and benefits expense of $609,000 compared to an increase of $264,000 in the first quarter of 2002, a variance of $873,000. Therefore, absent the CLO Program mark-to-market adjustments, salary and benefits expense increased slightly for the quarter, driven by higher bonus accruals related to growth in commercial real estate loan originations.


FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


(Dollars in thousands)                            MARCH 31, 2003        December 31, 2002        March 31, 2002
                                                AMOUNT     PERCENT     Amount      Percent     Amount     Percent
                                              --------------------   ---------------------   ---------------------
Loans, net of unearned income                 $1,794,481     72%     $1,741,969      69%     $1,592,768       63%
Federal funds sold                               333,870     13         370,100      14         458,850       18
Securities other than common stocks              246,009     10         279,486      11         315,417       12
Common stocks at the Bank Holding Company        134,886      5         147,845       6         173,126        7
                                              -----------------      ------------------      -------------------
  Total                                       $2,509,246    100%     $2,539,400     100%     $2,540,161      100%
                                              =================      ==================      ===================

Loans

The following table details the composition of Corus' loan portfolio:

(Dollars in thousands)                         MARCH 31, 2003        December 31, 2002          March 31, 2002
                                            AMOUNT      PERCENT     Amount        Percent      Amount    Percent
                                           ---------------------   ----------------------     ------------------
Loans:
     Commercial real estate:
       Non-construction                    $  995,925      56%     $  989,146         57%     $  779,292      49%
       Construction                           597,375      33         531,612         30         539,462      34
       Mezzanine                               32,585       2          32,092          2          48,201       3
                                           ------------------      ---------------------      ------------------
     Total commercial real estate           1,625,885      91%      1,552,850         89%      1,366,955      86%
     Commercial                                75,619       4          87,631          5          88,941       5
     Residential real estate and other         92,977       5         101,488          6         136,872       9
                                           ------------------      ---------------------      ------------------
Total Loans                                $1,794,481     100%     $1,741,969        100%     $1,592,768     100%
                                           ==================      =====================      ==================


Commercial Real Estate Lending

Commercial real estate loans are comprised of non-construction, construction, and mezzanine loans. The non-construction loans are of relatively short duration, rarely more than five years in length, and usually shorter. Some would call these "bridge" loans or "mini-perms", but the meaning of these labels is not standardized in the lending industry. These loans are fully funded, or nearly so, when the loan closes. Construction loans typically have maturities of 24 to 36 months and are funded throughout the term as construction progresses. Mezzanine loans are essentially second mortgage loans on commercial real estate projects, almost always subordinate to a Corus construction or non-construction loan (as opposed to a third party's). Interest rates charged for mezzanine loans are considerably higher than those charged for typical commercial real estate loans, but they also carry additional risk.

The table above shows commercial real estate loan growth of $73 million or 4.7% for the first quarter of 2003. However this table only includes actual balances outstanding. When commitments are factored in, the growth is even more significant. Commitments include unfunded loan amounts, commitment letters and letters of credit.

The table below shows a reconciliation of commercial real estate loans outstanding to the total including commitments.


COMMERCIAL REAL ESTATE LOANS OUTSTANDING INCLUDING COMMITMENTS
--------------------------------------------------------------------------------


                                 MARCH 31, 2003         December 31, 2002          March 31, 2002
(Dollars in thousands)        AMOUNT       PERCENT      Amount     Percent      Amount      Percent
                             ----------------------   ---------------------    ----------------------
Funded loans, net            $ 1,625,885       56%     1,552,850     56%         1,366,955      64%
Commitments:
  Loans                        1,104,848       38      1,050,808     38            484,124      23
  Commitment Letters             166,610        5        152,164      5            256,537      12
  Letters of Credit               20,682        1         20,682      1             20,710       1
                            ----------------------    ------------------        ------------------
Total                        $ 2,918,025      100%     2,776,504    100%         2,128,326     100%
                            =====================    ==================         ==================


Including commitments, growth for the first quarter of 2003 is $141.5 million, or 5.1%. Corus' commitments are primarily comprised of unfunded commitments under commercial real estate construction loans and commitment letters the Bank has issued on loans that have not yet closed. As highlighted in the table on the following page, the majority of the commitments relate to condominiums, rental apartments, and office building loans.

While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

The following tables break out commercial real estate loans by 1) property type,
2) location, 3) size and 4) a cross-section of location and property type.


COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
--------------------------------------------------------------------------------

(Dollars in millions)                               AS OF MARCH 31, 2003
                                   ---------------------------------------------------
                                              LOANS OUTSTANDING    TOTAL COMMITMENT(1)
                                    # OF      -----------------   --------------------
                                   LOANS      AMOUNT      %         AMOUNT      %
                                   -----      -----------------    -----------------
Condo/loft conversion                 28      $   269     17%      $   844      29%
Office                                28          468      29          745      26
Hotel                                 43          556      34          655      22
Rental apartments                     17          148       9          407      14
Warehouse / Light industrial          10           27       2          101       4
Nursing homes                          9           70       4           70       2
Vacant land                            4           32       2           33       1
Retail                                 3            5       -            5       -
Other                                  4           21       1           26       1
Loans less than $1 million           234           52       3           54       2
Deferred fees/other discounts       N/A           (22)     (1)         (22)     (1)
                                   -----      ----------------     ----------------
  Total                              380      $ 1,626     100%     $ 2,918     100%
                                   =====      ================     ================


(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.



COMMERCIAL REAL ESTATE LOANS - BY MAJOR METROPOLITAN AREA
--------------------------------------------------------------------------------


(Dollars in millions)                                               AS OF MARCH 31, 2003
                                                --------------------------------------------------------
                                                              LOANS OUTSTANDING       TOTAL COMMITMENT(1)
                                                  # OF       -------------------     -------------------
                                                 LOANS        AMOUNT        %         AMOUNT         %
                                                ---------    -------------------     -------------------
California:
  Los Angeles                                       19         $ 236       14%        $  486       17%
  San Francisco                                      4            41         3           130         4
  San Diego                                          6            80         5            99         3
  Sacramento                                         2            28         2            76         3
                                                ------       -------       ---        ------       ---
California Total                                    31           385        24           791        27

Washington, D.C.(2)                                 17           275        17           545        19

Chicago                                             42           236        15           383        13
Chicago-Loans less than $1 million                 230            49         3            52         2

Miami                                                6           115         7           276        10

New York City                                       10           137         8           242         8

Texas:
  Houston                                           13           175        11           210         7
  Dallas                                             1            15         1            16         1
  San Antonio                                        1             6         -             6         -
                                                ------        ------       ---        ------       ---
Texas Total                                         15           196        12           232         8

Other (3)                                           29           255        15           419        14
Deferred fees/other discounts                     N/A            (22)       (1)          (22)       (1)
                                                ------        ----------------        ----------------
  Total                                            380        $1,626       100%       $2,918       100%
                                                ======        ================        ================


(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)  Includes northern Virginia and Maryland loans.

(3)  No other metropolitan area exceeds three percent of the total.

COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT
--------------------------------------------------------------------------------


(Dollars in millions)                                AS OF MARCH 31, 2003
                                    ------------------------------------------------------
                                                LOANS OUTSTANDING      TOTAL COMMITMENT(1)
                                      # OF      -----------------     --------------------
                                     LOANS       AMOUNT      %         AMOUNT        %
                                    ------      -----------------     --------------------
$60 million and above                   12      $   218      13%       $   795       27%
$40 million to $60 million              12          344       21           586       20
$20 million to $40 million              27          446       28           756       26
$1 million to $20 million               95          588       36           749       26
Less than $1 million                   234           52        3            54        2
Deferred fees/other discounts         N/A           (22)      (1)          (22)      (1)
                                     -----      -----------------      -----------------
  Total                                380      $ 1,626      100%      $ 2,918      100%
                                     =====      =================      =================

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.


COMMERCIAL REAL ESTATE LOAN COMMITMENTS -
BY MAJOR METROPOLITAN AREA AND PROPERTY TYPE(1)
--------------------------------------------------------------------------------

(Dollars in millions)                                             AS OF MARCH 31, 2003
                                   ----------------------------------------------------------------------------------
                                   Condo / Loft                                    Rental         All
                                    Conversion      Office          Hotel        Apartments    Others(2)      Total
                                   ------------     ------          -----        ----------    ---------    ---------
California:
  Los Angeles                       $   69          $   88          $  162          $   74        $   93       $  486
  San Francisco                         87              25              18            --            --            130
  San Diego                           --                49              32              17             1           99
  Sacramento                          --                43            --                33          --             76
                                    ------          ------          ------          ------        ------       ------
California Total                       156             205             212             124            94          791
Washington, D.C.(3)                    101             307              86              51          --            545
Chicago-greater than $1 million        113              30             102              30           108          383
Miami                                  166            --                60              50          --            276
New York City                          127              14              38              41            22          242
Texas:
  Houston                               76              79              14              41          --            210
  Dallas                                16            --              --              --            --             16
  San Antonio                         --                 6            --              --            --              6
                                    ------          ------          ------          ------        ------       ------
Texas Total                             92              85              14              41          --            232
Other(4)                                89             104             143              70            11          417

Loans less than $1 million                                                                                         54
Deferred fees/other discounts                                                                                     (22)
                                    ------          ------          ------          ------        ------       ------
  Total                             $  844          $  745          $  655          $  407        $  235       $2,918
                                    ======          ======          ======          ======        ======       ======


(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2) Includes warehouse/light industrial, nursing homes, vacant land, retail, and other.

(3)  Includes northern Virginia and Maryland loans.

(4)  No other metropolitan area exceeds three percent of the total.

The following table shows the locations of new loans originated during the first quarters of 2003 and 2002:


COMMERCIAL REAL ESTATE LOAN ORIGINATIONS - BY LOCATION
--------------------------------------------------------------------------------


(Dollars in millions)                                      THREE MONTHS ENDED MARCH 31
                                                2003                                         2002
                               ----------------------------------------     ----------------------------------------
                                 # OF                                         # OF
                                 LOANS           AMOUNT         %            LOANS            AMOUNT          %
                               ----------    --------------------------     ---------     --------------------------
Washington, D.C.(1)                3               $118         33%            --              $--            -- %
California                         4                 99         28                2              95             45
Florida(2)                         1                 86         24             --               --            --
New York                           1                 10          3                1             --            --
Texas                              1                  6          2                2              41             20
Illinois                           3                  2          1               12              66             32
Other                              2                 31          9                3               6              3
                                ----               ----       ----             ----            ----           ----
  Total                           15               $352        100%              20            $208            100%
                                ====               ====       ====             ====            ====           ====

(1)  Includes northern Virginia and Maryland loans.

(2) $70 million maximum outstanding - $7.1 million at the Holding Company and $62.9 million at the Bank.


Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details various loan participations in which Corus has purchased an interest:


                                                                                          AS OF MARCH 31, 2003
                                                                  ----------------------------------------------------------------
                                                                      CURRENT COMMITMENT                 BALANCE OUTSTANDING
                                                         %        ----------------------------   ---------------------------------
LOAN #             PROPERTY TYPE          LOCATION     PURCH        TOTAL            CORUS            TOTAL               CORUS
----------   --------------------------   --------     -----      ----------     -------------   ---------------      ------------
(Dollars in thousands)
    1        Office                          CA         12%        $ 211,358       $    25,363         $ 193,200      $    23,184
    2        Hotel                           CA         15%           95,527            14,329            95,527           14,329
    3        Hotel                           IL         50%           33,746            16,873            33,746           16,873
                                                                                   -----------                        -----------
Total purchased interest                                                           $    56,565                        $    54,386
Corus' total CRE portfolio                                                           2,918,025                          1,625,885
Purchased interests as a percentage of Corus' total                                        1.9%                               3.3%

=================================================================================================================================


The commercial real estate markets have been good for many years and Corus has had particularly impressive results. We have actually had, in total, net recoveries on this portfolio over the past 10 years. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist indefinitely.

Other Lending

Commercial loans are primarily loans to Corus' customers in the check cashing industry. Balances fluctuate based on seasonal cash requirements and are generally secured by the equity of the check cashing operation.

With regard to the remaining portfolio, residential first mortgage and home equity loan balances continue to decline as the Bank implements plans to allow these portfolios to run off. Minimal new originations are expected.

Common Stocks

At March 31, 2003, Corus had investments in the common stocks of 30 financial industry companies totaling $134.9 million, including net unrealized gains of $42.0 million. These investments are included in the available-for-sale classification. The following is a list of Corus' top 25 holdings, by market value, as of March 31, 2003:


                                                         MARKET       PERCENTAGE OF
CORPORATION                          SHARES HELD         VALUE          PORTFOLIO
-----------------------------------------------------------------------------------
(Dollars in thousands)
Comerica Inc.                          339,300          $ 12,853           9.5%
FleetBoston Financial Corp.            423,960            10,124           7.5
Charter One Financial Inc.             338,538             9,364           6.9
Amsouth Bancorporation                 466,015             9,264           6.9
Citigroup Inc.                         225,000             7,751           5.8
Wachovia Corp.                         223,840             7,626           5.7
JP Morgan Chase & Co.                  319,100             7,566           5.6
MAF Bancorp Inc.                       208,125             7,003           5.2
Bank of America Corp.                   99,873             6,676           5.0
US Bancorp                             268,871             5,103           3.8
South Trust Corp.                      195,900             5,001           3.7
Bank One Corp.                         137,700             4,767           3.5
Merrill Lynch & Co. Inc.               132,000             4,673           3.5
Union Planters Corp.                   143,555             3,774           2.8
Compass Bancshares Inc.                108,750             3,401           2.5
Morgan Stanley Dean Witter & Co.        82,000             3,145           2.3
Amcore Financial Inc.                  142,500             3,102           2.3
Hibernia Corp.                         154,200             2,615           1.9
Associated Banc Corp.                   80,786             2,612           1.9
Suntrust Banks Inc.                     48,000             2,527           1.9
Fidelity Bancorp Inc.                   82,500             2,444           1.8
Mellon Financial Corp.                 100,000             2,126           1.6
National City Corp.                     74,520             2,075           1.5
Bank of New York Co. Inc.              100,000             2,050           1.5
Mercantile Bankshares Corp.             58,500             1,986           1.5
                                                       -----------------------
  Total for 25 highest market values                   $ 129,628          96.1%

All others (5 stocks)                                      5,258           3.9
                                                       -----------------------
  Total                                                $ 134,886         100.0%
                                                       =======================


During the first quarter of 2003, Corus received dividends on the stock portfolio of $1.3 million, compared to $1.1 million during the first quarter of 2002. See noninterest income section for discussion of treatment of realized and unrealized gains and losses.

Nonperforming Assets

Nonperforming loans are nonaccrual loans, troubled debt restructurings, and 90 days or more past due loans still accruing interest. The breakdown by loan category is shown below:


                                          MARCH 31     December 31     March 31
(Dollars in thousands)                      2003         2002            2002
                                          -------      -----------     --------
Nonaccrual loans:
  CRE Non-construction                    $  --        $  --              --
  CRE Construction                           --           --              --
  CRE Mezzanine                             1,780        4,504            --
  Commercial                                    7         --              --
  Residential real estate and other           193          304             752
                                          -------      -------         -------
Total nonaccrual                            1,980        4,808             752

Troubled debt restructurings:
  CRE Non-construction                       --           --              --
  CRE Construction                         12,108         --              --
  CRE Mezzanine                              --           --              --
  Commercial                                 --           --              --
  Residential real estate and other            62           62              63
                                          -------      -------         -------
Total troubled debt restructurings         12,170           62              63

Loans 90 days or more past due:
  CRE Non-construction                       --           --               794
  CRE Construction                           --           --              --
  CRE Mezzanine                              --           --              --
  Commercial                                 --           --              --
  Residential real estate and other         1,694        1,648           2,497
                                          -------      -------         -------
Total 90 days or more past due              1,694        1,648           3,291


Total of items listed above                15,844        6,518           4,106
  Other real estate owned                     228          800           1,348
                                          -------      -------         -------
Total nonperforming assets                $16,072      $ 7,318         $ 5,454
                                          =======      =======         =======

Nonperforming loans/Total loans             0.88%         0.37%           0.26%
Nonperforming assets/Total assets           0.62%         0.28%           0.21%



Total nonperforming assets increased compared to December 2002 by $8.8 million to $16.1 million due to the increase in commercial real estate Troubled Debt Restructurings ("TDR's"). A TDR is a loan that was restructured in such a way as to provide the borrower with some form of concession relative to market absent a concession from the borrower that is deemed to be approximately proportionate to the lender's concession. Typically, the lender's concession is in the form of a lower interest rate, an extended term or forgiven principal or interest. A borrower's concession often comes in the form of additional loan paydowns and/or additional collateral.

A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan. However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve (as the borrower's loan rate and, thus, loan payments are reduced), albeit at somewhat less favorable terms to the lender. However, the point to remember is that once a loan becomes a TDR, it generally becomes a safer loan.

With that said, Corus is required to report the balance of any TDR's under the nonperforming asset category which would seem to imply, in some way, that these loans are not performing. However the two loans - one is an office loan and the other a residential development loan - that constitute the $12.1 million TDR balance are not only both current in terms of required payments, but also are considered to be well collateralized. Management will continue to monitor these loans closely.

Potential Problem Loans

In addition to those loans disclosed under the preceding Nonperforming Assets section, Corus identified, through its problem loan identification system, certain other loans in the portfolio where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans as nonaccrual, past due, or troubled debt restructurings. As of March 31, 2003, the principal amount of these loans was $32.8 million, driven primarily by two hotel loans totaling $24.9 million. The overall level of potential problem loans compares favorably to the amount reported as of December 31, 2002. The decrease reflects the improved outlook management has with regard to certain loans as well as the impact of both payoffs and paydowns of loans previously listed as potential problems. In addition, loans totaling approximately $12 million which were previously listed as potential problem loans are now classified as TDR's and as such are included in the nonperforming asset section above.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior and current loss experience, delinquency levels, overall growth in the portfolio, current economic conditions, and other factors. Management believes that the level of the allowance for loan losses was adequate at March 31, 2003. A reconciliation of the activity in the allowance for loan losses is as follows:


                                             THREE MONTHS ENDED
(Dollars in thousands)                            MARCH 31
                                       -----------------------------
                                            2003            2002
                                       -----------------------------
Balance at beginning of period         $    36,629       $    40,457
Provision for loan losses                     --                --
Less charge-offs:
  Overdraft-Check Cashing                    1,105              --
  Commercial-Check Cashing                     436              --
  Residential real estate and other            396               635
  Commercial real estate                      --                --
                                       -----------------------------
Total charge-offs                            1,937               635
                                       -----------------------------
Add recoveries:
  Residential real estate and other            485               421
  Overdraft-Check Cashing                      338              --
  Commercial                                     2                 1
  Commercial real estate                      --                --
                                       -----------------------------
Total recoveries                               825               422
                                       -----------------------------
Net charge-offs                             (1,112)             (213)
                                       -----------------------------
Balance at March 31                    $    35,517       $    40,244
                                       =============================
Loans at March 31                      $ 1,794,481       $ 1,592,768
                                       =============================
Allowance as a percentage of loans            1.98%             2.53%
                                       =============================


During 2002 Corus experienced its first losses in nearly twenty years related to our business of servicing the check cashing industry with charge-offs of $3.2 million. Furthermore, in our 2002 Annual Report we estimated potential additional charge-offs of $1.5 million. During the first quarter of 2003, Corus charged off the previously estimated $1.5 million, but recovered approximately $340,000 of previously charged off amounts, resulting in a net charge-off of $1.2 million. We are continuing to work with these customers and are hopeful that additional recoveries can be made. Excluding the aforementioned amounts, the Company had net recoveries of $89,000.

Liabilities

The following table details the composition of deposit products by type:


                                        MARCH 31              December 31               March 31
(Dollars in thousands)                   2003                     2002                    2002
                                     -------------------    -----------------     -----------------
Money Market                         $  901,357     44%     $  895,038    43%     $  885,766    42%
Retail certificates of deposit          384,630     19         396,821    19         411,352    20
Brokered certificates of deposit        228,555     11         258,409    13         312,492    15
Demand                                  218,989     11         216,551    11         217,886    10
Savings                                 165,290      8         161,766     8         154,450     7
NOW                                     142,854      7         131,188     6         116,684     6
                                     -----------------      ----------------      ----------------
  Total                              $2,041,675    100%     $2,059,773   100%     $2,098,630   100%
                                     =================      ================      ================


Funding/Liquidity

Corus' policy is to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors at all times. This objective is achieved primarily through the maintenance of liquid assets. Liquid assets are defined as federal funds sold and marketable securities that can be sold quickly without a material loss of principal.

The liquidity to fund loan commitments will first come from a combination of available liquidity and normal paydowns /payoffs of the existing loan portfolio and then, to the extent necessary, from additional issuance of brokered certificates of deposit ("BRCD"). A portion of Corus' current loan funding comes from BRCD and to the extent that total loans outstanding grow in the future, management expects to fund much, if not all, of that growth with BRCD. In order to avoid the liquidity risk of an overly significant portion maturing during any given year, Corus works to have the BRCD maturities staggered, ranging from 1 to 5 years. To further mitigate liquidity risk, Corus' liquidity policy requires that the Bank hold more liquid assets as the level of BRCD increases. As of March 31, 2003, BRCD totaled $229 million. The Bank has established a BRCD limit such that BRCD will not exceed 33% of total deposits (i.e., retail deposits and BRCD). Based on current deposit levels, this implies a maximum amount of BRCD of $850 million.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of March 31, 2003 are presented below:


                                                                           Tier 1 Risk-Based       Total Risk-Based
                                                Tier 1 Leverage (1)           Capital (2)            Capital (3)
                                              -------------------------------------------------------------------------
(Dollars in thousands)                           Amount       Ratio        Amount       Ratio      Amount       Ratio
                                              -------------------------------------------------------------------------
Minimum ratios for well-capitalized                          5.00%                     6.00%                   10.00%
Corus Bankshares, Inc.                         $449,913     17.45%       $449,913     16.59%      $502,731     18.53%
Subsidiary Bank                                $390,730     15.74%       $390,730     15.06%      $423,194     16.31%


(1) Tier 1 capital, which is shareholders' equity less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes, and unrealized gains on available-for-sale securities.

(2)  Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3) Tier 1 capital plus qualifying loan loss allowance and SFAS No. 115 gain; computed as a ratio to risk-adjusted assets.


Commercial Real Estate "Risk" & Capital Disclosure

The following disclosure is not computed in accordance with Generally Accepted Accounting Principles ("GAAP") and is considered a non-GAAP disclosure. Management believes that this presentation, while not in accordance with GAAP, provides useful insight into how management analyzes and quantifies risk and determines the appropriate level of capital.

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate ("CRE") loans we originate into a rigorous system to analyze and quantify risk. At its core, this system takes the form of management and loan officers estimating a loan's Probability of Default ("POD") and its Loss Given Default ("LGD") if a serious recession should occur. This point bears repeating - the POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession. As a proxy, we use, among other things, the extreme declines in CRE property values witnessed during the late 1980's and early 1990's. Typically, we assume that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and we typically assume that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above. Lastly, it is important to realize that we could well have nonperforming loans and/or charge offs in economic conditions outside of a "serious" recession.

Following is a table that summarizes the total size of our CRE loan portfolio, the weighted average POD and LGD percentages and the resulting implied CRE loans that could default and losses that could occur.

(Dollars in millions)                                  03/31/03      12/31/02     03/31/02
                                                       -----------------------------------
CRE LOANS & Unfunded Commitments
CRE loans outstanding                                  $ 1,626       $ 1,553       $ 1,367
Unfunded Commitments                                     1,292         1,224           761
                                                       -----------------------------------
  CRE Loans + Unfunded Commitments                     $ 2,918       $ 2,777       $ 2,128
                                                       ===================================

POTENTIAL DEFAULTS & LOSSES
CRE Loans + Unfunded Commitments                       $ 2,918       $ 2,777       $ 2,128
Weighted average Probability of Default (POD) (1)         14.1%         14.9%         16.9%
                                                       -----------------------------------
  Potential CRE Loans that could default                   411           414           359
Weighted average Loss Given Default (LGD) (1)             16.9%         17.4%         21.8%
                                                       -----------------------------------
  Potential losses that could occur                    $    69       $    72       $    78
                                                       ===================================

NONPERFORMING & NONACCRUAL LOANS
Potential CRE loans that could default                 $   411       $   414       $   359
Potential losses that could occur                          (69)          (72)          (78)
                                                       -----------------------------------
  Potential remaining CRE NPL balances                     342           342           281
Percentage that could be nonaccrual                        100%          100%          100%
                                                       -----------------------------------
  Potential nonaccrual CRE NPL balances                $   342       $   342       $   281
                                                       ===================================

POTENTIAL "LOST" INTEREST INCOME
Potential losses that could occur                      $    69       $    72       $    78
Potential remaining CRE NPL balances                       342           342           281
                                                       -----------------------------------
  Total CRE loans no longer accruing interest              411           414           359
Assumed average CRE loan interest rate (2)                 5.8%          6.3%          6.7%
                                                       -----------------------------------
  Potential total "lost" interest income (per annum)   $    24       $    26       $    24
                                                       ===================================


(1) The POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession.

(2) The assumed average CRE loan interest rate was the rate at the time of the analysis period and does not attempt to project future interest rates.

Management believes that the declines in the POD and LGD factors from March 31, 2002 to March 31, 2003 reflect, in aggregate, a safer portfolio. While there are a multitude of factors that go into management's determination of what makes a loan "safer," one of the most important variables is the size of the loan as compared to the cost of the project

The above figures are a critical piece of the output from the Bank's internal "risk" identification system, however, the system would be incomplete if these risks did not assist in calculating an appropriate level of risk-adjusted capital for the Bank to maintain, but they do. Broadly speaking, the capital the Bank allocates to CRE loans can be split into three interrelated, but distinct, categories.

The first, and largest component, is that for the Bank to receive the highest regulatory capital rating, known as well-capitalized, $226 million of capital must be kept against our $1.6 billion of CRE loans on the balance sheet and the $1.3 billion of CRE related commitments (comprised of unfunded construction loans and outstanding commitment letters) as of March 31, 2003. The well-capitalized designation is very important in numerous respects; among other things, being below well-capitalized could potentially increase the Bank's FDIC premiums and adversely affect its ability to issue brokered certificates of deposit or pay dividends to the holding company.

The second component is driven off of the POD and LGD factors. As shown above, total potential charge-offs under a serious recession, based on March 31, 2003 balances, are calculated at $69 million. Assuming certain IRS guidelines are followed, charge-offs are fully tax-deductible. Therefore, the potential $69 million of charge-offs would translate into an after-tax decrease in equity of $45 million.

The third, and last, component is a "cushion" over and above the regulatory well-capitalized minimums - this cushion was approximately $44 million as of March 31, 2003.

These three components of capital allocated to CRE loans totaled $315 million as of March 31, 2003. Lastly, the Bank has various non-CRE loans, commitments, and other items that require additional capital of $34 million, thus yielding a grand total capital goal of $349 million. The Bank had actual regulatory capital (Bank equity less goodwill plus a portion of the allowance for loan losses) of $423 million at March 31, 2003, or $74 million in excess of our capital goal.



TOTAL CAPITAL CALCULATION - BANK ONLY                   03/31/03  12/31/02   03/31/02
-------------------------------------------------------------------------------------
(Dollars in millions)
Total Bank Capital                                        $ 398      $ 391      $ 363
+ Allowance for loan losses (less disallowed portion)        32         32         27
- Goodwill and Other                                         (7)        (9)        (5)
                                                          ---------------------------
  Total Bank Regulatory Capital                           $ 423      $ 414      $ 385
                                                          ===========================

Regulatory capital required to achieve
  well-capitalized designation                            $ 226      $ 215      $ 174
POD/LGD component for CRE Loans                              45         47         52
Cushion for CRE Loans                                        44         42         34
                                                          ---------------------------
  Total Capital on CRE Loans                              $ 315      $ 304      $ 260
Non-CRE related capital                                      34         37         43
                                                          ---------------------------
  Total Capital Goal                                      $ 349      $ 341      $ 303
                                                          ===========================

Actual regulatory capital in excess of goal               $  74      $  73      $  82
                                                          ===========================

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "targets," "forecasts" "seeks," or "attempts" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

          - the general state of the economy and, together with all aspects of Corus' business that are affected by changes in the economy, the impact that changing rates have on Corus' net interest margin;
          - Corus' ability to increase the commercial real estate loan portfolio and in particular, loans to the hotel industry;
          - Corus' ability to access cost-effective funding to fund marginal loan growth;
          - changes in management's estimate of the adequacy of the allowance for loan losses;
          -  changes in the overall mix of Corus' loan and deposit products;
          - the impact of repricing and competitors' pricing initiatives on loan and deposit products; and
          - the extent of defaults, the extent of losses given default, and the amount of lost interest income that may result in the event of a severe recession.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Management

Corus' operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus' asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating funding requirements. Corus utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model uses income simulation to quantify the effects of various interest rate scenarios on the projected net interest income over a five-year period. Factored into the modeling is the use of derivative financial instruments, which may include basis swaps, interest rate swaps, floors and options. The indices of these derivatives correlate to on-balance sheet instruments and modify net interest sensitivity to levels deemed to be appropriate based on the current economic outlook.


Interest rate sensitivity was as follows:
Rate Shock Amount (1)                           -100 bp      -50 bp     0 bp      +50 bp     +100 bp    +200 bp
                                                -------      ------     ----      ------     -------    -------
Percent change in the next 12 month's
   net interest income vs. constant rates
March 31, 2003                                   (7.7)%      (3.4)%      -         2.5%       5.3%       10.5%
December 31, 2002                                (9.4)%      (4.2)%      -         2.8%       5.8%       11.8%



(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.


Corus' projected one-year sensitivity to interest rates has not changed significantly since December 31, 2002. Note that given the extraordinarily low absolute level of market interest rates, caution should be used in attempting to extrapolate these results beyond the range shown above.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $134.9 million as of March 31, 2003, including net unrealized gains of $42.0 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be "other than temporary." This price risk would also affect any gains or losses that may be realized on the sale of certain equity securities in the future.


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

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    ---------

3(i)    Amended and Restated Articles of Incorporation

3(ii) By-Laws are incorporated herein by reference to Exhibit 4.2 to the Form S-8 filing dated May 22, 1998

15      Letter re unaudited interim financial information

99.1    Independent Accountants' Review Report

99.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.
    -------------------

        None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CORUS BANKSHARES, INC.
                                                        (Registrant)



May 8, 2003                                      By:  /s/ Michael E. Dulberg
                                                   -----------------------------
                                                   Michael E. Dulberg
                                                   First Vice President and
                                                   Chief Accounting Officer

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





Date:  May 8, 2003                               /s/ Robert J. Glickman
                                                 -------------------------------
                                                 Robert J. Glickman
                                                 Chief Executive Officer

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





Date:  May 8, 2003                               /s/ Tim H. Taylor
                                                 -------------------------------
                                                 Tim H. Taylor
                                                 Chief Financial Officer