Form 10-Q
period 2003-06-30
CORUS BANKSHARES INC
filed 2003-08-08
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

As of July 31, 2003, the Registrant had 14,039,044 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2003



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION



ITEM 1. Financial Statements .............................................................      1

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................................     11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ......................     31

ITEM 4.  Controls and Procedures .........................................................     31



                          PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings ................................................................     32

ITEM 2. Changes in Securities and Use of Proceeds ........................................     32

ITEM 3. Defaults Upon Senior Securities ..................................................     32

ITEM 4. Submission of Matters to a Vote of Security Holders ..............................     32

ITEM 5. Other Information ................................................................     32

ITEM 6. Exhibits and Reports on Form 8-K .................................................     33

     Signatures ..........................................................................     34

     Exhibit 3(ii) - Amended and Restated By-Laws ........................................     35

     Exhibit 15 - Letter re unaudited financial information ..............................     45

     Exhibit 31.1 - Certifications Pursuant to Section 302(a) of the
                    Sarbanes-Oxley Act of 2002 ...........................................     46

     Exhibit 31.2 - Certifications Pursuant to Section 302(a) of the
                    Sarbanes-Oxley Act of 2002 ...........................................     47

     Exhibit 32 - Certifications Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 ...........................................     48

     Exhibit 99 - Independent Accountants' Review Report .................................     49

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   (UNAUDITED)                            (Unaudited)
                                                                     JUNE 30           December 31          June 30
(Dollars in thousands)                                                2003                2002                2002
                                                                 ---------------     ---------------     ---------------
Assets
      Cash and due from banks - non-interest bearing             $        57,079     $        61,560     $       111,606
      Federal funds sold                                                 489,925             370,100             288,000
      Securities:
          Available-for-sale, at fair value
            Common stocks at the Bank Holding Company                    160,031             147,845             168,736
              (amortized cost $92,902, $101,478 and $101,478)
            Other securities                                             121,980             272,799             413,302
              (amortized cost $118,599, $267,658 and $407,311)
          Held-to-maturity, at amortized cost                              6,629               6,687               6,784
            (fair value $6,701, $6,767 and $6,868)
                                                                 ---------------     ---------------     ---------------
          Total Securities                                               288,640             427,331             588,822
      Loans, net of unearned income                                    2,032,640           1,741,969           1,642,457
          Less: Allowance for loan losses                                 35,811              36,629              40,094
                                                                 ---------------     ---------------     ---------------
          Net Loans                                                    1,996,829           1,705,340           1,602,363
      Premises and equipment, net                                         27,295              28,320              28,912
      Accrued interest receivable and other assets                        22,885              19,876              23,424
      Goodwill, net of accumulated amortization of $30,009                 4,523               4,523               4,523
                                                                 ---------------     ---------------     ---------------
Total Assets                                                     $     2,887,176     $     2,617,050     $     2,647,650
                                                                 ===============     ===============     ===============

Liabilities and Shareholders' Equity
      Deposits:
          Noninterest-bearing                                    $       220,148     $       216,551     $       227,657
          Interest-bearing                                             2,032,340           1,843,222           1,853,259
                                                                 ---------------     ---------------     ---------------
          Total Deposits                                               2,252,488           2,059,773           2,080,916
      Long-term debt - trust preferred securities                         47,500                  --                  --
      Other borrowings                                                    42,190              48,110              52,752
      Accrued interest payable and other liabilities                      37,532              27,126              38,019
                                                                 ---------------     ---------------     ---------------
Total Liabilities                                                      2,379,710           2,135,009           2,171,687
Shareholders' Equity
      Common stock (par value $0.05 per share,
          50,000,000 shares authorized; 14,034,144,
          14,119,244 and 14,159,644 shares outstanding,
          respectively)                                                      702                 706                 708
      Surplus                                                             18,234              17,374              16,015
      Retained earnings                                                  442,699             430,482             411,629
      Accumulated other comprehensive income                              45,831              33,479              47,611
                                                                 ---------------     ---------------     ---------------
Total Shareholders' Equity                                               507,466             482,041             475,963
                                                                 ---------------     ---------------     ---------------
Total Liabilities and Shareholders' Equity                       $     2,887,176     $     2,617,050     $     2,647,650
                                                                 ===============     ===============     ===============


See accompanying notes.

                             CORUS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended         Six Months Ended
                                                              June 30                    June 30
                                                        ---------------------     ---------------------
(In thousands, except per share data)                     2003         2002         2003         2002
                                                        --------     --------     --------     --------
Interest, Loan Fees, and Dividend Income
      Interest and fees on loans:
          Taxable                                       $ 34,440     $ 34,245     $ 67,827     $ 64,690
          Tax-advantaged                                      42           57           85          118
      Federal funds sold                                     929        1,614        1,895        4,123
      Securities:
          Taxable                                          1,936        3,852        4,321        6,205
          Tax-advantaged                                      16           16           32           34
          Dividends                                        1,306        1,221        2,557        2,346
          Trading account                                    261           56          460          331
                                                        --------     --------     --------     --------
Total Interest, Loan Fees, and Dividend Income            38,930       41,061       77,177       77,847

Interest Expense
      Deposits                                            10,459       13,520       21,592       27,186
      Federal funds purchased                                 --           --           --            3
      Long-term debt - trust preferred                        32           --           32           --
      Other borrowings                                       285          481          627          925
                                                        --------     --------     --------     --------
Total Interest Expense                                    10,776       14,001       22,251       28,114

Net Interest Income                                       28,154       27,060       54,926       49,733

Provision for Loan Losses                                     --           --           --           --
                                                        --------     --------     --------     --------

Net Interest Income After Provision for Loan Losses       28,154       27,060       54,926       49,733

Noninterest Income
      Service charges on deposit accounts                  2,927        2,967        5,922        5,971
      Securities gains/(losses), net                         766        1,766          665        3,330
      Other income                                           665          671        1,392        1,324
                                                        --------     --------     --------     --------
Total Noninterest Income                                   4,358        5,404        7,979       10,625

Noninterest Expense
      Salaries and employee benefits                       9,153        7,434       16,366       15,275
      Net occupancy                                        1,056        1,006        2,019        1,936
      Data processing                                        681          602        1,320        1,192
      Depreciation - furniture & equipment                   394          423          771          835
      Other expenses                                       2,230        2,252        4,703        4,734
                                                        --------     --------     --------     --------
Total Noninterest Expense                                 13,514       11,717       25,179       23,972
                                                        --------     --------     --------     --------

Income Before Income Taxes                                18,998       20,747       37,726       36,386
Income Tax Expense                                         6,311        6,925       12,572       12,095
                                                        --------     --------     --------     --------
Net Income                                              $ 12,687     $ 13,822     $ 25,154     $ 24,291
                                                        ========     ========     ========     ========
Net income per share:
      Basic                                             $   0.90     $   0.98     $   1.79     $   1.72
      Diluted                                               0.89         0.96         1.75         1.70

Cash dividends declared per common share                $  0.500     $  0.160     $  0.660     $  0.315

Average common shares outstanding:
      Basic                                               14,030       14,160       14,069       14,160
      Diluted                                             14,331       14,326       14,359       14,315


See accompanying notes.

                             CORUS BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                      Other
                                                       Common                        Retained      Comprehensive
(Dollars in thousands, except per share data)          Stock          Surplus        Earnings         Income          Total
                                                    ------------    ------------    ------------   -------------   ------------
Balance at December 31, 2002                        $        706    $     17,374    $    430,482    $     33,479   $    482,041

Net income                                                    --              --          25,154              --         25,154
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                     --              --              --          12,352         12,352
                                                                                                                   ------------
Comprehensive income                                                                                                     37,506
                                                                                                                   ------------

Retirement of 90,000 common shares                            (5)            (65)         (3,668)             --         (3,738)

Shares issued under stock option plan,
  4,900 common shares                                          1             199              --              --            200

Deferred compensation                                         --             726              --              --            726

Cash dividends declared on common stock,
  $0.660 per common share                                     --              --          (9,269)             --         (9,269)

                                                    ------------    ------------    ------------    ------------   ------------
Balance at June 30, 2003                            $        702    $     18,234    $    442,699    $     45,831   $    507,466
                                                    ============    ============    ============    ============   ============


See accompanying notes.

                             CORUS BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                       Common                       Retained     Comprehensive
(Dollars in thousands, except per share data)          Stock          Surplus       Earnings         Income         Total
                                                    ------------   ------------   ------------   -------------   ------------
Balance at December 31, 2001                        $        708   $     15,951   $    391,798    $     42,429   $    450,886

Net income                                                    --             --         24,291              --         24,291
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
      for-sale securities                                     --             --             --           5,182          5,182
                                                                                                                 ------------
Comprehensive income                                                                                                   29,473
                                                                                                                 ------------

Deferred compensation                                         --             64             --              --             64

Cash dividends declared on common stock,
  $0.315 per common share                                     --             --         (4,460)             --         (4,460)

                                                    ------------   ------------   ------------    ------------   ------------
Balance at June 30, 2002                            $        708   $     16,015   $    411,629    $     47,611   $    475,963
                                                    ============   ============   ============    ============   ============


See accompanying notes.

                             CORUS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

Six months ended June 30                                                       2003         2002
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $  25,154    $  24,291
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               1,401        1,461
     Amortization of investment and loan premiums, net                             396          117
     Deferred income tax (benefit) expense                                      (2,685)         170
     Securities gains, net                                                        (665)      (3,330)
     Deferred compensation                                                       2,192        1,354
     (Increase) decrease in accrued interest receivable and other assets          (139)       3,951
     Increase in accrued interest payable and other liabilities                    224        2,482
                                                                             ---------    ---------
         Net cash provided by operating activities                              25,878       30,496

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of securities held-to-maturity                        58          239
     Proceeds from maturities of available-for-sale securities                 148,733       58,787
     Proceeds from sales of available-for-sale securities                       10,883      105,571
     Purchases of available-for-sale securities                                 (4,454)    (360,257)
     Net increase in loans                                                    (293,091)    (170,848)
     Bad debt recoveries                                                         1,466        1,094
     Purchases of premises and equipment, net                                     (376)        (995)
                                                                             ---------    ---------
         Net cash used in investing activities                                (136,781)    (366,409)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposit accounts                                   192,715      (40,540)
     Proceeds from issuance of long-term debt - trust preferred securities      47,500           --
     Repayment of debt                                                          (7,000)      (2,000)
     Increase (decrease) in other borrowings, net                                1,080       (1,064)
     Issuance of common shares under the stock option plan                         200           --
     Retirements of common shares                                               (3,738)          --
     Cash dividends paid on common shares                                       (4,510)      (4,391)
                                                                             ---------    ---------
         Net cash provided by (used in) financing activities                   226,247      (47,995)
                                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents                           115,344     (383,908)
Cash and cash equivalents at January 1                                         431,660      783,514
                                                                             ---------    ---------

Cash and cash equivalents at June 30                                         $ 547,004    $ 399,606
                                                                             =========    =========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


2.   Recent Accounting Pronouncements

     In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as liabilities. This generally includes financial instruments which either 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity, 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash or
     3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective for Corus as of May 31, 2003 and is not expected to have a material impact on the Company's accounting and reporting.

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued, amending and clarifying financial accounting and reporting for certain derivative instruments. This statement is generally effective for contracts entered into or modified after June 30, 2003. The Statement is not expected to have a material impact on the Company's accounting and reporting for derivatives.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for Corus beginning with the fiscal period ending December 31, 2002. Because the Company plans to continue its accounting for stock-based compensation under APB No. 25, the adoption of SFAS No. 148 is not expected to have a material impact on results of operations or financial position. See Note 8 of Notes to Consolidated Financial Statements for required disclosure.

3.   Segment Reporting

     The following reflects the disclosure requirements set forth by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For purposes of this statement, Management has determined that Commercial Lending, Consumer Lending, Retail Banking, and Corporate Support are the primary operating segments of the Company.

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

     Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(Dollars in thousands)      Commercial        Consumer           Retail           Corporate       Inter-segment
                             Lending           Lending           Banking           Support         Eliminations       Consolidated
                         ---------------   ---------------   ---------------   ---------------   ---------------    ---------------
Total Revenues(1)        $        18,216   $         1,185   $         9,059   $         4,052   $            --    $        32,512
Net Income                         8,396               439             2,426             1,426                --             12,687
Total Average Assets           2,040,496            84,931         2,257,190           116,617        (1,789,531)         2,709,703
End of Period Goodwill                --                --             4,523                --                --              4,523


FOR THE THREE MONTHS ENDED JUNE 30, 2002

(Dollars in thousands)      Commercial        Consumer           Retail           Corporate      Inter-segment
                             Lending           Lending           Banking           Support        Eliminations        Consolidated
                         ---------------   ---------------   ---------------   ---------------   ---------------    ---------------
Total Revenues(1)        $        15,948   $         1,840   $         9,962   $         4,714   $            --    $        32,464
Net Income                         7,074               450             3,056             3,242                --             13,822
Total Average Assets           1,673,796           139,498         2,162,881           362,485        (1,702,195)         2,636,465
End of Period Goodwill                --                --             4,523                --                --              4,523


FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Dollars in thousands)      Commercial        Consumer           Retail           Corporate       Inter-segment
                             Lending           Lending           Banking           Support         Eliminations       Consolidated
                         ---------------   ---------------   ---------------   ---------------   ---------------    ---------------
Total Revenues(1)        $        35,826   $         2,574   $        17,566   $         6,939   $            --    $        62,905
Net Income                        15,380               873             4,614             4,287                --             25,154
Total Average Assets           1,974,138            89,355         2,219,461           146,090        (1,757,614)         2,671,430
End of Period Goodwill                --                --             4,523                --                --              4,523


FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Dollars in thousands)      Commercial        Consumer           Retail           Corporate       Inter-segment
                             Lending           Lending           Banking           Support         Eliminations       Consolidated
                         ---------------   ---------------   ---------------   ---------------   ---------------    ---------------
Total Revenues(1)        $        29,325   $         3,847   $        19,747   $         7,439   $            --    $        60,358
Net Income                        12,459               975             5,963             4,894                --             24,291
Total Average Assets           1,604,336           147,952         2,179,503           428,150        (1,713,595)         2,646,346
End of Period Goodwill                --                --             4,523                --                --              4,523

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

     Corus utilizes interest rate fixed-to-floating swaps (pay fixed/receive floating and pay floating/receive fixed) and basis swaps to reduce interest rate risk by improving the balance between rate sensitive assets and liabilities. While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. All but one of the fixed-to-floating swaps qualified as fair value hedges and received hedge accounting treatment. The Company's basis swaps, however, do not meet the strict criteria required to qualify for hedge accounting.

     For the three months ended June 30, 2003 and 2002, Corus recorded net gains of $1.0 million and $2.0 million, respectively, related to SFAS No. 133. For both of the six months ended June 30, 2003 and 2002, Corus recorded net gains of $2.7 million related to SFAS No. 133. The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:

     DERIVATIVE INCOME/(LOSS)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                             Income Statement       ----------------------------------    ----------------------------------
(dollars in thousands)        Classification             2003                2002              2003               2002
-----------------------------------------------     ---------------    ---------------    ---------------    ---------------
Fair value hedge (fixed-to-floating swaps):
  Loan hedge                 Interest Income        $            (9)   $           (15)   $            15    $           (59)
  Brokered CD hedge(1)       Interest Expense                    --                N/A                 --                N/A
                                                    ---------------    ---------------    ---------------    ---------------
Total hedge                                         $            (9)   $           (15)   $            15    $           (59)

Non-hedge:
  Fixed-to-floating swaps    Noninterest Income                   5                (22)                10                 (8)
  Basis swaps                Noninterest Income               1,024              2,053              2,635              2,804
                                                    ---------------    ---------------    ---------------    ---------------
Total Non-hedge                                               1,029              2,031              2,645              2,796

                                                    ---------------    ---------------    ---------------    ---------------
 Total Derivative Gain/(Loss)                       $         1,020    $         2,016    $         2,660    $         2,737
                                                    ===============    ===============    ===============    ===============


     NOTIONAL AMOUNTS OF DERIVATIVES

(Dollars in thousands)                           JUNE 30, 2003     June 30, 2002
-------------------------------------------     ---------------   ---------------
Fair value hedge (fixed-to-floating swaps):
  Loan hedge                                    $         5,761   $        10,649
  Brokered CD hedge(1)                                  122,000               N/A

Non-hedge:
  Fixed-to-floating swaps                                 1,005             1,089
  Basis swaps                                         1,000,000           800,000

(1) These swaps were entered into beginning in April 2003 and qualify for the "shortcut method," as defined by SFAS No. 133. Corus does not anticipate any net income statement impact from the associated mark-to-market

5.   Issuance of Trust Preferred Securities

     In June 2003, the Company formed Corus Statutory Trust I ("Trust I") and Corus Statutory Trust II ("Trust II"), both wholly-owned finance subsidiaries of the Company, for the sole purpose of issuing and selling capital securities and using the proceeds to purchase subordinated debentures issued by the Company. Trust I issued $27.5 million of trust preferred securities at a floating rate of 3-month LIBOR plus 3.05%, resetting quarterly. Trust II issued $20.0 million of trust preferred securities at a floating rate of 3-month LIBOR plus 3.10%, resetting quarterly. All trust preferred securities mature in June 2033, although the securities are callable quarterly on or after June 2008, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules. Corus owns all of the combined $1.5 million of common securities issued by the two trusts. The sole assets of Trust I and Trust II are subordinated debentures issued by Corus of $28.4 million and $20.6 million, respectively, both due in June 2033. The subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis. Corus has the ability to defer interest payments on the subordinated debentures and distributions on the trust preferred securities for a period not to exceed 20 consecutive quarters, however subject to certain restrictions with regard to Corus' ability to make, among other things, distributions to holders of Corus common stock. Combined issuance fees totaled $544,000 and are being amortized straight-line over the 30-year lives of the securities. Finally, Corus has, through various agreements, essentially fully and unconditionally guaranteed payment of all amounts due under the trust preferred securities.


6.   Other Borrowings

     On June 26, 2001, Corus entered into an agreement with a third party to borrow $70 million, consisting of a term note in the amount of $50 million and a revolving note in the amount of $20 million, both at an effective interest rate equal to LIBOR plus 150 basis points, adjusted quarterly. Corus has extended the maturity date on both loans to June 25, 2006, and either loan may be prepaid at any time without premium or penalty, except for certain yield maintenance charges not to exceed 3 months interest. Minimum principal repayment of the term loan is $1.0 million quarterly beginning September 30, 2001 and the revolving loan is payable upon maturity. Interest is payable quarterly. In addition, a fee at an annual rate of 1/4% of the average unused revolving note commitment is due quarterly.

     Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for loan losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of June 30, 2003, management believes that Corus was in compliance with all loan covenants.

     Interest and fees for both notes for the six months ended June 30, 2003 totaled $625,000. At June 30, 2003, the term note and revolving credit line had outstanding balances of $37.0 million and $3.3 million, respectively.

7.   Net Income Per Share

     Net income per share was calculated as follows:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30               JUNE 30
                                                       -------------------   -------------------
(In thousands, except per share data)                    2003       2002       2003       2002
                                                       --------   --------   --------   --------
Denominator for basic earnings per share:
  average common shares outstanding                      14,030     14,160     14,069     14,160
Dilutive common stock options                               301        166        290        155
                                                       --------   --------   --------   --------
Denominator for diluted earnings per share               14,331     14,326     14,359     14,315
                                                       ========   ========   ========   ========

Numerator:  Net income attributable to common shares   $ 12,687   $ 13,822   $ 25,154   $ 24,291

Net income per share:
  Basic                                                $   0.90   $   0.98   $   1.79   $   1.72
  Diluted                                                  0.89       0.96       1.75       1.70

8.   Stock-Based Employee Compensation

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

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30                     JUNE 30
                                                           ------------------------    ------------------------
(In thousands, except per share data)                         2003          2002          2003          2002
                                                           ----------    ----------    ----------    ----------
Net income, as reported                                    $   12,687    $   13,822    $   25,154    $   24,291
Add: Stock-based employee compensation expense included
  in reported net income, net of related tax effects               16            74            16            74
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                             (275)         (280)         (536)         (476)
                                                           ----------    ----------    ----------    ----------
Pro forma net income                                       $   12,428    $   13,616    $   24,634    $   23,889
                                                           ==========    ==========    ==========    ==========

EARNINGS PER SHARE:
Basic - as reported                                        $     0.90    $     0.98    $     1.79    $     1.72
Basic - pro forma                                                0.89          0.96          1.75          1.69

Diluted - as reported                                      $     0.89    $     0.96    $     1.75    $     1.70
Diluted - pro forma                                              0.87          0.95          1.72          1.67

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

SIGNIFICANT ACCOUNTING POLICIES

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

OPERATING RESULTS

For the three months ended June 30, 2003, net income was $12.7 million, or $0.89 per share on a diluted basis, compared to net income of $13.8 million, or $0.96 per share on a diluted basis, in 2002. For the six months ended June 30, 2003, net income was $25.2 million, or $1.75 per share on a diluted basis, versus $24.3 million, or $1.70 per share on a diluted basis, in 2002.

Earnings for the second quarter of 2003 represented annualized returns of 10.3% on equity (ROE) and 1.9% on assets (ROA) compared to 11.8% and 2.1% for the same period in 2002. Earnings for the first six months of 2003 represented annualized returns of 10.3% on equity (ROE) and 1.9% on assets (ROA) compared to 10.6% and 1.8% for the same period in 2002.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                               THREE MONTHS ENDED JUNE 30
                                                        ----------------------------------------------------------------------------
                                                                         2003                                   2002
                                                        -------------------------------------    -----------------------------------
                                                                                   AVERAGE                                 AVERAGE
                                                          AVERAGE     INTEREST      YIELD/         AVERAGE     INTEREST     YIELD/
(Dollars in thousands)                                    BALANCE     AND FEES       COST          BALANCE     AND FEES     COST
-----------------------------------------------------   -----------  -----------  -----------    -----------  ----------- ----------
ASSETS
Earning Assets:
   Liquidity management assets(1)                       $   605,433  $     3,150         2.08%   $   754,460  $     5,546      2.94%
   Common stocks at the Bank Holding Company(2)             148,308        1,798         4.85%       173,439        1,682      3.88%
   Loans, net of unearned income(3)                       1,870,849       34,505         7.38%     1,621,483       34,332      8.47%
                                                        -----------  -----------                 -----------  -----------
      Total earning assets                                2,624,590       39,453         6.01%     2,549,382       41,560      6.52%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing              69,124                                   73,585
   Allowance for loan losses                                (35,751)                                 (40,345)
   Premises and equipment, net                               27,686                                   28,866
   Other assets, including goodwill                          24,054                                   24,977
                                                        -----------                              -----------
      Total assets                                      $ 2,709,703                              $ 2,636,465
                                                        ===========                              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
   Money market deposits                                $   907,320  $     3,846         1.70%   $   886,411  $     4,695      2.12%
   NOW deposits                                             154,367          206         0.53%       117,915          138      0.47%
   Savings deposits                                         168,112          368         0.88%       156,137          580      1.49%
   Brokered certificates of deposit                         286,558        3,397         4.74%       277,675        4,289      6.18%
   Retail certificates of deposit                           395,279        2,642         2.67%       412,674        3,818      3.70%
                                                        -----------  -----------                 -----------  -----------
      Total interest-bearing deposits                     1,911,636       10,459         2.19%     1,850,812       13,520      2.92%

   Long-term debt - trust preferred securities                3,049           32         4.19%            --           --        --%
   Borrowings                                                39,235          285         2.90%        53,342          481      3.61%
                                                        -----------  -----------                 -----------  -----------
      Total interest-bearing liabilities                  1,953,920       10,776         2.21%     1,904,154       14,001      2.94%
Noninterest-bearing liabilities and shareholders'
  equity:
   Noninterest-bearing deposits                             225,444                                  224,532
   Other liabilities                                         36,658                                   40,880
   Shareholders' equity                                     493,681                                  466,899
                                                        -----------                              -----------
     Total liabilities and shareholders' equity         $ 2,709,703                              $ 2,636,465
                                                        ===========                              ===========

Interest income and loan fees/average earning assets    $ 2,624,590  $    39,453         6.01%   $ 2,549,382  $    41,560      6.52%
Interest expense/average interest-bearing liabilities   $ 1,953,920       10,776         2.21%   $ 1,904,154       14,001      2.94%
                                                        -----------  -----------  -----------    -----------  -----------  ---------
Net interest spread                                                  $    28,677         3.80%                $    27,559      3.58%
                                                                     ===========  ===========                 ===========  ========

Net interest margin                                                                      4.37%                                 4.32%
                                                                                  ===========                              ========

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $9,000 and $8,000 for 2003 and 2002, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $492,000 and $460,000 for 2003 and 2002, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $22,000 and $31,000 for 2003 and 2002, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                                 SIX MONTHS ENDED JUNE 30
                                                       --------------------------------------------------------------------------
                                                                        2003                                2002
                                                       -------------------------------------  -----------------------------------
                                                                                   AVERAGE                              AVERAGE
                                                        AVERAGE       INTEREST      YIELD/     AVERAGE     INTEREST      YIELD/
(Dollars in thousands)                                  BALANCE       AND FEES       COST      BALANCE     AND FEES       COST
-----------------------------------------------------  ----------    ----------   ----------  ----------  ----------   ----------
ASSETS
Earning Assets:
   Liquidity management assets(1)                      $  628,542    $    6,726        2.14%  $  805,880  $   10,712        2.66%
   Common stocks at the Bank Holding Company(2)           147,480         3,521        4.78%     168,072       3,230        3.84%
   Loans, net of unearned income(3)                     1,804,829        67,958        7.53%   1,580,722      64,871        8.21%
                                                       ----------    ----------               ----------  ----------
      Total earning assets                              2,580,851        78,205        6.06%   2,554,674      78,813        6.17%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing            74,008                                 78,460
   Allowance for loan losses                              (36,227)                               (40,391)
   Premises and equipment, net                             27,931                                 29,046
   Other assets, including goodwill                        24,867                                 24,557
                                                       ----------                             ----------
      Total assets                                     $2,671,430                             $2,646,346
                                                       ==========                             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
   Money market deposits                               $  914,500    $    7,860        1.72%  $  890,305  $    8,782        1.97%
   NOW deposits                                           142,577           320        0.45%     116,997         285        0.49%
   Savings deposits                                       165,694           769        0.93%     153,969       1,139        1.48%
   Brokered certificates of deposit                       265,644         7,111        5.35%     296,049       9,019        6.09%
   Retail certificates of deposit                         393,669         5,532        2.81%     413,493       7,961        3.85%
                                                       ----------    ----------               ----------  ----------
      Total interest-bearing deposits                   1,882,084        21,592        2.29%   1,870,813      27,186        2.91%

   Long-term debt - trust preferred securities              1,533            32        4.17%          --          --          --%
   Borrowings                                              42,481           627        2.95%      52,931         928        3.51%
                                                       ----------    ----------               ----------  ----------
      Total interest-bearing liabilities                1,926,098        22,251        2.31%   1,923,744      28,114        2.92%
Noninterest-bearing liabilities and shareholders'
  equity:
   Noninterest-bearing deposits                           223,097                                222,517
   Other liabilities                                       33,772                                 40,122
   Shareholders' equity                                   488,463                                459,963
                                                       ----------                             ----------
     Total liabilities and shareholders' equity        $2,671,430                             $2,646,346
                                                       ==========                             ==========

Interest income and loan fees/average earning assets   $2,580,851    $   78,205        6.06%  $2,554,674  $   78,813        6.17%
Interest expense/average interest-bearing liabilities  $1,926,098        22,251        2.31%  $1,923,744      28,114        2.92%
                                                       ----------    ----------   ---------   ----------  ----------   ----------
Net interest spread                                                  $   55,954        3.75%              $   50,699        3.25%
                                                                     ==========  ==========               ==========  ==========
Net interest margin                                                                    4.34%                                3.97%
                                                                                 ==========                           ==========

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $17,000 and $18,000 for 2003 and 2002, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $964,000 and $884,000 for 2003 and 2002, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $46,000 and $64,000 for 2003 and 2002, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three and six months ended June 30, 2003, Corus' net interest margin increased by 5 and 37 basis points to 4.37% and 4.34%, respectively, compared to the prior year. These increases were achieved in spite of the fact that interest rates, particularly short-term interest rates which most affect Corus, have been continually falling during the past several years. All else being equal, lower interest rates reduce Corus' net interest margins due to Corus' "asset sensitivity" (that is, more floating rate assets than floating rate liabilities). Corus was able to increase its net interest margin, versus comparable 2002 periods, due to strong loan growth which allowed the bank to redeploy a substantial amount of assets previously held in lower yielding investments into much higher yielding CRE loans. Corus has now redeployed all of the previously "excess" investments and anticipates that all future net loan growth will be funded via additional Brokered CDs (see Funding/Liquidity section). During the three and six months ended June 30, 2003, loans as a percentage of total earning assets increased to 71% and 70%, respectively, compared to 64% and 62%, respectively, in the prior year. Corus anticipates that this ratio will stabilize in the low 70% range.

Another factor affecting yields is the impact of loan fees recognized during the period. As mentioned previously, loan fee income is a normal part of our business. The fees typically relate to points paid at closing where the recognition of income is deferred and amortized over the term of the loan. Income recognition associated with these fees is relatively predictable and tends to increase as the overall level of loans increase. Other types of fees, on the other hand, such as those associated with the prepayment of loans or a contingent fee arrangement are less predictable and can result in earnings spikes since recognition of the income is not deferred, but rather recorded when received. Importantly, these fees are as much a part of Corus' business as points, they are simply accounted for differently due to their unpredictable nature. For the three and six months ended June 30, 2003, loan fees totaled $6.5 million and $13.6 million, respectively, compared to loan fees of $7.1 million and $10.6 million, respectively, for the three and six months ended June 30, 2002. This growth in fees for the first half of 2003, over 2002, is driven by our continued growth in total loans, especially commercial real estate loans which generate virtually all of the loan fees.


Noninterest Income

For the three and six months ended June 30, 2003, noninterest income decreased by $1.0 million and $2.6 million, respectively compared to the prior year. The decreases resulted from lower securities gains, as described below. In fact, excluding the impact of security gains, noninterest income for both the quarter and year-to-date would be essentially flat compared to the prior year.

Securities Gains/(Losses), net
For the three and six months ended June 30, 2003, Corus recorded net security gains of $766,000 and $665,000, respectively, compared to $1.8 million and $3.3 million of net gains in the same periods of 2002. The following details the net securities gains/(losses) by source:

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30
                                                        ------------------------------      ------------------------------
(Dollars in thousands)                                      2003              2002              2003              2002
                                                        ------------      ------------      ------------      ------------
  Sales of common stocks at Bank Holding Company        $         --      $         --      $      7,315      $        951
  Charge for "other than temporary" impairment                    --                --            (8,962)               --
  Sales of securities at subsidiary bank                        (263)             (265)             (333)             (417)
  Mark-to-market adjustments on non-hedge derivatives          1,029             2,031             2,645             2,796
                                                        ------------      ------------      ------------      ------------
Total securities gains/(losses), net                    $        766      $      1,766      $        665      $      3,330
                                                        ============      ============      ============      ============

Sales of common stocks at Bank Holding Company

Sales of common stocks at the Bank Holding Company relate to the common stock portfolio of various financial industry companies held at the Bank Holding Company (see Common Stock Portfolio section for additional details). In the first quarter of 2003, Corus recognized a $7.3 million gain on security sales from the portfolio. Corus will periodically sell all or part of certain positions in order to take advantage of market opportunities as they arise.

Charge for "other than temporary" impairment

In the first quarter of 2003, Corus recorded a charge of $9.0 million related to "other than temporary" declines in value of certain common stocks held at the Bank Holding Company. It is important to point out that this charge was not as a result of the Company selling the associated stocks, but rather an accounting entry with no cash flow or tax implications. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") and as further defined by the Securities and Exchange Commission Staff Accounting Bulletin No. 59 ("SAB 59").

As background, accounting rules require that investments be categorized as trading, held-to-maturity ("HTM"), or available-for-sale ("AFS"). Trading securities are those securities that are bought and held principally for the purpose of selling them in the near term. HTM securities are those investments which the company has the "positive intent and ability to hold" to maturity. Finally, AFS securities are those investments not classified as either trading or HTM. The common stocks held at the Bank Holding Company are classified and accounted for as AFS securities.

The significance of how an investment is classified is reflected in how unrealized gains/(losses) are treated in the accounting records and thus in the company's financial statements. For trading securities, unrealized gains/(losses) are recorded directly in the income statement each period. This reflects the assumed short-term nature of these investments and the idea that these securities are generally purchased with the objective of generating profits on short-term differences in price. On the other hand, for HTM securities, unrealized gains/(losses) are generally not recorded at all under the assumption that any short-term fluctuations in value will ultimately reverse by maturity. The accounting for AFS securities is somewhat of a middle ground between trading and HTM. For AFS securities, changes in market value are recorded each period on the balance sheet, on an after-tax basis directly in equity as an item referred to as Other Comprehensive Income. These changes in market value are not reflected in the income statement.

An exception to the above guidelines arises when unrealized losses are determined to be "other than temporary" ("OTT"). If an investment is determined to have experienced an OTT decline in value, the loss must then be recognized in the income statement regardless of how the investment is categorized. Indications of OTT declines in value include prolonged periods of consistent unrealized losses or deterioration in the financial condition or near-term prospects of the issuer. Corus' general practice for marketable equity securities is to recognize impairment losses on individual securities when the security has been in a loss position at the close of each trading day during six
(6) consecutive months as of any quarter end. Lastly, Corus evaluates its investments for OTT declines in value on a lot-by-lot basis, meaning that if there are multiple purchases of a certain security, each purchase is evaluated individually.

With all the preceding being said, it is important to note that while the accounting rules require that we report short-term stock price declines as "other than temporary" losses in the income statement, the reality is stock prices - for even the finest and best-managed companies - rise and fall, sometimes over very extended periods of time (such "extended" periods of times can easily be multiples of a six month timeframe). The fact that a company's shares fall in value for a period as short as six months is neither overly concerning to us nor any reasonable indicator of how the stock may fare in the future. This is profoundly true if the overall stock market has been declining. Conversely, if a stock has been falling in the face of a generally rising market, especially if this has been occurring over a protracted period of time, this poor relative performance may well indicate a genuine problem with the company and its prospects. Regardless, such a fundamental/economic approach is not the way the accounting rules work.

Lastly, while we are required to report security losses from these "other than temporary" declines in value, we are not allowed to report security gains when the securities recover in value. Case in point, as of June 30, 2003, $4.8 million of the previously charged-off $9.0 million, has been recovered as the prices of the associated common stocks have risen. Unfortunately, while Corus was required to record the $9.0 million charge as a reduction to income, the recovery does not receive the same accounting treatment, but must instead be recorded as an unrealized gain (as Other Comprehensive

Income in Shareholders' Equity) and not recognized in income until the security is ultimately sold. Unfortunately, this is another accounting 'disconnect' that companies, and their investors, must learn to live with.

Mark-to-market adjustments on non-hedge derivatives

Finally, for the three and six months ended June 30, 2003, the Bank recorded gains of $1.0 million and $2.6 million from what we refer to as mark-to-market adjustments on non-hedge derivatives. This represents declines of approximately $1.0 million for the quarter and $151,000 year-to-date, compared to the prior year. Due to their unusual nature, the basis for these gains requires additional explanation.

Like many banks, Corus utilizes derivatives to hedge its interest rate risk. This is accomplished primarily via interest rate swaps (to effectively convert fixed-rate loans to floating rate or vice versa) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans).

As of January 1, 2001, virtually all companies were required to adopt new derivative accounting rules (known as SFAS No. 133). These rules require that all derivative instruments be included on the balance sheet at market value. In addition, the rules provide that if a derivative is "paired-off" against specific assets and/or liabilities and also passes an additional succession of tests, then the income statement impact of any periodic changes in the value of the derivative effectively does not need to be reflected on the company's income statement. Such derivatives are afforded what is termed "hedge accounting" treatment. The rules are enormously complex, but suffice it to say that even though the basis swaps we have entered into are designed to hedge our interest rate risk - that is, regardless of the accounting treatment the basis swaps are economic hedges - they do not qualify for hedge accounting treatment and thus changes in the market value of these instruments must be reflected on our income statement as security gains/(losses). Our interest rate swaps, on the other hand, generally do qualify for hedge accounting.

Since Corus' basis swaps do not qualify for hedge accounting treatment, periodic changes in their market value will appear as security gains/(losses) on the Company's income statement. Since this income does not stem from having actually sold the instruments, it is subject to reversal based on future changes in the market values. In fact, if Corus holds basis swaps to maturity, which we generally do, the value of the instruments will ultimately return to $0. What this means is that, provided Corus holds the basis swaps to maturity, the cumulative gains or losses recognized at any point in time are temporary as they will ultimately reverse, such that the cumulative gains and losses over the life of a basis swap will sum to zero.

As of June 30, 2003, Corus has recorded net cumulative gains of $7.7 million related to mark-to-market adjustments on non-hedge derivatives. While the portfolio of basis swaps vary both in notional amounts and maturities, they will all have matured by 2008. This means that, absent Corus entering into any additional basis swaps between now and 2008 (although it is likely the Company will put on new basis swaps before then), the previously recognized $7.7 million of security gains will have to "reverse" in the form of $7.7 million of security losses between now and 2008, provided the swaps are held to maturity. While management can predict the eventual reversal of these gains, we cannot predict in what periods or in what periodic amounts those reversals will occur.


Noninterest Expense

For the three and six months ended June 30, 2003, noninterest expense increased by $1.8 million, and $1.2 million, respectively, compared to the prior year. These increases are mainly due to increases in salaries and benefits driven by the impact of the mark-to-market adjustments associated with the Commercial Loan Officer Commission Program ("the CLO Program"), discussed in further detail below. Absent the increases in the mark-to-market adjustments associated with the CLO Program, both salaries and benefits and noninterest expenses in total were essentially flat.

The CLO Program is a compensation plan whereby commissions may be earned each year with a portion paid currently and the remainder deferred for up to 10 years (note that both the paid and deferred amounts are expensed in that year). The deferred portion can be invested, at each participant's option, in among other instruments, Corus common stock. The number of shares deferred is determined by dividing the commission amount by an average stock price, as defined in the plan document. To the extent that commissions are deferred in Corus stock, the Company repurchases an equal number of shares in the open market. In this way, the Company has effectively "hedged" itself against changes in the value of the stock between the deferral date and the ultimate delivery date. Ideally, this should be the end of the story until the shares are ultimately released at the end of the deferral period.

However, the deferred amounts are subject to loss under certain circumstances. As a result, actual amounts due to the employees are not known until the end of the deferral period and as such the CLO Program must be accounted for under what is known as "variable plan accounting" rules. Under these rules, the Company is required to record an adjustment to income based on changes in the market value of the deferred stock. Therefore even though the Company has clearly purchased, and is essentially holding in "inventory", the shares required to satisfy its obligation to the employees - essentially a perfect hedge - changes in the liability to the employees, as defined by changes in the market value of the deferred stock, must be recorded as either expense or income. In other words, if the price of Corus stock rises, the Company must record additional compensation expense and if the price falls, a reduction to compensation expense is recorded. We refer to this as the CLO Program mark-to-market adjustment. It is important to note this charge carries neither tax nor cash flow implications.

During the second quarter of 2003, the market price of Corus stock increased and as a result, additional compensation expense of $1.3 million was recorded. By comparison, during the second quarter of 2002, Corus' stock price declined slightly resulting in a reduction to expense of $200,000, a fluctuation of $1.5 million. On a year-to-date basis, the CLO Program mark-to-market adjustment resulted in additional expense of $726,000 in 2003, and $64,000 in 2002.


FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

(Dollars in thousands)                             JUNE 30, 2003               December 31, 2002             June 30, 2002
                                             -------------------------     -------------------------    -------------------------
                                               AMOUNT        PERCENT         Amount        Percent        Amount         Percent
                                             ----------     ----------     ----------     ----------    ----------     ----------
Loans, net of unearned income                $2,032,640             72%    $1,741,969             69%   $1,642,457             65%
Federal funds sold                              489,925             17        370,100             14       288,000             11
Securities other than common stocks             128,609              5        279,486             11       420,086             17
Common stocks at the Bank Holding Company       160,031              6        147,845              6       168,736              7
                                             ----------     ----------     ----------     ----------    ----------     ----------
  Total                                      $2,811,205            100%    $2,539,400            100%   $2,519,279            100%
                                             ==========     ==========     ==========     ==========    ==========     ==========


Loans

The following table details the composition of Corus' loan portfolio:

(Dollars in thousands)                           JUNE 30, 2003                December 31, 2002                June 30, 2002
                                           -------------------------      -------------------------      -------------------------
                                             AMOUNT        PERCENT          Amount        Percent          Amount        Percent
                                           ----------     ----------      ----------     ----------      ----------     ----------
Loans:
     Commercial real estate:
       Non-construction                    $1,188,809             58%     $  989,146             57%     $  793,583             48%
       Construction                           652,944             32         531,612             30         602,998             37
       Mezzanine                               33,349              2          32,092              2          38,934              2
                                           ----------     ----------      ----------     ----------      ----------     ----------
     Total commercial real estate           1,875,102             92%      1,552,850             89%      1,435,515             87%
     Commercial                                75,743              4          87,631              5          86,365              5
     Residential real estate and other         81,795              4         101,488              6         120,577              8
                                           ----------     ----------      ----------     ----------      ----------     ----------
Total Loans                                $2,032,640            100%     $1,741,969            100%     $1,642,457            100%
                                           ==========     ==========      ==========     ==========      ==========     ==========

Commercial Real Estate Lending

Commercial real estate loans are comprised of non-construction, construction, and mezzanine loans. The non-construction loans are of relatively short duration, rarely more than five years in length, and usually shorter. Some would call these "bridge" loans or "mini-perms," but the meaning of these labels is not standardized in the lending industry. These loans are fully funded, or nearly so, when the loan closes. Construction loans typically have maturities of 24 to 36 months and are funded throughout the term as construction progresses. Mezzanine loans are essentially second mortgage loans on commercial real estate projects, almost always subordinate to a Corus construction or non-construction loan (as opposed to a third party's). Interest rates charged for mezzanine loans are considerably higher than those charged for typical commercial real estate loans, but they also carry additional risk.

The table above shows commercial real estate loans of $1.9 billion, an increase of $322.3 million or 20.8% compared to December 31, 2002. This table, however, only reflects actual balances outstanding, which excludes commitments. While not yet funded, commitments, which consist of unfunded loan amounts, commitment letters and letters of credit, are also a significant part of the loan portfolio. Including commitments, the commercial loan portfolio, as shown below totals $3.1 billion.

The table below shows a reconciliation of commercial real estate loans outstanding to the total including commitments.

COMMERCIAL REAL ESTATE LOANS OUTSTANDING INCLUDING COMMITMENTS

                             JUNE 30, 2003                December 31, 2002                June 30, 2002
                       -------------------------      -------------------------      -------------------------
(Dollars in thousands)   AMOUNT        PERCENT          Amount        Percent          Amount         Percent
                       ----------     ----------      ----------     ----------      ----------     ----------
Funded loans, net      $1,875,102             61%     $1,552,850             56%     $1,435,515             58%
Commitments:
  Loans                 1,049,032             34       1,050,808             38         594,225             24
  Commitment Letters      122,675              4         152,164              5         410,354             17
  Letters of Credit        20,682              1          20,682              1          20,423              1
                       ----------     ----------      ----------     ----------      ----------     ----------
Total                  $3,067,491            100%     $2,776,504            100%     $2,460,517            100%
                       ==========     ==========      ==========     ==========      ==========     ==========


Corus' commitments are primarily comprised of unfunded commitments under commercial real estate construction loans. As highlighted in the table on the following page, the majority of the commitments relate to condominiums, rental apartments, and office building loans.

While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

The following tables break out commercial real estate loans by 1) property type,
2) location, 3) size and 4) a cross-section of location and property type.

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE

(Dollars in millions)                                                       AS OF JUNE 30, 2003
                                              --------------------------------------------------------------------------
                                                                 LOANS OUTSTANDING               TOTAL COMMITMENT(1)
                                                 # OF        --------------------------      ---------------------------
                                                 LOANS         AMOUNT            %              AMOUNT            %
                                              ----------     ----------      ----------       ----------      ----------
Condo/loft conversion                                 37     $      519              28%      $    1,098              36%
Hotel                                                 44            579              31              658              22
Office                                                25            405              21              649              21
Rental apartments                                     14            193              10              404              13
Warehouse / Light industrial                          12             42               2              117               4
Nursing homes                                          9             69               4               69               2
Vacant land                                            4             32               2               32               1
Retail                                                 4              7              --                8              --
Other                                                  1              2              --                2              --
Loans less than $1 million                           221             50               3               53               2
Deferred fees/other discounts                        N/A            (23)             (1)             (23)             (1)
                                              ----------     ----------      ----------       ----------      ----------
  Total                                              371     $    1,875             100%      $    3,067             100%
                                              ==========     ==========      ==========       ==========      ==========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

COMMERCIAL REAL ESTATE LOANS - BY MAJOR METROPOLITAN AREA

(Dollars in millions)                                              AS OF JUNE 30, 2003
                                        --------------------------------------------------------------------------
                                                            LOANS OUTSTANDING                TOTAL COMMITMENT(1)
                                           # OF        --------------------------       --------------------------
                                          LOANS          AMOUNT            %              AMOUNT            %
                                        ----------     ----------      ----------       ----------      ----------
California:
  Los Angeles                                   20     $      282              15%      $      496              16%
  San Francisco                                  5             81               4              166               5
  San Diego                                      6             82               4               99               3
  Sacramento                                     2             39               2               76               3
                                        ----------     ----------      ----------       ----------      ----------
California Total                                33            484              25              837              27

Washington, D.C.(2)                             20            307              16              614              20

Chicago                                         40            242              13              382              13
Chicago--Loans less than $1 million            215             47               3               50               2

New York City                                   11            207              11              290               9

Miami                                            6            162               9              276               9

Texas:
  Houston                                       13            172               9              200               7
  Dallas                                         1             14               1               15              --
  San Antonio                                    1              6              --                6              --
                                        ----------     ----------      ----------       ----------      ----------
Texas Total                                     15            192              10              221               7

Other(3)                                        31            257              14              420              14
Deferred fees/other discounts                  N/A            (23)             (1)             (23)             (1)
                                        ----------     ----------      ----------       ----------      ----------
  Total                                        371     $    1,875             100%      $    3,067             100%
                                        ==========     ==========      ==========       ==========      ==========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)  Includes northern Virginia and Maryland loans.

(3)  No other metropolitan area exceeds three percent of the total.

COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT

(Dollars in millions)                                AS OF JUNE 30, 2003
                                ------------------------------------------------------------------
                                                 LOANS OUTSTANDING           TOTAL COMMITMENT(1)
                                             ------------------------     ------------------------
                                   # OF
                                  LOANS        AMOUNT          %            AMOUNT          %
                                ----------   ----------    ----------     ----------    ----------
$60 million and above                   12   $      320            17%    $      797            26%
$40 million to $60 million              14          421            22            666            22
$20 million to $40 million              29          549            29            840            27
$1 million to $20 million               95          559            30            735            24
Less than $1 million                   221           49             3             52             2
Deferred fees/other discounts          N/A          (23)           (1)           (23)           (1)
                                ----------   ----------    ----------     ----------    ----------
  Total                                371   $    1,875           100%    $    3,067           100%
                                ==========   ==========    ==========     ==========    ==========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.


COMMERCIAL REAL ESTATE LOAN COMMITMENTS - BY MAJOR METROPOLITAN AREA AND PROPERTY TYPE(1)

(Dollars in millions)                                          AS OF JUNE 30, 2003
                                   ----------------------------------------------------------------------------
                                   Condo/loft                                Rental        All
                                   conversion      Office       Hotel      apartments    others(2)      Total
                                   ----------    ----------   ----------   ----------   ----------   ----------
California:
  Los Angeles                      $       69    $       88   $      160   $       71   $      108   $      496
  San Francisco                           125            23           18           --           --          166
  San Diego                                --            50           32           17           --           99
  Sacramento                               --            43           --           33           --           76
                                   ----------    ----------   ----------   ----------   ----------   ----------
California Total                          194           204          210          121          108          837

Washington, D.C.(3)                       166           287          110           51           --          614

Chicago--greater than $1 million          144            29           86           28           95          382

New York City                             185            14           38           41           12          290

Miami                                     166            --           60           50           --          276

Texas:
  Houston                                  66            79           13           42           --          200
  Dallas                                   15            --           --           --           --           15
  San Antonio                              --             6           --           --           --            6
                                   ----------    ----------   ----------   ----------   ----------   ----------
Texas Total                                81            85           13           42           --          221

Other(4)                                  162            30          141           71           13          417
                                   ----------    ----------   ----------   ----------   ----------   ----------
  Subtotal                         $    1,098    $      649   $      658   $      404   $      228   $    3,037
                                   ==========    ==========   ==========   ==========   ==========

Loans less than $1 million                                                                                   53
Deferred fees/other discounts                                                                               (23)
                                                                                                     ----------
  Total                                                                                              $    3,067
                                                                                                     ==========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2) Includes warehouse/light industrial, nursing homes, vacant land, retail, and other.

(3)  Includes northern Virginia and Maryland loans.

(4)  No other metropolitan area exceeds three percent of the total.

The following table shows the locations of new loans originated during the first six months of 2003 and 2002:

COMMERCIAL REAL ESTATE LOAN ORIGINATIONS - BY LOCATION

(Dollars in millions)                          SIX MONTHS ENDED JUNE 30
                                      2003                                   2002
                      ------------------------------------    ------------------------------------
                         # OF                                    # OF
                        LOANS        AMOUNT         %            LOANS       AMOUNT         %
                      ----------   ----------   ----------    ----------   ----------   ----------
California                     8   $      235           32%            5   $      132           24%
Washington, D.C.(1)            5          163           22             3          162           30
Florida(2)                     1           86           12            --           --           --
Illinois                      10           79           11            16          106           19
New York                       2           58            8             3           33            6
Other                          9          113           15             8          118           21
                      ----------   ----------   ----------    ----------   ----------   ----------
  Total                       35   $      734          100%           35   $      551          100%
                      ==========   ==========   ==========    ==========   ==========   ==========

(1)  Includes northern Virginia and Maryland loans.

(2) While this loan has a face amount of $86 million, the maximum allowable outstanding at any given time is $70 million. Of that $70 million maximum, the Bank holds $63.9 million and $6.1 million has been participated to the Bank Holding Company.

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details various loan participations in which Corus has purchased an interest:

                                                                                    AS OF JUNE 30, 2003
                                                               -----------------------------------------------------------------
                                                                     CURRENT COMMITMENT               BALANCE OUTSTANDING
                                                       %       -------------------------------   -------------------------------
  LOAN #         PROPERTY TYPE         LOCATION      PURCH         TOTAL           CORUS             TOTAL           CORUS
----------  -----------------------   ----------   ---------   --------------  ---------------   --------------  ---------------
(Dollars in thousands)
    1       Office                       CA            12%         $193,064     $     23,168         $185,983    $      22,318
    2       Hotel                        CA            15%           95,150           14,273           95,150           14,273
                                                                                ------------                     -------------
Total purchased interest                                                        $     37,441                     $      36,591
Corus' total CRE portfolio                                                         3,067,491                         1,875,102
Purchased interests as a percentage of Corus' total                                      1.2%                              2.0%
                                                                                ============                     =============

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

Common Stocks

At June 30, 2003, Corus had investments in the common stocks of 30 financial industry companies totaling $160.0 million, including net unrealized gains of $67.1 million. These investments are included in the available-for-sale classification. The following is a list of Corus' holdings, by market value, as of June 30, 2003:

                                    TICKER                        MARKET     PERCENTAGE OF
CORPORATION                         SYMBOL      SHARES HELD       VALUE        PORTFOLIO
---------------------------------  --------    -------------     --------    -------------
(Dollars in thousands)
 Comerica Inc.                        CMA          339,300       $ 15,777        9.9%
 FleetBoston Financial Corp.          FBF          423,960         12,596        7.9
 JP Morgan Chase & Co.                JPM          319,100         10,907        6.8
 Charter One Financial Inc.           CF           338,536         10,556        6.6
 Amsouth Bancorporation               ASO          466,015         10,178        6.4
 Citigroup Inc.                        C           225,000          9,630        6.0
 Wachovia Corp.                       WB           223,840          8,945        5.6
 Bank of America Corp.                BAC           99,873          7,893        4.9
 MAF Bancorp Inc.                    MAFB          208,125          7,715        4.8
 US Bancorp                           USB          268,870          6,587        4.1
 Merrill Lynch & Co. Inc.             MER          132,000          6,162        3.9
 South Trust Corp.                   SOTR          195,900          5,289        3.3
 Bank One Corp.                       ONE          137,700          5,120        3.2
 Union Planters Corp.                 UPC          143,554          4,454        2.8
 Compass Bancshares Inc.             CBSS          108,750          3,777        2.4
 Morgan Stanley Dean Witter & Co.     MWD           82,000          3,505        2.2
 Amcore Financial Inc.               AMFI          142,500          3,310        2.1
 Associated Banc Corp.               ASBC           80,786          2,958        1.8
 Bank of New York Co. Inc.            BK           100,000          2,875        1.8
 Suntrust Banks Inc.                  STI           48,000          2,848        1.8
 Hibernia Corp.                       HIB          154,200          2,800        1.7
 Mellon Financial Corp.               MEL          100,000          2,775        1.7
 Fidelity Bancorp Inc.               FBCI           82,500          2,670        1.7
 National City Corp.                  NCC           74,520          2,437        1.5
 Mercantile Bankshares Corp.         MRBK           58,500          2,302        1.4
 Banknorth Group Inc.                 BNK           90,000          2,297        1.4
 First Virginia Banks Inc.            FVB           26,775          1,155        0.7
 Provident Bancshares Corp.          PBKS           43,757          1,104        0.7
 Commerce Bancshares Inc.            CBSH           27,135          1,056        0.7
 First Source Corp.                  SRCE           18,992            353        0.2
                                                                ---------    -------
Total                                                           $ 160,031      100.0%
                                                                =========    =======

During the three and six months ended June 30, 2003, Corus received dividends on the stock portfolio of $1.3 million and $2.6 million, respectively, compared to $1.2 million and $2.3 million during the same periods of 2002. See noninterest income section for discussion of treatment of realized and unrealized gains and losses.

Nonperforming Assets

Nonperforming loans are nonaccrual loans, troubled debt restructurings, and 90 days or more past due loans still accruing interest. The breakdown by loan category is shown below:


                                       JUNE 30        December 31      June 30
(Dollars in thousands)                   2003            2002            2002
                                     ------------    ------------    ------------
Nonaccrual loans:
 CRE Non-construction                 $      7,133    $         --    $         37
 CRE Construction                               --              --              --
 CRE Mezzanine                               1,050           4,504           7,859
 Commercial                                     --              --              --
 Residential real estate and other             193             304             450
                                      ------------    ------------    ------------
Total nonaccrual                             8,376           4,808           8,346

Troubled debt restructurings:
 CRE Non-construction                           --              --              --
 CRE Construction                           11,228              --              --
 CRE Mezzanine                                  --              --              --
 Commercial                                     --              --              --
 Residential real estate and other              62              62              63
                                      ------------    ------------    ------------
Total troubled debt restructurings          11,290              62              63

Loans 90 days or more past due:
 CRE Non-construction                        2,077              --           2,890
 CRE Construction                               --              --              --
 CRE Mezzanine                                  --              --              --
 Commercial                                     --              --              --
 Residential real estate and other           1,354           1,648           2,000
                                      ------------    ------------    ------------
Total 90 days or more past due               3,431           1,648           4,890

Total nonperforming loans:
 CRE Non-construction                        9,210              --           2,927
 CRE Construction                           11,228              --              --
 CRE Mezzanine                               1,050           4,504           7,859
 Commercial                                     --              --              --
 Residential real estate and other           1,609           2,014           2,513
                                      ------------    ------------    ------------
Total nonperforming loans                   23,097           6,518          13,299
 Other real estate owned                       207             800           2,126
                                      ------------    ------------    ------------
Total nonperforming assets            $     23,304    $      7,318    $     15,425
                                      ============    ============    ============

Nonperforming loans/Total loans               1.14%           0.37%           0.81%
Nonperforming assets/Total assets             0.81%           0.28%           0.58%

Total nonperforming assets increased compared to December 2002 by $16.0 million to $23.3 million. The increase is primarily due to an increase in Troubled Debt Restructurings ("TDR's"). A TDR is a loan that was restructured in such a way as to provide the borrower with some form of concession relative to market absent a concession from the borrower that is deemed to be approximately proportionate to the lender's concession. Typically, the lender's concession is in the form of a lower interest rate, an extended term or forgiven principal or interest. A borrower's concession often comes in the form of additional loan paydowns and/or additional collateral.

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

With that said, Corus is required to report the balance of any TDR's under the nonperforming asset category which would seem to imply, in some way, that these loans are not performing. However the two loans - one is an office loan and the other a residential development loan - that constitute the $11.2 million construction TDR balance are not only both current in terms of required payments, but also are considered to be well collateralized. Management will continue to monitor these loans closely.

In addition to the increase in TDR's, a $7.1 million loan was placed on nonaccrual in May 2003. This loan, which is for a hotel located in Oregon, is currently in foreclosure proceedings. Management believes the loan is well secured and no loss is expected. Finally, this loan was previously listed as a potential problem loan.


Potential Problem Loans

In addition to those loans disclosed under the preceding Nonperforming Assets section, management identified, through their problem loan identification system, certain other loans in the portfolio where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans as nonaccrual, past due, or troubled debt restructurings. As of June 30, 2003, the principal amount of these loans was $22.8 million, driven primarily by one hotel loan totaling $17.6 million. This level represents a decline from the $32.8 million reported at March 31, 2003. The decline resulted from the impact of two loans, one of which became nonaccrual and the other became over 90 days past due.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior and current loss experience, delinquency levels, overall growth in the portfolio, current economic conditions, and other factors. Management believes that the level of the allowance for loan losses was adequate at June 30, 2003. A reconciliation of the activity in the allowance for loan losses is as follows:

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
(Dollars in thousands)                         JUNE 30                           JUNE 30
                                     ----------------------------     ---------------- ------------
                                         2003            2002             2003             2002
                                     ------------    ------------     ------------     ------------
Balance at beginning of period       $     35,517    $     40,244     $     36,629     $     40,457
Provision for loan losses                      --              --               --               --
Less charge-offs:
 Overdraft--Check Cashing                      --              --            1,105               --
 Residential real estate and other            340             822              736            1,457
 Commercial--Check Cashing                      7              --              443               --
 Commercial real estate                        --              --               --               --
                                     ------------    ------------     ------------     ------------
Total charge-offs                             347             822            2,284            1,457
                                     ------------    ------------     ------------     ------------
Add recoveries:
 Residential real estate and other            585             650            1,070            1,071
 Overdraft--Check Cashing                      22              --              360               --
 Commercial                                    34               5               36                6
 Commercial real estate                        --              17               --               17
                                     ------------    ------------     ------------     ------------
Total recoveries                              641             672            1,466            1,094
                                     ------------    ------------     ------------     ------------
Net recoveries/(charge-offs)                  294            (150)            (818)            (363)
                                     ------------    ------------     ------------     ------------

Balance at June 30                   $     35,811    $     40,094     $     35,811     $     40,094
                                     ============    ============     ============     ============

Loans at June 30                     $  2,032,640    $  1,642,457     $  2,032,640     $  1,642,457
                                     ============    ============     ============     ============
Allowance as a percentage of loans           1.76%           2.44%            1.76%            2.44%
                                     ============    ============     ============     ============

During 2002 Corus experienced its first losses in nearly twenty years related to our business of servicing the check cashing industry with charge-offs of $3.2 million. Furthermore, in our 2002 Annual Report we estimated potential additional charge-offs of $1.5 million. During the first quarter of 2003, Corus charged off the previously estimated $1.5 million, but has recovered year-to-date approximately $394,000 of previously charged off amounts. We are continuing to work with these customers and are hopeful that additional recoveries can be made. Excluding the aforementioned amounts, the Company had net recoveries, year-to-date, of $334,000.

`

Deposits

The following table details the composition of deposit products by type:

                                            JUNE 30                  December 31                June 30
(Dollars in thousands)                       2003                       2002                      2002
                                   -----------------------    -----------------------    -----------------------

Money Market                       $  919,582           41%   $  895,038           43%   $  896,034           43%
Retail certificates of deposit        425,021           19       396,821           19       412,768           20
Brokered certificates of deposit      339,468           15       258,409           13       267,888           13
Demand                                220,148           10       216,551           11       227,657           11
NOW                                   180,236            8       131,188            6       118,937            6
Savings                               168,033            7       161,766            8       157,632            7
                                   ----------   ----------    ----------   ----------    ----------   ----------
  Total                            $2,252,488          100%   $2,059,773          100%   $2,080,916          100%
                                   ==========   ==========    ==========   ==========    ==========   ==========


Funding/Liquidity

Corus' policy is to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors at all times. This objective is achieved primarily through the maintenance of liquid assets. Liquid assets are defined as federal funds sold and marketable securities that can be sold quickly without a material loss of principal.

The liquidity to fund loan commitments will first come from a combination of available liquidity and normal paydowns/payoffs of the existing loan portfolio and then, to the extent necessary, from additional issuance of brokered certificates of deposit ("BRCD"). A portion of Corus' current loan funding comes from BRCD and to the extent that total loans outstanding grow in the future, management expects to fund much, if not all, of that growth with BRCD. In order to avoid the liquidity risk of an overly significant portion maturing during any given year, Corus works to have the BRCD maturities staggered, ranging from 1 to 7 years. To further mitigate liquidity risk, Corus' liquidity policy requires that the Bank hold more liquid assets as the level of BRCD increases. As of June 30, 2003, BRCD totaled $339 million. The Bank has established a BRCD limit such that BRCD will not exceed 41% of total deposits (i.e., retail deposits and BRCD). Based on current deposit levels, this implies a maximum amount of BRCD of $1.3 billion.

Issuance of Trust Preferred Securities

In June 2003, Corus formed two wholly owned finance subsidiaries of the Company for the sole purpose of issuing what are commonly referred to as Trust Preferred securities. Trust Preferred securities are a very common form of raising tax-advantaged capital, especially for bank holding companies. While the legal structure of Trust Preferred securities is unfortunately quite complicated, both the essence of these securities, and the basis for Corus' decision to utilize them, is mercifully straightforward. Trust preferred securities are essentially long-term debt (30-year terms) with some unique features (discussed below).

The trusts sold $47.5 million of Trust Preferred securities via a private placement, the proceeds of which were "lent" to the Company and secured by subordinated debentures (subordinate to all other debt of the Company's but senior to common stock) issued by the Company to the trusts. The funds raised by the issuance of the Trust Preferred securities were, in turn, infused into the Bank as additional capital thus increasing the Bank's legal lending limit by just over $7 million. The increased legal lending limit, which will allow Corus to pursue larger loans, drove Corus' decision to pursue this financing strategy.

As cited above, Trust Preferred securities have several unique attributes. One of the most notable, and the key to the widespread issuance of Trust Preferred securities, is that the Federal Reserve allows bank holding companies to include, up to certain limits, Trust Preferred securities in the regulatory calculation of capital (what is known as "Tier 1" capital) while providing the issuer with a tax deductible funding vehicle. In addition, Trust Preferred securities: a) have no financial covenants (except in the event that the Company ever opts to defer payments, as described below), b) are not "puttable" back to Corus, and c) include an option for Corus to call them at par beginning on June 2008 and quarterly thereafter (or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules).

The Trust Preferred securities also grant Corus the right to defer interest payments on the subordinated debentures, and distributions on the Trust Preferred securities, for a period not to exceed 20 consecutive quarters without the subordinated debentures or Trust Preferred securities going into default (this provision is subject however to certain restrictions with regard to Corus' ability to make, among other things, dividends, distributions, etc. to holders of Corus common stock). It should be noted that this provision was not negotiated by Corus, but rather is a standard and required feature of Trust Preferred securities in order for the Federal Reserve to allow such instruments to be counted in capital at the bank holding company. While this deferral option is present, Corus does not anticipate that it would ever be utilized. See Note 5 of Notes to Consolidated Financial Statements for additional information.


Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of June 30, 2003 are presented below:

                                                                     Tier 1 Risk-Based           Total Risk-Based
                                         Tier 1 Leverage(1)              Capital(2)                 Capital(3)
                                      ------------------------    ------------------------    -----------------------
(Dollars in thousands)                  Amount         Ratio        Amount         Ratio        Amount        Ratio
                                      ----------    ----------    ----------    ----------    ----------   ----------
Minimum ratios for well-capitalized                       5.00%                       6.00%                     10.00%
Corus Bankshares, Inc.                $  504,611         19.07%   $  504,611         17.30%   $  570,630        19.57%
Subsidiary Bank                       $  445,111         17.39%   $  445,111         15.93%   $  480,051        17.18%

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

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate ("CRE") loans we originate into a rigorous system to analyze and quantify risk. At its core, this system takes the form of management and loan officers estimating a loan's Probability of Default ("POD") and its Loss Given Default ("LGD") if a serious recession should occur. This point bears repeating - the POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession. As a proxy, we use, among other things, the extreme declines in CRE property values witnessed during the late 1980's and early 1990's. Typically, we assume that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and we typically assume that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above. Lastly, it is important to realize that we could well have nonperforming loans and/or charge-offs in economic conditions other than what might be characterized as "serious." While Corus has attempted to be conservative in its assessment of potential defaults and losses, it is possible that actual defaults and/or losses may be greater, perhaps materially, than estimated.

Following is a table that summarizes the total size of our CRE loan portfolio, the weighted average POD and LGD percentages and the resulting implied CRE loans that could default and losses that could occur.

(Dollars in millions)                                  6/30/2003     12/31/2002     6/30/2002
                                                      ----------     ----------     ----------
CRE LOANS & UNFUNDED COMMITMENTS
CRE loans outstanding                                 $    1,875     $    1,553     $    1,436
Unfunded Commitments                                       1,192          1,224          1,025
                                                      ----------     ----------     ----------
  CRE Loans + Unfunded Commitments                    $    3,067     $    2,777     $    2,461
                                                      ==========     ==========     ==========

POTENTIAL DEFAULTS & LOSSES
CRE Loans + Unfunded Commitments                      $    3,067     $    2,777     $    2,461
Weighted average Probability of Default (POD)(1)            14.4%          14.9%          16.1%
                                                      ----------     ----------     ----------
  Potential CRE Loans that could default                     442            414            396
Weighted average Loss Given Default (LGD)(1)                16.5%          17.4%          19.5%
                                                      ----------     ----------     ----------
  Potential losses that could occur                   $       73     $       72     $       77
                                                      ==========     ==========     ==========

NONPERFORMING & NONACCRUAL LOANS
Potential CRE loans that could default                $      442     $      414     $      396
Potential losses that could occur                            (73)           (72)           (77)
                                                      ----------     ----------     ----------
  Potential remaining CRE NPL balances                       369            342            319
Percentage that could be nonaccrual                          100%           100%           100%
                                                      ----------     ----------     ----------
  Potential nonaccrual CRE NPL balances               $      369     $      342     $      319
                                                      ==========     ==========     ==========

POTENTIAL "LOST" INTEREST INCOME
Potential losses that could occur                     $       73     $       72     $       77
Potential remaining CRE NPL balances                         369            342            319
                                                      ----------     ----------     ----------
  Total CRE loans no longer accruing interest                442            414            396
Assumed average CRE loan interest rate(2)                    5.7%           6.3%           6.3%
                                                      ----------     ----------     ----------
  Potential total "lost" interest income (per annum)  $       25     $       26     $       25
                                                      ==========     ==========     ==========

(1) The POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels S that could manifest themselves during a "serious" recession.

(2) The assumed average CRE loan interest rate was the rate at the time of the analysis period and does not attempt to project future interest rates.

Management believes that the declines in the POD and LGD factors from June 30, 2002 to June 30, 2003 reflect, in aggregate, a safer portfolio.

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

The first, and largest component, is that for the Bank to receive the highest regulatory capital rating, known as well-capitalized, $246 million of capital must be kept against our $1.9 billion of CRE loans on the balance sheet and the

$1.2 billion of CRE related commitments (comprised of unfunded construction loans and outstanding commitment letters) as of June 30, 2003. The well-capitalized designation is very important in numerous respects; among other things, being below well-capitalized could potentially increase the Bank's FDIC premiums and adversely affect its ability to issue brokered certificates of deposit or pay dividends to the Bank Holding Company.

The second component is driven off of the POD and LGD factors. As shown above, total potential charge-offs under a serious recession, based on June 30, 2003 balances, are calculated at $73 million. Assuming certain IRS guidelines are followed, charge-offs are fully tax-deductible. Therefore, the potential $73 million of charge-offs would translate into an after-tax decrease in equity of $48 million.

The third, and last, component is a "cushion" over and above the regulatory well-capitalized minimums - this cushion was approximately $48 million (only coincidentally equal to the second component) as of June 30, 2003.

These three components of capital allocated to CRE loans totaled $342 million as of June 30, 2003. Lastly, the Bank has various non-CRE loans, commitments, and other items that require additional capital of $33 million, thus yielding a grand total capital goal of $375 million. The Bank had actual regulatory capital (Bank equity less goodwill plus a portion of the allowance for loan losses) of $480 million at June 30, 2003, or $105 million in excess of our capital goal.


TOTAL CAPITAL CALCULATION - BANK ONLY                           6/30/2003       12/31/2002       6/30/2002
-------------------------------------                          ------------    ------------    ------------
(Dollars in millions)
Total Bank Capital                                             $        452    $        391    $        380
+ Allowance for loan losses (less disallowed portion)                    35              32              29
- Goodwill and Other                                                     (7)             (9)             (8)
                                                               ------------    ------------    ------------
  Total Bank Regulatory Capital                                $        480    $        414    $        401
                                                               ============    ============    ============

Regulatory capital required to achieve
  well-capitalized designation                                 $        246    $        215    $        193
POD/LGD component for CRE Loans                                          48              47              48
Cushion for CRE Loans                                                    48              42              38
                                                               ------------    ------------    ------------
  Total Capital on CRE Loans                                   $        342    $        304    $        279
Non-CRE related capital                                                  33              37              40
                                                               ------------    ------------    ------------
  Total Capital Goal                                           $        375    $        341    $        319
                                                               ============    ============    ============

Actual regulatory capital in excess of goal                    $        105    $         73    $         82
                                                               ============    ============    ============

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "targets," "forecasts" "seeks," or "attempts" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

         o the general state of the economy and, together with all aspects of Corus' business that are affected by changes in the economy, the impact that changing rates have on Corus' net interest margin;

         o Corus' ability to increase the commercial real estate loan portfolio;

         o Corus' ability to access cost-effective funding to fund marginal loan growth;

         o changes in management's estimate of the adequacy of the allowance for loan losses;

         o changes in the overall mix of Corus' loan and deposit products;

         o the impact of competitors' pricing initiatives on loan and deposit products; and

         o the extent of defaults and losses given default, and the resulting lost interest income from such defaults.

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

Interest rate sensitivity was as follows:

Rate Shock Amount (1)                           -75 bp       -50 bp      0 bp      +50 bp     +100 bp    +200 bp
                                                ------       ------      ----      ------     -------    -------
Percent change in the next 12 month's
   net interest income vs. constant rates
June 30, 2003                                   (5.4)%       (3.4)%       --        2.6%       5.3%       11.5%
December 31, 2002                               (7.9)%       (4.2)%       --        2.8%       5.8%       11.8%


(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.


Corus' projected one-year sensitivity to interest rates has not changed significantly since December 31, 2002. Note that given the extraordinarily low absolute level of market interest rates, caution should be used in attempting to extrapolate these results beyond the range shown above.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $160.0 million as of June 30, 2003, including net unrealized gains of $67.1 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be "other than temporary." This price risk would also affect any gains or losses that may be realized on the sale of certain equity securities in the future.



                         ITEM 4. CONTROLS AND PROCEDURES



An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filing with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

TEM 1: LEGAL PROCEEDINGS.

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

(a)      The Annual Meeting of Shareholders was held on April 10, 2003.

(c) At the Annual Meeting of Shareholders the following matter was submitted to a vote of the shareholders:

(1) The election of six directors to the Board of Directors to serve until the next annual meeting of shareholders or until their successors are elected and take office:

                         Director                                 Votes For                      Votes Withheld
                         --------                                 ---------                      --------------
                    Joseph C. Glickman                            11,378,735                        1,262,116
                    Robert J. Glickman                            11,346,359                        1,294,492
                    Steven D. Fifield                             12,540,570                          100,281
                    Vance A. Johnson                              12,523,508                          117,343
                    Rodney D. Lubeznik                            12,519,464                          121,387
                    Michael J. McClure                            12,503,813                          137,038

(2) The ratification of the appointment of Ernst & Young LLP as Corus' independent accountants for the 2003 fiscal year:

                                Votes For                        Votes Against                     Abstentions
                                ---------                        -------------                     -----------
                                12,584,219                          29,069                            27,563

(3)      The proposal to amend Corus' Articles of Incorporation:

                                Votes For                        Votes Against                     Abstentions
                                ---------                        -------------                     -----------
                                12,438,745                          178,268                           23,838


ITEM 5: OTHER INFORMATION.

None.

                          PART II - OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3(i) Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003.

3(ii)    Amended and Restated By-Laws

15       Letter re unaudited interim financial information

31.1 Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99       Independent Accountants' Review Report


(b) Reports on Form 8-K.

         A Form 8-K was filed on April 16, 2003 regarding publicly released information on the Company's financial condition and results of operations for the quarter ended March 31, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CORUS BANKSHARES, INC.
                                            (Registrant)



August 8, 2003                         By:  /s/ Michael E. Dulberg
                                          -------------------------------------
                                          Michael E. Dulberg
                                          First Vice President and
                                          Chief Accounting Officer

                                          (Principal Accounting Officer and
                                          duly authorized Officer of Registrant)