Form 10-Q
period 2003-09-30
CORUS BANKSHARES INC
filed 2003-11-12
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X} No [ ]

As of October 31, 2003, the Registrant had 14,031,044 common shares, $0.05 par value, outstanding.

================================================================================

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2003


                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                                 1

ITEM 2.    Management's Discussion and Analysis of Financial Condition and     11
            Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk          31

ITEM 4.    Controls and Procedures                                             31

                          PART II. -- OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                   32

ITEM 2.    Changes in Securities and Use of Proceeds                           32

ITEM 3.    Defaults Upon Senior Securities                                     32

ITEM 4.    Submission of Matters to a Vote of Security Holders                 32

ITEM 5.    Other Information                                                   32

ITEM 6.    Exhibits and Reports on Form 8-K                                    32

           Signatures                                                          33

           Exhibit 15 - Letter RE Unaudited Financial Information              34

           Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification               35

           Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification               36

           Exhibit 32 - Section 1350 Certifications                            37

           Exhibit 99 - Independent Accountants' Review Report                 38

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)                    (Unaudited)
                                                                  SEPTEMBER 30   December 31     September 30
(Dollars in thousands)                                               2003            2002           2002
                                                                 --------------  ------------    ------------
Assets
       Cash and due from banks - non-interest bearing            $    59,580     $    61,560     $    78,206
       Federal funds sold                                            752,200         370,100         490,000
       Securities:
            Available-for-sale, at fair value
            Common stocks at the Bank Holding Company                164,519         147,845         141,645
            (amortized cost $95,661, $101,478 and $101,478)
            Other securities                                         144,867         272,799         280,149
            (amortized cost $142,110, $267,658 and $274,722)
            Held-to-maturity, at amortized cost                        6,597           6,687           6,730
            (fair value $6,655, $6,767 and $6,817)
                                                                 -----------     -----------     -----------
            Total Securities                                         315,983         427,331         428,524
       Loans, net of unearned income                               2,185,711       1,741,969       1,587,997
            Less: Allowance for loan losses                           36,145          36,629          36,740
                                                                 -----------     -----------     -----------
            Net Loans                                              2,149,566       1,705,340       1,551,257
       Premises and equipment, net                                    26,885          28,320          29,325
       Accrued interest receivable and other assets                   25,830          19,876          22,537
       Goodwill, net of accumulated amortization of $30,009            4,523           4,523           4,523
                                                                 -----------     -----------     -----------
Total Assets                                                     $ 3,334,567     $ 2,617,050     $ 2,604,372
                                                                 ===========     ===========     ===========

Liabilities and Shareholders' Equity
       Deposits:
            Noninterest-bearing                                  $   229,804     $   216,551     $   224,926
            Interest-bearing                                       2,414,977       1,843,222       1,828,305
                                                                 -----------     -----------     -----------
            Total Deposits                                         2,644,781       2,059,773       2,053,231
       Long-term debt - trust preferred securities                    92,500              --              --
       Other borrowings                                               36,547          48,110          51,698
       Accrued interest payable and other liabilities                 42,322          27,126          30,834
                                                                 -----------     -----------     -----------
Total Liabilities                                                  2,816,150       2,135,009       2,135,763
Shareholders' Equity
       Common stock (par value $0.05 per share,
            50,000,000 shares authorized; 14,041,044,
            14,119,244 and 14,128,144 shares outstanding,
            respectively)                                                702             706             706
       Surplus                                                        19,333          17,374          15,719
       Retained earnings                                             451,833         430,482         422,549
       Accumulated other comprehensive income                         46,549          33,479          29,635
                                                                 -----------     -----------     -----------
Total Shareholders' Equity                                           518,417         482,041         468,609

                                                                 -----------     -----------     -----------
Total Liabilities and Shareholders' Equity                       $ 3,334,567     $ 2,617,050     $ 2,604,372
                                                                 ===========     ===========     ===========


See accompanying notes.

                             CORUS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended       Nine Months Ended
                                                              September 30            September 30
                                                        ----------------------   ----------------------
(In thousands, except per share data)                      2003         2002        2003         2002
                                                        -----------  ---------   ----------   ---------
Interest, Loan Fees, and Dividend Income
       Interest and fees on loans:
            Taxable                                     $ 39,587     $ 31,794     $107,413     $ 96,484
            Tax-advantaged                                    38           54          123          172
       Federal funds sold                                  1,180        1,710        3,076        5,832
       Securities:
            Taxable                                        1,472        3,118        5,793        9,323
            Tax-advantaged                                    16           16           48           50
            Dividends                                      1,351        1,219        3,908        3,565
            Trading account                                  243          118          703          449
                                                        --------     --------     --------     --------
Total Interest, Loan Fees, and Dividend Income            43,887       38,029      121,064      115,875

Interest Expense
       Deposits                                           10,416       13,300       32,008       40,486
       Federal funds purchased                                --           --           --            3
       Long-term debt - trust preferred securities           577           --          609           --
       Other borrowings                                      267          452          894        1,376
                                                        --------     --------     --------     --------
Total Interest Expense                                    11,260       13,752       33,511       41,865

Net Interest Income                                       32,627       24,277       87,553       74,010

Provision for Loan Losses                                     --           --           --           --
                                                        --------     --------     --------     --------

Net Interest Income After Provision for Loan Losses       32,627       24,277       87,553       74,010

Noninterest Income
       Service charges on deposit accounts                 2,973        3,034        8,895        9,005
       Securities gains, net                               1,634        3,965        2,299        7,294
       Other income                                          639        1,691        2,031        3,015
                                                        --------     --------     --------     --------
Total Noninterest Income                                   5,246        8,690       13,225       19,314

Noninterest Expense
       Salaries and employee benefits                      9,106        6,827       25,472       22,102
       Net occupancy                                       1,113          977        3,132        2,913
       Data processing                                       679          620        1,999        1,812
       Depreciation - furniture & equipment                  404          598        1,174        1,433
       Other expenses                                      2,249        2,139        6,954        6,872
                                                        --------     --------     --------     --------
Total Noninterest Expense                                 13,551       11,161       38,731       35,132
                                                        --------     --------     --------     --------

Income Before Income Taxes                                24,322       21,806       62,047       58,192
Income Tax Expense                                         8,168        7,316       20,740       19,411

                                                        --------     --------     --------     --------
Net Income                                              $ 16,154     $ 14,490     $ 41,307     $ 38,781
                                                        ========     ========     ========     ========

Net income per share:
       Basic                                            $   1.15     $   1.02     $   2.94     $   2.74
       Diluted                                          $   1.12         1.01         2.88         2.71

Cash dividends declared per common share                $  0.500     $  0.160     $  1.160     $  0.475

Average common shares outstanding:
       Basic                                              14,039       14,157       14,059       14,159
       Diluted                                            14,385       14,290       14,363       14,306


See accompanying notes.

                             CORUS BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                                                                                  Accumulated
                                                                                                     Other
                                                        Common                       Retained    Comprehensive
(Dollars in thousands, except per share data)           Stock          Surplus       Earnings        Income         Total
                                                      ----------     ----------     ----------   -------------    ---------
Balance at December 31, 2002                          $     706      $  17,374      $ 430,482      $  33,479     $ 482,041

Net income                                                   --             --         41,307             --        41,307
Other comprehensive income (net of income taxes):
Net change in unrealized gains on available-
for-sale securities                                          --             --             --         13,070        13,070
                                                                                                                 ---------
Comprehensive income                                                                                                54,377
                                                                                                                 ---------

Retirement of 90,000 common shares                           (5)           (65)        (3,668)            --        (3,738)

Shares issued under stock option plan,
11,800 common shares                                          1            430             --             --           431

Deferred compensation                                        --          1,594             --             --         1,594

Cash dividends declared on common stock,
$1.160 per common share                                      --             --        (16,288)            --       (16,288)

                                                      ---------      ---------      ---------      ---------     ---------
Balance at September 30, 2003                         $     702      $  19,333      $ 451,833      $  46,549     $ 518,417
                                                      =========      =========      =========      =========     =========

See accompanying notes.

                             CORUS BANKSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                                       Common                       Retained      Comprehensive
(Dollars in thousands, except per share data)           Stock         Surplus       Earnings         Income         Total
                                                      ---------      ---------      ---------     -------------   ---------

Balance at December 31, 2001                          $     708      $  15,951      $ 391,798      $  42,429      $ 450,886

Net income                                                   --             --         38,781             --         38,781
Other comprehensive income (net of income taxes):
Net change in unrealized gains on available-
for-sale securities                                          --             --             --        (12,794)       (12,794)
                                                                                                                  ---------
Comprehensive income                                                                                                 25,987
                                                                                                                  ---------

Retirement of 31,500 common shares                           (2)           (35)        (1,304)            --         (1,341)

Deferred compensation                                        --           (197)            --             --           (197)

Cash dividends declared on common stock,
$0.475 per common share                                      --             --         (6,726)            --         (6,726)

                                                      ---------      ---------      ---------      ---------      ---------
Balance at September 30, 2002                         $     706      $  15,719      $ 422,549      $  29,635      $ 468,609
                                                      =========      =========      =========      =========      =========

See accompanying notes.

                             CORUS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in thousands)

Nine months ended September 30                                                     2003          2002
                                                                                ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $  41,307      $  38,781
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                                 2,119          2,373
      Amortization of investment and loan premiums, net                               580            297
      Deferred income tax (benefit) expense                                        (2,808)         1,078
      Securities gains, net                                                        (2,299)        (7,294)
      Deferred compensation                                                         4,025          1,676
      (Increase) decrease in accrued interest receivable and other assets          (4,100)         5,369
      Increase in accrued interest payable and other liabilities                    3,805          3,461
                                                                                ---------      ---------
          Net cash provided by operating activities                                42,629         45,741

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from maturities of securities held-to-maturity                          91            293
      Proceeds from maturities of available-for-sale securities                   149,651         67,014
      Proceeds from sales of available-for-sale securities                         10,883        233,589
      Purchases of available-for-sale securities                                  (29,171)      (360,538)
      Net increase in loans                                                      (446,748)      (120,508)
      Bad debt recoveries                                                           2,358          1,766
      Purchases of premises and equipment, net                                       (684)        (2,324)
                                                                                ---------      ---------
          Net cash used in investing activities                                  (313,620)      (180,708)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase (decrease) in deposit accounts                                     585,008        (68,225)
      Proceeds from issuance of long-term debt - trust preferred securities        92,500             --
      Repayment of debt                                                            (8,000)        (3,000)
      Decrease in other borrowings, net                                            (3,563)        (1,118)
      Issuance of common shares under the stock option plan                           431             --
      Retirements of common shares                                                 (3,738)        (1,341)
      Cash dividends paid on common shares                                        (11,527)        (6,657)
                                                                                ---------      ---------
          Net cash provided by (used in) financing activities                     651,111        (80,341)
                                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents                              380,120       (215,308)
Cash and cash equivalents at January 1                                            431,660        783,514
                                                                                ---------      ---------

Cash and cash equivalents at September 30                                       $ 811,780      $ 568,206
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

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. The adoption of FIN 46 is not expected to have a material impact on the Company's accounting and reporting.

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

      Corporate Support includes the net effect of support units after revenue and expense allocations, treasury management, and other corporate activities. Revenues primarily relate to dividends from the Company's investment in the common stocks of financial industry companies and the net effect of transfer pricing related to loan and deposit balances. In addition, revenues include gains/(losses) on equity securities. Corporate Support also incorporates the difference between the Company's reported provision for credit losses, which is determined in accordance with generally accepted accounting principles, and the credit provisions allocated to the reportable business units.

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

Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)      Commercial       Consumer        Retail         Corporate     Inter-segment
                             Lending         Lending         Banking         Support       Eliminations     Consolidated
                           -----------     -----------     -----------     -----------    -------------     -----------
Total Revenues (1)         $    21,840     $       998     $    11,158     $     3,877     $        --      $    37,873
Net Income                      10,468             256           3,782           1,648              --           16,154
Total Average Assets         2,284,516          75,490       2,568,377         191,726      (2,045,073)       3,075,036
End of Period Goodwill              --              --           4,523              --              --            4,523


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Dollars in thousands)      Commercial       Consumer        Retail         Corporate     Inter-segment
                             Lending         Lending         Banking         Support       Eliminations     Consolidated
                           -----------     -----------     -----------     -----------    -------------     -----------
Total Revenues (1)         $    14,543     $     2,082     $     9,172     $     7,170     $        --      $    32,967
Net Income                       6,289             706           2,584           4,911              --           14,490
Total Average Assets         1,736,850          85,509       2,158,673         356,913      (1,703,477)       2,634,468
End of Period Goodwill              --              --           4,523              --              --            4,523


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)      Commercial       Consumer        Retail         Corporate     Inter-segment
                             Lending         Lending         Banking         Support       Eliminations     Consolidated
                           -----------     -----------     -----------     -----------    -------------     -----------
Total Revenues (1)         $    57,666     $     3,572     $    28,724     $    10,816     $        --      $   100,778
Net Income                      25,848           1,129           8,396           5,934              --           41,307
Total Average Assets         2,078,735          84,683       2,337,045         161,469      (1,854,488)       2,807,444
End of Period Goodwill              --              --           4,523              --              --            4,523


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Dollars in thousands)      Commercial       Consumer        Retail         Corporate     Inter-segment
                             Lending         Lending         Banking         Support       Eliminations     Consolidated
                           -----------     -----------     -----------     -----------    -------------     -----------
Total Revenues (1)         $    43,867     $     5,929     $    28,919     $    14,609     $        --      $    93,324
Net Income                      18,748           1,681           8,547           9,805              --           38,781
Total Average Assets         1,648,993         126,909       2,172,483         403,923      (1,710,350)       2,641,958
End of Period Goodwill              --              --           4,523              --              --            4,523

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

      The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:

DERIVATIVE INCOME/(LOSS)                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30             SEPTEMBER 30
                                               Income Statement         -------------------      --------------------
(dollars in thousands)                         Classification            2003         2002        2003          2002
----------------------                         --------------          -------      -------      -------      -------

Fair value hedge (fixed-to-floating swaps):
Loan hedge                                      Interest Income        $   (16)     $    16      $    (1)     $   (41)
Brokered CD hedge(1)                            Interest Expense            --          N/A           --          N/A
                                                                       -------      -------      -------      -------
Total hedge                                                            $   (16)     $    16      $    (1)     $   (41)

Non-hedge:
Fixed-to-floating swaps                         Noninterest Income          22          (25)          32          (34)
Basis swaps                                     Noninterest Income      (1,091)         386        1,544        3,190
                                                                       -------      -------      -------      -------
Total Non-hedge                                                         (1,069)         361        1,576        3,156

                                                                       -------      -------      -------      -------
 Total Derivative Gain/(Loss)                                          $(1,085)     $   377      $ 1,575      $ 3,115
                                                                       =======      =======      =======      =======


NOTIONAL AMOUNTS OF DERIVATIVES

(Dollars in thousands)                          SEPTEMBER 30, 2003      September 30, 2002
----------------------                          ------------------      ------------------
Fair value hedge (fixed-to-floating swaps):
Loan hedge                                           $    5,712           $    8,761
Brokered CD hedge(1)                                    372,503                  N/A

Non-hedge:
Fixed-to-floating swaps                                     984                1,068
Basis swaps                                           1,000,000              800,000

(1) These swaps were entered into beginning in April 2003 and qualify for the "shortcut method," as defined by SFAS No. 133. Corus does not anticipate any net income statement impact from the associated mark-to-market adjustments.

5.    Issuance of Trust Preferred Securities

      In 2003, the Company formed Corus Statutory Trust I ("Trust I"), Corus Statutory Trust II ("Trust II"), and Corus Statutory Trust III ("Trust III"). All three entities are wholly-owned finance subsidiaries of the Company, formed for the sole purpose of issuing and selling capital securities and using the proceeds to purchase subordinated debentures issued by the Company. The trust preferred securities issued by the Trusts mature 30 years after issuance, although the securities are callable quarterly on or after the fifth year subsequent to issuance, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules.

      The following table summarizes the three trust preferred issuances:

                    Issue        Maturity                        Amount Issued
                     Date         Date             Rate          (in millions)
                 ----------     ----------     ------------      -------------
Trust I           June 2003      June 2033     LIBOR + 3.05%     $        27.5
Trust II          June 2003      June 2033     LIBOR + 3.10%              20.0
Trust III        Sept. 2033     Sept. 2033     LIBOR + 2.95%              45.0
                                                                 -------------
Total                                                            $        92.5
                                                                 =============


      Corus owns all of the combined $2.9 million of common securities issued by the three Trusts. The sole assets of the Trusts are subordinated debentures issued by Corus totaling $95.4 million, which have terms similar to that of the trust preferred securities. The subordinated debentures and the trust preferred securities pay distributions and dividends, respectively, on a quarterly basis. The interest rates on payments reset quarterly. Corus has the ability to defer interest payments on the subordinated debentures and distributions on the trust preferred securities for a period not to exceed 20 consecutive quarters subject, however, to certain restrictions with regard to Corus' ability to make, among other things, distributions to holders of Corus common stock. Corus has not exercised this option. Issuance fees totaled $344,000, $200,000, and $558,000, respectively, for the trust preferred securities issued by Trust I, Trust II, and Trust III and are being amortized over the 30-year lives of the securities. Finally, Corus has, through various agreements, essentially guaranteed payment of all amounts due under the trust preferred securities.


6.    Other Borrowings

      On June 26, 2001, Corus entered into an agreement with a third party to borrow $70 million, consisting of a term note in the amount of $50 million and a revolving note in the amount of $20 million, both at an effective interest rate equal to LIBOR plus 150 basis points, adjusted quarterly. Corus has extended the maturity date on both notes to June 25, 2006, and either note may be prepaid at any time without premium or penalty, except for certain yield maintenance charges not to exceed 3 months interest. Minimum principal repayment of the term note is $1.0 million quarterly beginning September 30, 2001 and the revolving note is payable upon maturity. Interest is payable quarterly. In addition, a fee at an annual rate of -1/4% of the average unused revolving note commitment is due quarterly.

      Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for loan losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of September 30, 2003, management believes that Corus was in compliance with all loan covenants.

      Interest and fees for both notes for the nine months ended September 30, 2003 totaled $890,000. At September 30, 2003, the term note had an outstanding balance of $36.0 million and the revolving credit line had no balance outstanding.

7.    Net Income Per Share

      Net income per share was calculated as follows:

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30             SEPTEMBER 30
                                                         -------------------     -------------------
(In thousands, except per share data)                      2003        2002       2003        2002
                                                         -------     -------     -------     -------
Denominator for basic earnings per share:
average common shares outstanding                         14,039      14,157      14,059      14,159
Dilutive common stock options                                346         133         304         147
                                                         -------     -------     -------     -------
Denominator for diluted earnings per share                14,385      14,290      14,363      14,306
                                                         =======     =======     =======     =======

Numerator:  Net income attributable to common shares     $16,154     $14,490     $41,307     $38,781

Net income per share:
Basic                                                    $  1.15     $  1.02     $  2.94     $  2.74
Diluted                                                     1.12        1.01        2.88        2.71

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

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                             ---------------------------     --------------------------
(In thousands, except per share data)                            2003            2002           2003            2002
                                                             ------------    -----------     -----------     ----------
Net income, as reported                                      $   16,154      $   14,490      $   41,307      $   38,781
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects                   28              26              44              99
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                         (281)           (285)           (817)           (761)
                                                             ----------      ----------      ----------      ----------
Pro forma net income                                         $   15,901      $   14,231      $   40,534      $   38,119
                                                             ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
Basic - as reported                                          $     1.15      $     1.02      $     2.94      $     2.74
Basic - pro forma                                                  1.13            1.01            2.88            2.69

Diluted - as reported                                        $     1.12      $     1.01      $     2.88      $     2.71
Diluted - pro forma                                                1.11            1.00            2.82            2.66

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

The allowance for loan losses is based upon quarterly reviews. These reviews include an assessment of the loan portfolio and include reviews of both specific credits and an overall assessment. Specific reviews are performed in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and can result in a specific reserve for certain impaired loans. For those loans not specifically reviewed, an assessment is performed, by loan type (i.e., commercial, commercial real estate, construction, home equity, residential first mortgage, etc.) to determine an inherent loss rate. The inherent loss rate is based primarily on a combination of historical loss experience and delinquency levels (current vs. historical).

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

OPERATING RESULTS

For the three months ended September 30, 2003, net income was $16.2 million, or $1.12 per share on a diluted basis, compared to net income of $14.5 million, or $1.01 per share on a diluted basis, in 2002. For the nine months ended September 30, 2003, net income was $41.3 million, or $2.88 per share on a diluted basis, versus $38.8 million, or $2.71 per share on a diluted basis, in 2002.

Earnings for the third quarter of 2003 represented annualized returns of 12.6% on equity (ROE) and 2.1% on assets (ROA) compared to 12.2% and 2.2% for the same period in 2002. Earnings year-to-date for both 2003 and 2002 represented annualized returns of 11.1% on equity (ROE) and 2.0% on assets (ROA).

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                            ---------------------------------------------------------------------
                                                                              2003                              2002
                                                            ---------------------------------------------------------------------
                                                                                      AVERAGE                             AVERAGE
                                                              AVERAGE       INTEREST   YIELD/    AVERAGE      INTEREST    YIELD/
(Dollars in thousands)                                        BALANCE       AND FEES    COST     BALANCE      AND FEES    COST
----------------------                                      -----------    ---------   -----   -----------    --------    -----
ASSETS
Earning Assets:
   Liquidity management assets (1)                          $   717,572    $   2,920   1.63%   $   758,051    $  4,970    2.62%
   Common stocks at the Bank Holding Company (2)                164,637        1,860   4.52%       161,490       1,678    4.16%
   Loans, net of unearned income (3)                          2,095,865       39,645   7.57%     1,629,225      31,878    7.83%
                                                            -----------    ---------           -----------    --------
      Total earning assets                                    2,978,074       44,425   5.97%     2,548,766      38,526    6.05%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                  77,292                             70,905
   Allowance for loan losses                                    (35,990)                           (40,151)
   Premises and equipment, net                                   27,130                             28,843
   Other assets, including goodwill                              28,530                             26,105
                                                            -----------                        -----------
      Total assets                                          $ 3,075,036                         $2,634,468
                                                            ===========                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
   Money market deposits                                    $   967,965    $   3,806   1.57%   $   888,820    $  4,862    2.19%
   Retail certificates of deposit                               422,518        2,473   2.34%       413,884       3,614    3.49%
   Brokered certificates of deposit                             427,321        3,490   3.27%       259,070       4,063    6.27%
   Savings deposits                                             168,727          211   0.50%       159,009         599    1.51%
   NOW deposits                                                 198,783          436   0.88%       120,679         162    0.54%
                                                            -----------    ---------           -----------    --------
      Total interest-bearing deposits                         2,185,314       10,416   1.91%     1,841,462      13,300    2.89%
Long-term debt - trust preferred securities                      54,348          577   4.25%            --          --      -- %
   Borrowings                                                    40,418          267   2.64%        51,586         452    3.50%
                                                            -----------    ---------           -----------    --------
      Total interest-bearing liabilities                      2,280,080       11,260   1.98%     1,893,048      13,752    2.91%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                 240,759                            231,161
   Other liabilities                                             42,143                             35,092
   Shareholders' equity                                         512,054                            475,167
                                                            -----------                        -----------
     Total liabilities and shareholders' equity             $ 3,075,036                        $ 2,634,468
                                                            ===========                        ===========
Interest income and loan fees/average earning assets        $ 2,978,074    $  44,425   5.97%   $ 2,548,766    $ 38,526    6.05%
Interest expense/average interest-bearing liabilities       $ 2,280,080       11,260   1.98%   $ 1,893,048      13,752    2.91%
                                                            -----------    ---------   ----    -----------    --------    ----
Net interest spread                                                        $  33,165   3.99%                  $ 24,774    3.14%
                                                                           =========   ====                   ========    ====
Net interest margin                                                                    4.45%                              3.89%
                                                                                       ====                               ====

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $9,000 for both 2003 and 2002.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $509,000 and $459,000 for 2003 and 2002, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $20,000 and $29,000 for 2003 and 2002, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                            ---------------------------------------------------------------------
                                                                              2003                              2002
                                                            ---------------------------------------------------------------------
                                                                                        AVERAGE                            AVERAGE
                                                              AVERAGE       INTEREST     YIELD/     AVERAGE      INTEREST    YIELD/
(Dollars in thousands)                                        BALANCE       AND FEES      COST      BALANCE      AND FEES    COST
----------------------                                      -----------    ---------   --------     --------    --------   --------
Assets
Earning Assets:
   Liquidity management assets (1)                           $ 658,545       $ 9,645      1.95%    $  789,762     $ 15,681   2.65%
   Common stocks at the Bank Holding Company (2)               153,262         5,380      4.68%       165,854        4,908   3.95%
   Loans, net of unearned income (3)                         1,902,907       107,603      7.54%     1,596,682       96,749   8.08%
                                                             ---------        ------               ----------       ------
      Total earning assets                                   2,714,714       122,628      6.02%     2,552,298      117,338   6.13%
Noninterest-earning assets:
   Cash and due from banks--noninterest bearing                  75,115                                75,914
   Allowance for loan losses                                   (36,147)                               (40,310)
   Premises and equipment, net                                  27,661                                 28,977
   Other assets, including goodwill                             26,101                                 25,079
                                                             ---------                             ----------
      Total assets                                         $ 2,807,444                             $2,641,958
                                                             =========                             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
   Money market deposits                                     $ 932,518       $11,666      1.67%    $  889,804     $ 13,644   2.04%
   Retail certificates of deposit                              403,391         8,005      2.65%       413,625       11,575   3.73%
   Brokered certificates of deposit                            320,129        10,601      4.42%       283,587       13,081   6.15%
   Savings deposits                                            166,716           980      0.78%       155,667        1,738   1.49%
   NOW deposits                                                161,518           756      0.62%       118,238          447   0.50%
                                                             ---------        ------      ----     ----------       ------
      Total interest-bearing deposits                        1,984,272        32,008      2.15%     1,860,921       40,485   2.90%

Long-term debt - trust preferred securities                     19,332           609      4.20%             -            -   -   %
   Borrowings                                                   41,786           894      2.85%        52,478        1,380   3.51%
                                                             ---------        ------               ----------       ------   ----
      Total interest-bearing liabilities                     2,045,390        33,511      2.18%     1,913,399       41,865   2.92%
Noninterest-bearing liabilities and shareholders' equity:
   Noninterest-bearing deposits                                229,049                                225,430
   Other liabilities                                            36,592                                 38,042
   Shareholders' equity                                        496,413                                465,087
                                                             ---------                             ----------
     Total liabilities and shareholders' equity            $ 2,807,444                             $2,641,958
                                                             =========                             ==========
Interest income and loan fees/average earning assets       $ 2,714,714      $122,628      6.02%    $2,552,298    $ 117,338   6.13%
Interest expense/average interest-bearing liabilities      $ 2,045,390        33,511      2.18%    $1,913,399       41,865   2.92%
                                                             ---------        ------      ----     ----------       ------   ----
Net interest spread                                                          $89,117      3.84%                  $  75,473   3.21%
                                                                              ======      ====                      ======   ====
Net interest margin                                                                       4.38%                              3.94%
                                                                                          ====                               ====

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $26,000 and $27,000 for 2003 and 2002, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $1.5 million and $1.3 million for 2003 and 2002, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $66,000 and $93,000 for 2003 and 2002, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three and nine months ended September 30, 2003, Corus' net interest margin increased by 56 and 44 basis points to 4.45% and 4.38%, respectively, compared to the prior year. These increases were achieved in spite of the fact that the Federal Reserve cut interest rates twice, for a combined 75 basis points, from the third quarter of 2002 to the third quarter of 2003. Corus was able to increase its net interest margin, versus comparable 2002 periods, due to strong loan growth which was initially funded by redeploying assets previously held in lower yielding investments. Growth in the most recent quarter was funded primarily through additional brokered CDs (see Funding/Liquidity section). Loans are, of course, Corus' highest yielding asset.

Another factor affecting yields is the impact of loan fees recognized during the period. As we have stated in previous quarters, loan fee income is a normal part of our business. The fees typically relate to points paid at closing where the recognition of income is deferred and amortized ratably over the term of the loan. Income recognition associated with these fees is relatively predictable and tends to increase as the overall level of loans increase. Other types of fees, on the other hand, such as those associated with the prepayment of loans or a contingent fee arrangement are less predictable and can result in earnings spikes since recognition of the income is not deferred, but rather recorded when received. Importantly, these fees are as much a part of Corus' business as points, they are simply accounted for differently due to their unpredictable nature. For the three and nine months ended September 30, 2003, total loan fees were $7.8 million and $21.4 million, respectively, compared $4.9 million and $15.6 million, respectively, for the prior year periods. This growth in fees during 2003, over 2002, is driven by our continued growth in total loans, especially commercial real estate loans, which generate virtually all of the loan fees.


Noninterest Income

For the three and nine months ended September 30, 2003, noninterest income decreased by $3.4 million and $6.1 million, respectively compared to the prior year. The decreases mainly resulted from lower net securities gains, as described below. Other income also decreased due to a one-time $1 million payment in the third quarter of 2002 related to the sale of Corus' Trust and Investment Management business in October 2000. Service charges on deposit accounts were essentially flat compared to the prior year.


Securities Gains/(Losses), net

For the three and nine months ended September 30, 2003, Corus recorded net securities gains of $1.6 million and $2.3 million, respectively, compared to $4.0 million and $7.3 million of net gains in the same periods of 2002. The following details the net securities gains/(losses) by source:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003        2002      2003        2002
                                                      --------    --------   --------    --------
Gains on common stocks at Bank Holding Company        $  2,759    $     --   $ 10,074    $    951
Charge for "other than temporary" impairment                --          --     (8,962)         --
Sales of securities at subsidiary bank                     (56)      3,604       (389)      3,187
Mark-to-market adjustments on non-hedge derivatives     (1,069)        361      1,576       3,156
                                                      --------    --------   --------    --------
Total securities gains/(losses), net                  $  1,634    $  3,965   $  2,299    $  7,294
                                                      ========    ========   ========    ========

Gains on common stocks at Bank Holding Company

Gains on common stocks at the Bank Holding Company relate to the common stock portfolio of various financial industry companies held at the Bank Holding Company (see Common Stock Portfolio section for additional details). For the first nine months of 2003, Corus recognized gains totaling $10.1 million compared to $951,000 for the same period of 2002. The 2003 gains reflect both a $7.3 million gain from the actual sale of securities in the first quarter as well as a gain of $2.8 million in the third quarter resulting from two stock-for-stock acquisition transactions relating to investments held by Corus. These transactions, while not taxable until the stock is sold, result in a book gain equal to the difference between the value received in the stock of the acquirer as compared to Corus' cost basis in the acquired company's stock.

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

With all the preceding being said, it is important to note that while the accounting rules require that we report short-term stock price declines as "other than temporary" losses in the income statement, the reality is stock prices - for even the finest and best-managed companies - rise and fall, sometimes over very extended periods of time (such "extended" periods of times can easily be multiples of a six month timeframe). The fact that a company's shares fall in value for a period as short as six months is neither overly concerning to us nor any reasonable indicator of how the stock may fare in the future. This is particularly true if the overall stock market has been declining. Conversely, if a stock has been falling in the face of a generally rising market, especially if this has been occurring over a protracted period of time, this poor relative performance may well indicate a genuine problem with the company and its prospects. Regardless, such a fundamental/economic approach is not the way the accounting rules work.

Lastly, while we are required to report securities losses from these "other than temporary" declines in value, we are not allowed to report securities gains when those same securities recover in value. Case in point, as of September 30, 2003, $4.9 million of the previously charged-off $9.0 million, has been recovered as the prices of the associated common stocks have risen. Unfortunately, while Corus was required to record the $9.0 million charge as a reduction to income, the recovery does not receive the same accounting treatment, but must instead be recorded as an unrealized gain (as Other Comprehensive Income in Shareholders' Equity) and not recognized in income until the security is ultimately sold. Unfortunately, this is another accounting `disconnect' that companies, and their investors, must learn to live with.


Mark-to-market adjustments on non-hedge derivatives

Finally, for the three and nine months ended September 30, 2003, the Bank recorded a loss of $1.1 million and a gain of $1.6 million, respectively, from what we refer to as mark-to-market adjustments on non-hedge derivatives. Compared to the prior year, this represents declines of approximately $1.4 million for the quarter and $1.6 million year-to-date. Due to their unusual nature, the basis for these gains/(losses) requires additional explanation.

Like many banks, Corus utilizes derivatives to hedge its interest rate risk. This is accomplished primarily via interest rate swaps (to effectively convert fixed-rate loans and brokered CDs to floating rate or vice versa) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans).

As of January 1, 2001, virtually all companies were required to adopt new derivative accounting rules (known as SFAS No. 133). These rules require that all derivative instruments be included on the balance sheet at market value. In addition, the rules provide that if a derivative is "paired-off" against specific assets and/or liabilities and also passes an additional succession of tests, then the income statement impact of any periodic changes in the value of the derivative effectively does not need to be reflected on the company's income statement. Such derivatives are afforded what is termed "hedge accounting" treatment. The rules are enormously complex, but suffice it to say that even though the basis swaps we have entered into are designed to hedge our interest rate risk - that is, regardless of the accounting treatment the basis swaps are economic hedges - they do not qualify for hedge accounting treatment and thus changes in the market value of these instruments must be reflected on our income statement as securities gains/(losses). Our interest rate swaps, on the other hand, generally do qualify for hedge accounting.

Since Corus' basis swaps do not qualify for hedge accounting treatment, periodic changes in their market value will appear as securities gains/(losses) on the Company's income statement. Since this income does not stem from having actually sold the instruments, it is subject to reversal based on future changes in the market values. In fact, if Corus holds basis swaps to maturity, which we generally do, the value of the instruments will ultimately return to $0. What this means is that the cumulative gains or losses recognized at any point in time would be temporary as they would ultimately reverse, such that the cumulative gains and losses over the life of a basis swap would sum to zero. However in the event that Corus sells any basis swaps prior to maturity, the cumulative gains or losses would not reverse.

As of September 30, 2003, Corus has recorded net cumulative gains of $6.6 million related to mark-to-market adjustments on non-hedge derivatives. While the portfolio of basis swaps vary both in notional amounts and maturities, they will all have matured by 2008. This means that absent any sales of existing swaps, the previously recognized $6.6 million of securities gains will "reverse" in the form of $6.6 million of securities losses between now and 2008. While management can predict the eventual reversal of these gains, we cannot predict in what periods or in what periodic amounts those reversals will occur.


Noninterest Expense

For the three and nine months ended September 30, 2003, noninterest expense increased by $2.4 million, and $3.6 million, respectively, compared to the prior year, predominantly due to rises in salaries and benefits expense. The increases resulted from two specific items. First, officer bonus accruals increased by $1.1 million and $1.8 million for the three and nine months ended September 30, 2003, respectively, compared to 2002. Corus' commercial loan officers are compensated primarily on a commission basis so strong loan growth naturally results in increased compensation. Second, the mark-to-market adjustments associated with the Commercial Loan Officer Commission Program ("the CLO Commission Program") increased compared to the prior year. The CLO Commission Program is discussed in greater detail below.

The CLO Commission Program is a compensation plan whereby commissions may be earned each year with a portion paid currently and the remainder deferred for up to 10 years (note that both the paid and deferred amounts are expensed in that year). The deferred portion can be invested, at each participant's option, in among other instruments, Corus common stock. The number of shares deferred is determined by dividing the commission amount by an average stock price, as defined in the plan document. To the extent that commissions are deferred in Corus stock, the Company repurchases an equal number of shares in the open market. In this way, the Company has effectively "hedged" itself against changes in the value of the stock between the deferral date and the ultimate delivery date. Ideally, this should be the end of the story until the shares are ultimately released at the end of the deferral period.

However, as described more completely in the plan document, the deferred amounts are subject to loss under certain circumstances. As a result, actual amounts due to the employees are not known until the end of the deferral period and as such the CLO Commission Program must be accounted for under what is known as "variable plan accounting" rules. Under these rules, the Company is required to record an adjustment to income based on changes in the market value of the deferred stock. Therefore even though the Company has clearly purchased, and is essentially holding in "inventory", the shares required to satisfy its obligation to the employees, changes in the liability to the employees, as defined by changes in the market value of the deferred stock, must be recorded as either expense or income. In other words, if the price of Corus stock rises, the Company must record additional compensation expense and if the price falls, a reduction to compensation expense is recorded. We refer to this as the CLO Commission Program mark-to-market adjustment. It is important to note these adjustments carry no current tax payment or cash flow implications.

During the third quarter of 2003, the market price of Corus stock increased and as a result, additional compensation expense of $868,000 was recorded. By comparison, during the third quarter of 2002, Corus' stock price declined slightly resulting in a reduction to expense of $261,000, a fluctuation of $1.1 million. On a year-to-date basis, the CLO Commission Program mark-to-market adjustment resulted in additional expense of $1.6 million in 2003, and a reduction to expense of $197,000 in 2002, resulting in a difference of $1.8 million.


FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:


(Dollars in thousands)                            SEPTEMBER 30, 2003   December 31, 2002     September 30, 2002
                                               AMOUNT       PERCENT     Amount      Percent    Amount      Percent
                                            ----------      -------   ----------    -------  ----------    -------
Loans, net of unearned income               $2,185,711        67%     $1,741,969       69%   $1,587,997        63%
Federal funds sold                             752,200        23         370,100       14       490,000        20
Securities other than common stocks            151,464         5         279,486       11       286,879        11
Common stocks at the Bank Holding Company      164,519         5         147,845        6       141,645         6
                                               -------         -         -------      ---       -------       ---
Total                                       $3,253,894       100%     $2,539,400      100%   $2,506,521       100%
                                            ==========       ===      ==========      ===    ==========       ===

Loans

The following table details the composition of Corus' loan portfolio:

(Dollars in thousands)                    SEPTEMBER 30, 2003          December 31, 2002         September 30, 2002
                                         AMOUNT       PERCENT       Amount       Percent       Amount       Percent
                                       ----------   ----------    ----------   ----------    ----------   ----------
Loans:
   Commercial real estate:
     Non-construction                  $1,162,101           53%   $  989,146           57%   $  828,010           52%
     Construction                         821,547           38       531,612           30       532,131           34
     Mezzanine                             47,590            2        32,092            2        36,240            2
                                       ----------   ----------    ----------   ----------    ----------   ----------
   Total commercial real estate         2,031,238           93%    1,552,850           89%    1,396,381           88%
   Commercial                              79,839            4        87,631            5        79,707            5
   Residential real estate and other       74,634            3       101,488            6       111,909            7
                                       ----------   ----------    ----------   ----------    ----------   ----------
Total Loans                            $2,185,711          100%   $1,741,969          100%   $1,587,997          100%
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

The table above shows commercial real estate loans of $2.0 billion, an increase of $635 million or 45% compared to September 30, 2002. This table, however, only reflects actual balances outstanding, which excludes commitments. While not yet funded, commitments, which consist of unfunded loan amounts and commitment letters issued, are also a significant part of the loan portfolio. Including commitments, the commercial loan portfolio, as shown below totals $3.3 billion.

The table below shows a reconciliation of commercial real estate loans outstanding to the total including commitments.

COMMERCIAL REAL ESTATE LOANS OUTSTANDING INCLUDING COMMITMENTS

                                 SEPTEMBER 30, 2003          December 31, 2002         September 30, 2002
(Dollars in thousands)          AMOUNT       PERCENT       Amount       Percent       Amount       Percent
                             ----------   ----------    ----------   ----------    ----------   ----------
Funded loans, net            $2,031,238           61%   $1,552,850           56%   $1,396,381           58%
Commitments:
  Loans                       1,072,131           32     1,050,808           38       933,074           38
  Commitment Letters            189,375            6       152,164            5        72,725            3
  Letters of Credit              20,682            1        20,682            1        20,493            1
                             ----------   ----------    ----------   ----------    ----------   ----------
Total                        $3,313,426          100%   $2,776,504          100%   $2,422,673          100%
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

The following tables break out commercial real estate loans by 1) property type,
2) location, 3) size, and 4) a cross-section of location and property type.

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE

(Dollars in millions)                             AS OF SEPTEMBER 30, 2003
                                 ------------------------------------------------------------
                                               LOANS OUTSTANDING         TOTAL COMMITMENT(1)
                                   # OF      ---------------------      ---------------------
                                  LOANS       AMOUNT         %           AMOUNT         %
                                 --------    --------     --------      --------     --------
Condo/loft conversion                  44    $    652           32%     $  1,324           40%
Hotel                                  39         553           27           662           20
Office                                 24         354           18           596           18
Rental apartments                      15         271           13           473           14
Warehouse / Light industrial           12          64            3           117            4
Nursing homes                           9          69            3            69            2
Vacant land                             5          36            2            37            1
Retail                                  4           8           --             8           --
Other                                   1           2           --             2           --
Loans less than $1 million            209          49            3            52            2
Deferred fees/other discounts         N/A         (27)          (1)          (27)          (1)
                                 --------    --------     --------      --------     --------
  Total                               362    $  2,031          100%     $  3,313          100%
                                 ========    ========     ========      ========     ========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

COMMERCIAL REAL ESTATE LOANS - BY MAJOR METROPOLITAN AREA

(Dollars in millions)                                     AS OF SEPTEMBER 30, 2003
                                         ------------------------------------------------------------
                                                      LOANS OUTSTANDING          TOTAL COMMITMENT(1)
                                           # OF      ---------------------      ---------------------
                                           LOANS      AMOUNT         %           AMOUNT         %
                                         --------    --------     --------      --------     --------
California:
  Los Angeles                                  23    $    317           16%     $    508           15%
  San Francisco                                 7          85            4           218            7
  San Diego                                     7          84            4           112            3
  Sacramento                                    2          52            2            76            2
                                         --------    --------     --------      --------     --------
California Total                               39         538           26           914           27

Washington, D.C.(2)                            18         283           14           547           17

Chicago                                        40         262           13           419           13
Chicago -- Loans less than $1 million         200          45            2            47            1

New York City                                  14         261           13           431           13

Miami                                         199          10          272             8
                                                                                                    6
Texas:
  Houston                                       9         166            8           190            6
  Dallas                                        3          32            2            59            2
  San Antonio                                   1           6           --             6           --
                                         --------    --------     --------      --------     --------
Texas Total                                    13         204           10           255            8

Other (3)                                      32         266           13           455           14
Deferred fees/other discounts                 N/A         (27)          (1)          (27)          (1)
                                         --------    --------     --------      --------     --------
  Total                                       362    $  2,031          100%     $  3,313          100%
                                         ========    ========     ========      ========     ========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)   Includes northern Virginia and Maryland loans.

(3)   No other metropolitan area exceeds three percent of the total.

COMMERCIAL REAL ESTATE LOANS - BY TOTAL COMMITMENT

(Dollars in millions)                             AS OF SEPTEMBER 30, 2003
                                 ------------------------------------------------------------
                                               LOANS OUTSTANDING         TOTAL COMMITMENT(1)
                                   # OF      ---------------------      ---------------------
                                  LOANS       AMOUNT         %           AMOUNT         %
                                 --------    --------     --------      --------     --------
$60 million and above                  12    $    390           19%     $    802           24%
$40 million to $60 million             16         491           24           762           23
$20 million to $40 million             35         561           28           981           30
$1 million to $20 million              90         567           28           743           22
Less than $1 million                  209          49            2            52            2
Deferred fees/other discounts         N/A         (27)          (1)          (27)          (1)
                                 --------    --------     --------      --------     --------
  Total                               362    $  2,031          100%     $  3,313          100%
                                 ========    ========     ========      ========     ========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

COMMERCIAL REAL ESTATE LOAN COMMITMENTS - BY MAJOR METROPOLITAN AREA AND PROPERTY TYPE(1)

(Dollars in millions)                                      AS OF SEPTEMBER 30, 2003
                                     ----------------------------------------------------------------------
                                     Condo/loft                             Rental       All
                                     conversion      Hotel      Office    apartments   others(2)     Total
                                     ----------    --------    --------   ----------   ---------   --------
California:
  Los Angeles                         $     69     $    193    $     61    $     71    $    114    $    508
  San Francisco                            144           18          56          --          --         218
  San Diego                                 --           46          49          17          --         112
  Sacramento                                --           --          43          33          --          76
                                      --------     --------    --------    --------    --------    --------
California Total                           213          257         209         121         114         914

Washington, D.C.(3)                        163          110         222          52          --         547

New York City                              258           37          14         110          12         431

Chicago -- greater than $1 million         188           85          24          27          95         419

Miami                                      165           57          --          50          --         272

Texas:
  Houston                                   70           --          79          41          --         190
  Dallas                                    59           --          --          --          --          59
  San Antonio                               --           --           6          --          --           6
                                      --------     --------    --------    --------    --------    --------
Texas Total                                129           --          85          41          --         255

Other(4)                                   208          116          42          72          12         450
                                      --------     --------    --------    --------    --------    --------
  Subtotal                            $  1,324     $    662    $    596    $    473    $    233    $  3,288
                                      ========     ========    ========    ========    ========
Loans less than $1 million                                                                               52
Deferred fees/other discounts                                                                           (27)
                                                                                                   --------
  Total                                                                                            $  3,313
                                                                                                   ========

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2) Includes warehouse/light industrial, nursing homes, vacant land, retail, and other.

(3)   Includes northern Virginia and Maryland loans.

(4)   No other metropolitan area exceeds three percent of the total.

The following table shows the locations of new loans originated during the first nine months of 2003 and 2002:

COMMERCIAL REAL ESTATE LOAN ORIGINATIONS - BY LOCATION

(Dollars in millions)                    NINE MONTHS ENDED SEPTEMBER 30:
                                    2003                                 2002
                      --------------------------------     --------------------------------
                        # OF                                 # OF
                       LOANS       AMOUNT        %          LOANS       AMOUNT        %
                      --------    --------    --------     --------    --------    --------
California                  12    $    280          25%           8    $    308          29%
Washington D.C.(1)           7         204          18            6         286          27
New York                     5         161          15            4          98           9
Illinois                    15         138          12           21         186          18
Florida(2)                   1          86           8           --          --          --
Other                       14         240          22           12         184          17
                      --------    --------    --------     --------    --------    --------
  Total                     54    $  1,109         100%          51    $  1,062         100%
                      ========    ========    ========     ========    ========    ========

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

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details various loan participations in which Corus has purchased an interest:

                                                                 AS OF SEPTEMBER 30, 2003
                                                      -----------------------------------------------
                                                        CURRENT COMMITMENT      BALANCE OUTSTANDING
                                              %       ---------------------    ----------------------
LOAN #         PROPERTY TYPE    LOCATION    PURCH      TOTAL        CORUS       TOTAL         CORUS
------         -------------    --------    -----      -----        -----       -----         -----
(Dollars in thousands)
    1        Office                 CA        12%     $187,883   $   22,546    $181,792    $   21,815
    2        Hotel                  CA        15%       94,773       14,216      94,773        14,216
                                                                 ----------                ----------
Total purchased interest                                         $   36,762                $   36,031
Corus' total CRE portfolio                                        3,313,426                 2,031,238
Purchased interests as a percentage of Corus' total                     1.1%                      1.8%

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

Common Stocks

At September 30, 2003, Corus had investments in the common stocks of 29 financial industry companies with a current market value totaling $164.5 million, including net unrealized gains of $68.9 million. These investments are included in the available-for-sale classification. The following is a list of Corus' holdings, by market value, as of September 30, 2003:

                                                   TICKER                                            MARKET            PERCENTAGE OF
CORPORATION                                        SYMBOL               SHARES HELD                   VALUE              PORTFOLIO
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
  Comerica Inc.                                      CMA                  339,300                  $   15,811                 9.6%
  FleetBoston Financial Corp.                        FBF                  423,960                      12,782                 7.8
  JP Morgan Chase & Co.                              JPM                  319,100                      10,955                 6.7
  MAF Bancorp Inc.                                  MAFB                  281,550                      10,755                 6.5
  Charter One Financial Inc.                         CF                   338,536                      10,359                 6.3
  Citigroup Inc.                                      C                   225,000                      10,240                 6.2
  Amsouth Bancorporation                             ASO                  466,015                       9,889                 6.0
  Wachovia Corp.                                     WB                   223,840                       9,220                 5.6
  Bank of America Corp.                              BAC                   99,873                       7,794                 4.7
  Merrill Lynch & Co. Inc.                           MER                  132,000                       7,066                 4.3
  US Bancorp                                         USB                  268,870                       6,450                 3.9
  South Trust Corp.                                 SOTR                  195,900                       5,752                 3.5
  Bank One Corp.                                     ONE                  137,700                       5,322                 3.2
  Union Planters Corp.                               UPC                  143,554                       4,542                 2.8
  Morgan Stanley Dean Witter & Co.                   MWD                   82,000                       4,138                 2.5
  Compass Bancshares Inc.                           CBSS                  108,750                       3,774                 2.3
  Amcore Financial Inc.                             AMFI                  142,500                       3,585                 2.2
  Hibernia Corp.                                     HIB                  154,200                       3,124                 1.9
  Associated Banc Corp.                             ASBC                   80,786                       3,061                 1.9
  Mellon Financial Corp.                             MEL                  100,000                       3,014                 1.8
  Bank of New York Co. Inc.                          BK                   100,000                       2,911                 1.8
  Suntrust Banks Inc.                                STI                   48,000                       2,898                 1.8
  Banknorth Group Inc.                               BNK                   90,000                       2,540                 1.6
  Mercantile Bankshares Corp.                       MRBK                   58,500                       2,340                 1.4
  National City Corp.                                NCC                   74,520                       2,195                 1.3
  Provident Bancshares Corp.                        PBKS                   43,757                       1,240                 0.8
  BB&T Corp.                                         BBT                   33,737                       1,212                 0.7
  Commerce Bancshares Inc.                          CBSH                   27,135                       1,187                 0.7
  First Source Corp.                                SRCE                   18,992                         363                 0.2
                                                                                                   ----------              ------
Total                                                                                              $  164,519               100.0%
                                                                                                   ==========              ======

During the three and nine months ended September 30, 2003, Corus received dividends on the stock portfolio of $1.4 million and $3.9 million, respectively, compared to $1.2 million and $3.6 million during the same periods of 2002. See noninterest income section for discussion of treatment of realized and unrealized gains and losses.

Nonperforming Assets

Nonperforming loans are nonaccrual loans, troubled debt restructurings, and 90 days or more past due loans still accruing interest. The breakdown by loan category is shown below:

                                        SEPTEMBER 30      December 31     September 30
(Dollars in thousands)                      2003             2002             2002
                                         ----------       ----------       ----------
Nonaccrual loans:
  CRE Non-construction                   $    7,133       $       --       $       --
  CRE Construction                               --               --               --
  CRE Mezzanine                                 741            4,504            8,249
  Commercial                                     --               --               --
  Residential real estate and other             129              304              304
                                         ----------       ----------       ----------
Total nonaccrual                              8,003            4,808            8,553

Troubled debt restructurings:
  CRE Non-construction                           --               --               --
  CRE Construction                           10,560               --               --
  CRE Mezzanine                                  --               --               --
  Commercial                                     --               --               --
  Residential real estate and other              62               62               62
                                         ----------       ----------       ----------
Total troubled debt restructurings           10,622               62               62

Loans 90 days or more past due:
  CRE Non-construction                          665               --               88
  CRE Construction                               --               --               --
  CRE Mezzanine                                  --               --               --
  Commercial                                     --               --               --
  Residential real estate and other           1,008            1,648            1,760
                                         ----------       ----------       ----------
Total 90 days or more past due                1,673            1,648            1,848

Total nonperforming loans:
  CRE Non-construction                        7,798               --               88
  CRE Construction                           10,560               --               --
  CRE Mezzanine                                 741            4,504            8,249
  Commercial                                     --               --               --
  Residential real estate and other           1,199            2,014            2,126
                                         ----------       ----------       ----------
Total nonperforming loans                    20,298            6,518           10,463
  Other real estate owned                       282              800              916
                                         ----------       ----------       ----------
Total nonperforming assets               $   20,580       $    7,318       $   11,379
                                         ==========       ==========       ==========

Nonperforming loans/Total loans                0.93%            0.37%            0.66%
Nonperforming assets/Total assets              0.62%            0.28%            0.44%

Total nonperforming assets increased compared to December 2002 by $13.3 million to $20.6 million. The increase is primarily due to an increase in Troubled Debt Restructurings ("TDR's"). A TDR is a loan that was restructured in such a way as to provide the borrower with some form of concession relative to market absent a concession from the borrower that is deemed to be approximately proportionate to the lender's concession. Typically, the lender's concession is in the form of a lower interest rate, an extended term or forgiven principal or interest. A borrower's concession often comes in the form of additional loan paydowns and/or additional collateral.

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

With that said, Corus is required to report the balance of any TDR's under the nonperforming asset category which would seem to imply, in some way, that these loans are not performing. However the two loans - one is an office loan and the other a residential development loan - that constitute the $10.6 million construction TDR balance are not only both current in terms of required payments, but also are considered to be well collateralized. Management will continue to monitor these loans closely.

In addition to the increase in TDR's, a $7.1 million loan was placed on nonaccrual in May 2003. Management believes the loan is well secured and no loss is expected.

Potential Problem Loans

In addition to those loans disclosed under the preceding Nonperforming Assets section, management identified, through their problem loan identification system, certain other loans in the portfolio where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans as nonaccrual, past due, or troubled debt restructurings. As of September 30, 2003, the principal amount of these loans was $21.9 million, driven primarily by one hotel loan totaling $17.5 million. This level represents a decrease from the $22.8 million reported at June 30, 2003.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior and current loss experience, delinquency levels, overall growth in the portfolio, current economic conditions, and other factors. Management believes that the level of the allowance for loan losses was adequate at September 30, 2003. A reconciliation of the activity in the allowance for loan losses is as follows:

                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
(Dollars in thousands)                           SEPTEMBER 30                          SEPTEMBER 30
                                         -----------------------------        ------------------------------
                                             2003              2002               2003               2002
                                         -----------       -----------        -----------        -----------
Balance at beginning of period           $    35,811       $    40,094        $    36,629        $    40,457
Provision for loan losses                         --                --                 --                 --
Less charge-offs:
  Residential real estate and other              474               815              1,210              2,272
  Overdraft -- Check Cashing                      84             2,651              1,189              2,651
  Commercial -- Check Cashing                     --               560                443                560
  Commercial real estate                          --                --                 --                 --
                                         -----------       -----------        -----------        -----------
Total charge-offs                                558             4,026              2,842              5,483
                                         -----------       -----------        -----------        -----------
Add recoveries:
  Residential real estate and other              604               671              1,674              1,743
  Overdraft -- Check Cashing                     288                --                682                 --
  Commercial                                      --                 1                  2                  6
  Commercial real estate                          --                --                 --                 17
                                         -----------       -----------        -----------        -----------
Total recoveries                                 892               672              2,358              1,766
                                         -----------       -----------        -----------        -----------
Net recoveries/(charge-offs)                     334            (3,354)              (484)            (3,717)
                                         -----------       -----------        -----------        -----------
Balance at September 30                  $    36,145       $    36,740        $    36,145        $    36,740
                                         ===========       ===========        ===========        ===========
Loans at September 30                    $ 2,185,711       $ 1,587,997        $ 2,185,711        $ 1,587,997
                                         ===========       ===========        ===========        ===========
Allowance as a percentage of loans              1.65%             2.31%              1.65%              2.31%
                                         ===========       ===========        ===========        ===========

In the third quarter of 2002 and again in the first quarter of 2003, Corus charged off amounts related to Corus' business of servicing the check cashing industry. These losses, which were Corus' first losses related to this business in nearly twenty years, were associated with a specific incident. Excluding the aforementioned charge-offs, the Company had net recoveries of $465,000 for the 2003 year-to-date period.

Deposits

The following table details the composition of deposit products by type:

                                         SEPTEMBER 30               December 31              September 30
(Dollars in thousands)                       2003                      2002                     2002
                                      -------------------       -------------------       -------------------
Money Market                          $1,070,930       40%      $  895,038       43%      $  878,093       42%
Brokered certificates of deposit         551,766       21          258,409       13          408,267       20
Retail certificates of deposit           424,358       16          396,821       19          258,225       13
Demand                                   229,804        9          216,551       11          224,926       11
NOW                                      201,547        8          131,188        6          122,903        6
Savings                                  166,376        6          161,766        8          160,817        8
                                      ----------      ---       ----------      ---       ----------      ---
  Total                               $2,644,781      100%      $2,059,773      100%      $2,053,231      100%
                                      ==========      ===       ==========      ===       ==========      ===

Funding/Liquidity

Corus' policy is to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors at all times. This objective is achieved primarily through the maintenance of liquid assets. Liquid assets are defined as federal funds sold and marketable securities that can be sold quickly without a material loss of principal.

The liquidity to fund loan commitments will first come from a combination of available liquidity and normal paydowns/payoffs of the existing loan portfolio and then, to the extent necessary, from additional issuance of brokered certificates of deposit ("BRCD"). A portion of Corus' current loan funding comes from BRCD and to the extent that total loans outstanding grow in the future, management expects to fund much, if not all, of that growth with BRCD. In order to avoid the liquidity risk of an overly significant portion maturing during any given year, Corus works to have the BRCD maturities staggered, ranging from 1 to 7 years. To further mitigate liquidity risk, Corus' liquidity policy requires that the Bank hold more liquid assets as the level of BRCD increases. As of September 30, 2003, BRCD totaled $552 million. The Bank has established a BRCD limit such that BRCD will not exceed 41% of total deposits (i.e., retail deposits and BRCD). Based on current deposit levels, this implies a maximum amount of BRCD of $1.4 billion.

Issuance of Trust Preferred Securities

In September 2003, Corus formed a wholly owned finance subsidiary of the Company for the sole purpose of issuing what are commonly referred to as Trust Preferred securities. This is the third such issuance for Corus and, as mentioned previously, Trust Preferred securities are a very common form of raising tax-advantaged capital, especially for bank holding companies. While the legal structure of Trust Preferred securities is unfortunately quite complicated, both the essence of these securities, and the basis for Corus' decision to utilize them, is actually quite straightforward. Trust Preferred securities are essentially long-term debt (30-year terms) with some unique features.

The trust sold $45.0 million of Trust Preferred securities via a private placement, the proceeds of which were "lent" to the Company and secured by a subordinated debenture (subordinate to all other debt of the Company's but senior to common stock) issued by the Company to the trust. The funds raised by the issuance of the Trust Preferred securities were, in turn, infused into the Bank as additional capital thus increasing the Bank's legal lending limit by $6.75 million. The increased legal lending limit, which will allow Corus to pursue larger loans, drove Corus' decision to pursue this financing strategy.

Trust Preferred securities have several unique attributes. One of the most notable, and the key to the widespread issuance of Trust Preferred securities, is that the Federal Reserve allows bank holding companies to include, up to certain limits, Trust Preferred securities in the regulatory calculation of capital (what is known as "Tier 1" capital) while providing the issuer with a tax deductible funding vehicle. In addition, Trust Preferred securities: a) have no financial covenants (except in the event that the Company ever opts to defer payments), b) are not "puttable" back to Corus, and c) include an option for Corus to call them at par beginning five years after issuance and quarterly thereafter (or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules).

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

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of September 30, 2003 are presented below:

                                                                          Tier 1 Risk-Based             Total Risk-Based
                                           Tier 1 Leverage (1)               Capital (2)                  Capital (3)
                                         -----------------------       -----------------------       ----------------------
(Dollars in thousands)                    Amount         Ratio          Amount          Ratio         Amount        Ratio
                                         --------       --------       --------       --------       --------      --------
Minimum ratios for well-capitalized                         5.00%                         6.00%                       10.00%
Corus Bankshares, Inc.                   $559,845          18.68%      $559,845          17.65%      $626,976         19.77%
Subsidiary Bank                          $492,937          16.94%      $492,937          16.16%      $529,082         17.34%

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

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate ("CRE") loans we originate into a rigorous system to analyze and quantify risk. At its core, this system takes the form of management and loan officers estimating a loan's Probability of Default ("POD") and its Loss Given Default ("LGD") if a serious recession should occur. This point bears repeating - the POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession. As a proxy, we use, among other things, the extreme declines in CRE property values witnessed during the late 1980's and early 1990's. Typically, we assume that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and we typically assume that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above. Lastly, it is important to realize that we could well have nonperforming loans and/or charge-offs in economic conditions other than what might be characterized as "serious." While Corus has attempted to be conservative in its assessment of potential defaults and losses, it is conceivable that actual defaults and/or losses may be greater, perhaps materially, than estimated.

Following is a table that summarizes the total size of our CRE loan portfolio, the weighted average POD and LGD percentages and the resulting implied CRE loans that could default and losses that could occur.

(Dollars in millions)                                      9/30/2003        12/31/2002         9/30/2002
                                                          ----------        ----------        ----------
CRE LOANS & UNFUNDED COMMITMENTS
CRE loans outstanding                                     $    2,031        $    1,553        $    1,396
Unfunded Commitments                                           1,282             1,224             1,027
                                                          ----------        ----------        ----------
  CRE Loans + Unfunded Commitments                        $    3,313        $    2,777        $    2,423
                                                          ==========        ==========        ==========
POTENTIAL DEFAULTS & LOSSES
CRE Loans + Unfunded Commitments                          $    3,313        $    2,777        $    2,423
Weighted average Probability of Default (POD) (1)               14.4%             14.9%             15.4%
                                                          ----------        ----------        ----------
  Potential CRE Loans that could default                         477               414               374
Weighted average Loss Given Default (LGD) (1)                   16.9%             17.4%             17.8%
                                                          ----------        ----------        ----------
  Potential losses that could occur                       $       81        $       72        $       67
                                                          ==========        ==========        ==========
NONPERFORMING & NONACCRUAL LOANS
Potential CRE loans that could default                    $      477        $      414        $      374
Potential losses that could occur                                (81)              (72)              (67)
                                                          ----------        ----------        ----------
  Potential remaining CRE NPL balances                           396               342               307
Percentage that could be nonaccrual                              100%              100%              100%
                                                          ----------        ----------        ----------
  Potential nonaccrual CRE NPL balances                   $      396        $      342        $      307
                                                          ==========        ==========        ==========
POTENTIAL "LOST" INTEREST INCOME
Potential losses that could occur                         $       81        $       72        $       67
Potential remaining CRE NPL balances                             396               342               307
                                                          ----------        ----------        ----------
  Total CRE loans no longer accruing interest                    477               414               374
Assumed average CRE loan interest rate (2)                       5.9%              6.3%              6.2%
                                                          ----------        ----------        ----------
  Potential total "lost" interest income (per annum)      $       28        $       26        $       23
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

Management believes that the declines in the POD and LGD factors from September 30, 2002 to September 30, 2003 reflect, in aggregate, a safer portfolio.

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

The first, and largest component, is that for the Bank to receive the highest regulatory capital rating, known as well-capitalized, $267 million of capital must be kept against our $2.0 billion of CRE loans on the balance sheet and the $1.3 billion of CRE related commitments (comprised of unfunded construction loans and outstanding commitment letters) as of September 30, 2003. The well-capitalized designation is very important in numerous respects; among other things, being below well-capitalized could potentially increase the Bank's FDIC premiums and adversely affect its ability to issue brokered certificates of deposit or pay dividends to the Bank Holding Company.

The second component is driven off of the POD and LGD factors. As shown above, total potential charge-offs under a serious recession, based on September 30, 2003 balances, are calculated at $81 million. Assuming certain IRS guidelines are followed, charge-offs are fully tax-deductible. Therefore, the potential $81 million of charge-offs would translate into an after-tax decrease in equity of $52 million.

The third, and last, component is a "cushion" over and above the regulatory well-capitalized minimums - this cushion was approximately $52 million (only coincidentally equal to the second component) as of September 30, 2003.

These three components of capital allocated to CRE loans totaled $371 million as of September 30, 2003. Lastly, the Bank has various non-CRE loans, commitments, and other items that require additional capital of $38 million, thus yielding a grand total capital goal of $409 million. The Bank had actual regulatory capital (Bank equity less goodwill plus a portion of the allowance for loan losses) of $529 million at September 30, 2003, or $120 million in excess of our capital goal.

TOTAL CAPITAL CALCULATION - BANK ONLY           9/30/2003      12/31/2002     9/30/2002
-------------------------------------           ---------      ----------     ---------
(Dollars in millions)
Total Bank Equity                                $    499       $    391       $    388
- Goodwill and unrealized securities gains             (6)            (9)            (8)
                                                 --------       --------       --------
  Total Bank Tier 1 Capital                      $    493       $    382       $    380
+ Total Bank Tier 2 Capital                            36             32             29
                                                 --------       --------       --------
  Total Bank Regulatory Capital                  $    529       $    414       $    409
                                                 ========       ========       ========

Regulatory capital required to achieve
  well-capitalized designation                   $    267       $    215       $    190
POD/LGD component for CRE Loans                        52             47             44
Cushion for CRE Loans                                  52             42             38
                                                 --------       --------       --------
  Total Capital on CRE Loans                     $    371       $    304       $    272
Non-CRE related capital                                38             37             44
                                                 --------       --------       --------
  Total Capital Goal                             $    409       $    341       $    316
                                                 ========       ========       ========

Actual regulatory capital in excess of goal      $    120       $     73       $     93
                                                 ========       ========       ========

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward - looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "targets," "forecasts" "seeks," or "attempts" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

      - the general state of the economy and, together with all aspects of Corus' business that are affected by changes in the economy, the impact that low rates have on Corus' net interest margin;

      - Corus' ability to continue its strong loan originations and, in turn, its ability to increase the commercial real estate loan portfolio;

      - Corus' ability to access cost-effective funding to fund marginal loan growth;

      - changes in management's estimate of the adequacy of the allowance for loan losses;

      -     changes in the overall mix of Corus' loan and deposit products;

      - the impact of competitors' pricing initiatives on loan and deposit products; and

      - the extent of defaults and losses given default, and the resulting lost interest income from such defaults.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Corus' operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus' asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating funding requirements. Corus utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model uses income simulation to quantify the effects of various interest rate scenarios on the projected net interest income. These simulations include assumptions regarding, among other things, growth and or runoff in certain assets and liabilities and shareholder equity. The model also factors in the use of derivative financial instruments, which may include basis swaps, interest rate swaps, floors and options. The indices of these derivatives correlate to on-balance sheet instruments and modify net interest sensitivity to levels deemed to be appropriate.

Corus' projected sensitivity to changes in interest rates has fallen, under all scenarios, since December 31, 2002. The primary cause of this reduction is the increasing impact of "in-the-money" interest rate floors (i.e., floors which are generating interest income at current interest rates) embedded within some of our floating-rate commercial real estate loans. The growth in "in-the-money" loan floors limits the amount these loans will reprice downward when interest rates decline, thus reducing the Bank's exposure to falling rates. Conversely though, when interest rates increase, these "floating-rate" loans behave as fixed-rate loans until short-term interest rates increase to such a level that the floor is no longer acting to "fix" the loan's interest rate. The result is a higher level of current interest income across all scenarios. As a consequence though, the projected change in net interest income (as a percent of net interest income under constant rates) under the rising rate scenarios shown below is not as great as would have been the case if no loans had "in-the-money" floors. Importantly, the Bank's interest rate risk models project continued growth in commercial real estate loans and assume that a growing percentage of the Bank's future commercial real estate loans will have "in-the-money" floors (assuming short-term rates stay at such historically low levels).

Interest rate sensitivity was as follows:

Rate Shock Amount (1)                            -75 bp      -50 bp       0 bp      +50 bp     +100 bp    +200 bp
                                                 ------      ------       ----      ------     -------    -------
Percent change in the next 12 month's
   net interest income vs. constant rates
September 30, 2003                               (1.6)%      (0.8)%        -        (0.1)%     (0.2)%      2.5%
December 31, 2002                                (6.0)%      (4.2)%        -         2.8%       5.8%       11.8%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $164.5 million as of September 30, 2003, including net unrealized gains of $68.9 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be "other than temporary." This price risk would also affect any gains or losses that may be realized on the sale of certain equity securities in the future.

                         ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filing with the Securities and Exchange Commission.

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

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3(i) Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003.

3(ii)       Amended and Restated By-Laws are incorporated herein by reference to
            Exhibit 3(ii) to the Form 10-Q filing dated August 8, 2003

15          Letter re unaudited interim financial information

31.1        Rule 13a-14(a)/15d-14(a) Certification

31.2        Rule 13a-14(a)/15d-14(a) Certification

32          Section 1350 Certifications

99          Independent Accountants' Review Report

(b) Reports on Form 8-K.

            A Form 8-K was filed on July 16, 2003 regarding publicly released information on the Company's financial condition and results of operations for the quarter ended June 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORUS BANKSHARES, INC.
                                        (Registrant)



      November 12, 2003            By: /s/ Michael E. Dulberg
                                       ------------------------------
                                       Michael E. Dulberg
                                       First Vice President and Chief Accounting
                                       Officer

                                       (Principal Accounting Officer and duly
                                         authorized Officer of Registrant)