Form 10-K
period 2003-12-31
CORUS BANKSHARES INC
filed 2004-03-12
CIK 51939

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

Yes  [X]    No [ ]

     On June 30, 2003, the Registrant had 28,068,288 common shares outstanding. Of these, 15,855,654 common shares, having an aggregate market value (based on the closing price for these shares as reported by NASDAQ on June 30, 2003) of approximately $381.6 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant's common shares. Common shares outstanding at February 23, 2004 totaled 28,011,928.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and III of this Form 10-K incorporate by reference certain information from the Registrant's 2003 Annual Report to Shareholders. Parts II and III of this Form 10-K incorporate by reference certain information from the Registrant's definitive Proxy Statement dated March 10, 2004 for its Annual Meeting of Shareholders to be held on April 21, 2004.

================================================================================

                             Corus Bankshares, Inc.
                       Index to Annual report on form 10-K
                                December 31, 2003

                                TABLE OF CONTENTS

PART I

Item 1.   Business................................................................   1

Item 2.   Properties..............................................................   4

Item 3.   Legal Proceedings.......................................................   4

Item 4.   Submission of Matters to a Vote of Security Holders.....................   4


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...   5

Item 6.   Selected Financial Data.................................................   6

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................   7

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..............   7

Item 8.   Financial Statements and Supplementary Data.............................   8

Item 9.   Changes in and  Disagreements with Accountants on Accounting and
            Financial Disclosure..................................................  17

Item 9a.  Controls and Procedures.................................................  17

PART III


Item 10.  Directors and Executive Officers of the Registrant......................  18

Item 11.  Executive Compensation..................................................  19

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters............................................  19

Item 13.  Certain Relationships and Related Transactions..........................  19

Item 14.  Principal Accountant Fees and Services..................................  19


PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  20


Signatures........................................................................  22

                                    PART I

ITEM 1. BUSINESS

Corus Bankshares, Inc. ("Corus" or the "Company"), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly owned banking subsidiary, Corus Bank, N.A. (the "Bank"). Corus' other activities include investments in the common stocks of financial industry companies as well as participations in certain of the Bank's larger commercial real estate loans. The two main business activities for the Bank are commercial real estate lending and deposit gathering. The third, and smaller, business is servicing the check cashing industry.

Commercial real estate lending is focused primarily on loans secured by condominium, office, hotel, and residential apartment projects. Loan amounts often approach the Bank's legal lending limit and are secured by properties throughout the United States. As of December 31, 2003, 87% of outstanding loan balances plus unfunded commitments were secured by property outside of Illinois providing the geographic diversification that management believes is very important in the commercial real estate business.

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

Refer to pages 37 and 38 of the 2003 Annual Report to Shareholders ("2003 Annual Report"), incorporated herein by reference, for revenues, net income, and total assets by segment.

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

EMPLOYEES

At December 31, 2003, Corus employed a total of 468 full-time equivalent persons, consisting of 107 executives, management and supervisory personnel and 361 clerical and secretarial employees.

SUPERVISION AND REGULATION

General

Corus is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

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

The Illinois Bank Holding Company Act of 1957 (the "Illinois Act"), as amended, permits Corus to acquire banks located anywhere in Illinois. Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege. In June 1993, the Illinois Act was amended to eliminate all branch restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

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

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank's FDIC deposit insurance cost for 2004 will be approximately 0.02% of deposits.

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

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from "well-capitalized" to "critically under-capitalized", are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2003, Corus' Tier 1 capital and total risk-based capital ratios were 17.9% and 20.5%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to total assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution's particular risk profile. At December 31, 2003, Corus' leverage ratio was 18.7%.

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

The interstate branching by merger provisions were effective on June 1, 1997, unless a state took legislative action prior to that date. The long-term effects on Corus of such changes in interstate banking and branching laws cannot be predicted. However, Corus is currently experiencing increased competition from national and regional banking firms headquartered outside of Illinois.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") repeals sections 20 and 32 of the Banking Act of 1933 (the "Banking Act"), allowing new opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amended section 4 of the Banking Act providing a new regulatory framework for regulation through the financial holding company ("FHC"), which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC's separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof, and foreign banks electing to qualify as a FHC must be "well managed," "well capitalized," and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers.

ACCESS TO REPORTS

The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the Company's website at www.corusbank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies will be available upon written request to the Chief Financial Officer of the Company. A charge will be made for exhibits requested.

EXECUTIVE OFFICERS

The information regarding the Company's executive officers in Item 10 of this report is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Corus' common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 42 of the 2003 Annual Report, which is incorporated herein by reference.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

The Company had approximately 2,500 shareholders as of February 23, 2004.

DIVIDENDS ON COMMON STOCK

Quarterly cash dividends per common share for the last two years are included on page 42 of the 2003 Annual Report, which is incorporated herein by reference. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus' Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.

ITEM 6. SELECTED FINANCIAL DATA

Refer to pages 72 and 73 of the 2003 Annual Report, incorporated herein by reference, for additional selected financial data.

                                                                        DECEMBER 31
                                        ---------------------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE DATA)         2003            2002            2001            2000            1999
                                        -----------     -----------     -----------     -----------     -----------
Interest income ......................  $   170,239     $   152,878     $   188,630     $   223,676     $   196,580
Interest expense .....................       46,812          54,591          80,921         102,625          90,449
                                        -----------     -----------     -----------     -----------     -----------
Net interest income ..................      123,427          98,287         107,709         121,051         106,131
Provision for loan losses                         -               -               -               -               -
                                        -----------     -----------     -----------     -----------     -----------
Net interest income after provision
    for loan losses ..................      123,427          98,287         107,709         121,051         106,131
Noninterest income, excluding
    securities and other financial
    instrument gains/(losses) ........       14,554          15,821          17,881          36,729          20,483
Securities and other financial
    instrument gains/(losses), net ...        2,366           7,258           7,835          10,531          (1,535)
Noninterest expense ..................       52,533          47,472          51,100          54,654          63,096
Income tax expense ...................       29,404          24,580          28,142          38,903          21,257
                                        -----------     -----------     -----------     -----------     -----------
Net income available to common
    shareholders .....................  $    58,410     $    49,314     $    54,183     $    74,754     $    40,726
                                        ===========     ===========     ===========     ===========     ===========

Net income per share: (1)
    Basic ............................  $      2.08     $      1.74     $      1.92     $      2.62     $      1.41
    Diluted ..........................         2.04            1.72            1.89            2.62            1.41

Cash dividends declared per
    common share (1) .................  $     0.830     $     0.318     $     0.308     $     0.298     $     0.288

Assets ...............................  $ 3,643,830     $ 2,617,050     $ 2,659,322     $ 2,598,467     $ 2,378,544


(1) Reflects a 100% stock dividend on 12/15/03.


See page 17 of the 2003 Annual Report, incorporated herein by reference, for information relating to the adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "Management's Discussion and Analysis of Financial Statements" on pages 45 through 71 of the 2003 Annual Report is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND COMMITMENTS

As of the date of this report, Corus has no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-K Item 303(a)(4).

The following table presents Corus' contractual obligations as of December 31, 2003:


(THOUSANDS)                                                        PAYMENTS DUE BY PERIOD
                                               -------------------------------------------------------------
                                               LESS THAN                               MORE THAN
Contractual Obligations                          1 YEAR     1-3 YEARS    3-5 YEARS      5 YEARS       TOTAL
                                               ---------    ---------    ---------     ---------    --------
Long-term debt - trust preferred securities ..  $      -    $       -     $      -     $172,500     $172,500
Other borrowings .............................     5,403       31,000            -            -       36,403
Minimum fixed lease obligations ..............       401          830          871        2,037        4,139
Purchase obligations .........................     2,058        1,592        2,752        2,251        8,653
                                                --------     --------     --------     --------     --------
     Total ...................................  $  7,862     $ 33,422     $  3,623     $176,788     $221,695
                                                ========     ========     ========     ========     ========


Corus had the following commitments as of December 31, 2003:


(THOUSANDS)
Standby letters of credit ........................     $   12,661
Commitments letters outstanding ..................        375,865
Unused commitments under lines of credit .........      1,207,985
                                                       ----------
Total commitments outstanding ....................     $1,596,511
                                                       ==========



Refer to Note 12 of Notes to Consolidated Financial Statements of the 2003 Annual Report for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "Market Risk Management" on pages 69 and 70 of the 2003 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Reports of Independent Public Accountants on pages 10 through 44 of the Company's 2003 Annual Report.

SUPPLEMENTARY STATISTICAL DATA

Pages 8 through 16 contain supplementary statistical data. This data should be read in conjunction with Corus' Management's Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 2003 Annual Report, which is incorporated herein by reference.

SECURITIES PORTFOLIO

Carrying Value of Securities by Category

The carrying value of securities held by Corus were as follows:


                                                  DECEMBER 31
                                        ----------------------------------
(thousands)                               2003         2002         2001
                                        --------     --------     --------
Available-for-sale
  U.S. Government and agencies ....     $206,739     $214,800     $ 35,429
  Corporate debt securities .......       28,191       44,369       59,410
  Common stocks ...................      188,844      147,845      163,024
  Mortgage backed securities ......        5,046        9,845       38,677
  Other ...........................        4,086        3,785        3,595
                                        --------     --------     --------
     Total ........................     $432,906     $420,644     $300,135
                                        ========     ========     ========

Held-to-maturity
  State and municipal .............     $  1,100     $  1,099     $  1,244
  Mortgage backed securities ......          182          302          478
  Other ...........................       10,462        5,286        5,301
                                        --------     --------     --------
     Total ........................     $ 11,744     $  6,687     $  7,023
                                        ========     ========     ========

Maturities of Securities

The scheduled maturities by security type as of December 31, 2003 were as follows:


                                                 FROM ONE    FROM FIVE                 NOT DUE AT
                                    ONE YEAR      THROUGH     THROUGH       AFTER       A SINGLE
(thousands)                          OR LESS     FIVE YEARS  TEN YEARS    TEN YEARS     MATURITY      TOTAL
                                    --------     ----------  ---------    ---------    -----------  ---------
U.S. Government
  and agencies ................     $ 80,790     $125,949          $ -          $ -          $ -     $206,739
Corporate debt securities .....       28,191            -            -            -            -       28,191
State and municipal ...........            -          600          500            -            -        1,100
Common stocks .................            -            -            -            -      188,844      188,844
Mortgage backed securities ....            -          118           35        5,075            -        5,228
Other .........................            -            -            -            -       14,548       14,548
                                    --------     --------     --------     --------     --------     --------
     Total ....................     $108,981     $126,667     $    535     $  5,075     $203,392     $444,650
                                    ========     ========     ========     ========     ========     ========

The weighted-average yields for each range of maturities of securities at December 31, 2003 were as follows:


                                          FROM ONE     FROM FIVE                   NOT DUE AT
                                ONE YEAR  THROUGH       THROUGH        AFTER        A SINGLE
                                OR LESS   FIVE YEARS   TEN YEARS     TEN YEARS      MATURITY        TOTAL
                                --------  ----------   ---------    -----------    ----------      ------
U.S. Government
  and agencies ...............    3.74%      1.75%            -%            -%          -%          2.53%
Corporate debt securities ....    6.54          -             -             -           -           6.54
State and municipal ..........       -       8.11         10.41             -           -           9.16
Common stocks ................       -          -             -             -        4.60           4.60
Mortgage backed securities ...       -       8.14          9.51          6.28           -           6.35
Other ........................       -          -             -             -        6.24           6.24


Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

LOAN PORTFOLIO

Classification of Loans

Corus' loans were as follows:


                                                              DECEMBER 31
                                 -----------------------------------------------------------------------
(THOUSANDS)                         2003           2002           2001           2000           1999
                                 ----------     ----------     ----------     ----------     ----------
Commercial real estate:
Non-Construction ............... $1,207,015     $  989,146     $  675,526     $  655,148     $  537,603
Construction ...................  1,005,206        531,612        515,002        513,955        378,909
Mezzanine ......................     53,790         32,092         39,223         20,877              -
Commercial .....................     98,621         87,631         94,015         91,093        117,021
Residential first mortgage .....     30,656         38,828         50,779         71,197         92,683
Home equity ....................     29,738         51,078         84,214        117,858        135,603
Student .......................       8,105         10,950         14,591         63,096        443,074
Medical finance and consumer...         640            632          1,895         18,656         22,464
                                 ----------     ----------     ----------     ----------     ----------
Total .........................  $2,433,771     $1,741,969     $1,475,245     $1,551,880     $1,727,357
                                 ==========     ==========     ==========     ==========     ==========



Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2003:


                                      ONE YEAR    FROM ONE TO       AFTER
(THOUSANDS)                           OR LESS     FIVE YEARS      FIVE YEARS       TOTAL
                                    ----------     ----------     ----------     ----------
Commercial real estate:
Non-Construction ..............     $  471,503     $  691,821     $   43,691     $1,207,015
Construction ..................        412,136        593,070              -      1,005,206
Mezzanine .....................         32,050         21,740              -         53,790
Commercial ....................         61,343         35,863          1,415         98,621


Of the loans maturing after one year, $107.3 million have fixed rates and $1,280.3 million have floating or adjustable rates. To manage interest rate exposure, Corus has entered into interest rate swap agreements on certain fixed-rate commercial real estate loans. For additional information on such financial instruments, see Notes 1 and 11 to the Consolidated Financial Statements on pages 14 through 18 and 31 of the 2003 Annual Report, which is incorporated herein by reference.

Risk Elements in the Loan Portfolio

Past Due, Nonaccrual, and Restructured Loans were as follows:


                                                                   DECEMBER 31
                                           -----------------------------------------------------------
(THOUSANDS)                                  2003        2002         2001         2000         1999
                                           --------    --------     --------     --------     --------
Loans past due 90 days or more
  still accruing interest ..............   $  1,809    $  2,454     $  5,939     $ 20,510     $ 31,636
    Less guaranteed student loans ......       (573)       (806)      (1,721)     (16,729)     (21,937)
                                           --------    --------     --------     --------     --------
Net loans past due 90 days or more ....       1,236       1,648        4,218        3,781        9,699
Nonaccrual loans ......................       7,896       4,808        1,520        1,300        2,529
Restructured loans ....................       6,436          62           62           63          320
                                           --------    --------     --------     --------     --------
Total .................................    $ 15,568    $  6,518     $  5,800     $  5,144     $ 12,548

  AS A PERCENTAGE OF TOTAL LOANS:
Net loans past due 90 days or more ....        0.05%       0.09%        0.29%        0.24%        0.56%
Nonaccrual loans ......................        0.32%       0.28%        0.10%        0.08%        0.15%
Restructured loans ....................        0.26%       0.00%        0.00%        0.00%        0.02%


Guaranteed student loans that are greater than 90 days past due are classified as performing due to the principal and accrued interest on such loans being guaranteed by individual state or private non-profit agencies.

Potential Problem Loans

In addition to those loans disclosed under the preceding "Past Due, Nonaccrual, and Restructured Loans" section, management identified, through their problem loan identification system, certain other loans in the portfolio where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans as nonaccrual, past due, or troubled debt restructurings. As of December 31, 2003, the principal amount of these loans was $4.4 million. This amount generally includes commercial real estate loans that were classified as either Special Mention or Substandard for regulatory purposes and residential real estate loans that are either in bankruptcy or in process of foreclosure.

Commercial Real Estate Risk and Capital

The following disclosure is not computed in accordance with generally accepted accounting principles ("GAAP") and is considered a non-GAAP disclosure. Management believes that this presentation, while not in accordance with GAAP, provides useful insight into how management analyzes and quantifies risk and determines the appropriate level of capital.

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate ("CRE") loans we originate into a rigorous system to analyze and quantify risk. At its core, this system takes the form of management and loan officers estimating a loan's Probability of Default ("POD") and its Loss Given Default ("LGD") if a serious recession should occur. This point bears repeating - the POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession. As a proxy, we use, among other things, the extreme declines in

CRE property values witnessed during the late 1980's and early 1990's. Typically, we assume that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and we typically assume that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above. Lastly, it is important to realize that we could well have nonperforming loans and/or charge-offs in economic conditions other than what might be characterized as serious. While Corus has attempted to be conservative in its assessment of potential defaults and losses, it is conceivable that actual defaults and/or losses may be greater, perhaps materially, than estimated.

Following is a table that summarizes the total size of our CRE loan portfolio, the weighted average POD and LGD percentages and the resulting implied CRE loans that could default, and losses that could occur.


CRE loans outstanding ...........................      $ 2,266       $ 1,553
Unfunded commitments ............................        1,554         1,224
                                                       -------       -------
  CRE loans plus unfunded commitments ...........      $ 3,820       $ 2,777
                                                       =======       =======

POTENTIAL DEFAULTS & LOSSES
CRE loans plus unfunded commitments .............      $ 3,820       $ 2,777
Weighted average Probability of Default (POD) (1)         14.4%         14.9%
                                                       -------       -------
  Potential CRE loans that could default ........      $   550       $   414
Weighted average Loss Given Default (LGD) (1) ...         16.4%         17.4%
                                                       -------       -------
  Potential losses that could occur .............      $    90       $    72
                                                       =======       =======

NONPERFORMING & NONACCRUAL LOANS
Potential CRE loans that could default ..........      $   550       $   414
Potential losses that could occur ...............          (90)          (72)
                                                       -------       -------
  Potential remaining CRE NPL balances ..........      $   460       $   342
Percentage that could be nonaccrual (2) .........          100%          100%
                                                       -------       -------
  Potential nonaccrual CRE NPL balances .........      $   460       $   342
                                                       =======       =======


(1) The POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession.

(2) Not necessarily all nonperforming loans would be nonaccrual; however, in order to be conservative we will assume 100% of the above nonperforming loans are nonaccrual.

Management believes that the declines in the POD and LGD factors from 2002 to 2003 reflect, in aggregate, a safer portfolio.

The above figures are a critical piece of the output from the Bank's internal risk identification system. However, the system would be incomplete if these risks did not assist in calculating an appropriate level of risk-adjusted capital for the Bank to maintain, but they do. Broadly speaking, the capital the Bank allocates to CRE loans can be split into three interrelated, but distinct, categories.

The first, and largest component, is that for the Bank to receive the highest regulatory capital rating, known as well-capitalized, $304 million of capital must be kept against our $2.3 billion of CRE loans on the balance sheet and the $1.5 billion of CRE related commitments (comprised of unfunded construction loans and outstanding commitment letters) as of December 31, 2003. The well-capitalized designation is very important in numerous respects; among other things, being below well-capitalized could potentially increase the Bank's FDIC premiums and adversely affect its ability to issue brokered certificates of deposit or pay dividends to the Bank Holding Company.

The second component is driven off of the POD and LGD factors. As shown above, total potential charge-offs under a serious recession, based on December 31, 2003 balances, are calculated at $90 million. Assuming certain IRS guidelines are followed, charge-offs are fully tax-deductible. Therefore, the potential $90 million of charge-offs would translate into an after-tax decrease in equity of $59 million.

The third, and last, component is a "cushion" over and above the regulatory well-capitalized minimums - this cushion was approximately $60 million as of December 31, 2003.

These three components of capital allocated to CRE loans totaled $423 million as of December 31, 2003. Lastly, the Bank has various non-CRE loans, commitments, and other items that require additional capital of $40 million, thus yielding a grand total capital goal of $463 million. The Bank had actual regulatory capital (Bank equity less goodwill plus a portion of the allowance for loan losses) of $610 million at December 31, 2003, or $147 million in excess of our capital goal.

TOTAL CAPITAL CALCULATION - BANK ONLY                                       DECEMBER 31
                                                                          ----------------
(millions) ...........................................................     2003       2002
                                                                          -----      -----
Total Bank Equity ....................................................    $ 580      $ 391

- Goodwill and unrealized securities gains ...........................       (6)        (9)
                                                                          -----      -----
Total Bank Tier 1 Capital ............................................    $ 574      $ 382

+ Total Bank Tier 2 Capital ..........................................       36         32
                                                                          -----      -----
  Total Bank Regulatory Capital ......................................    $ 610      $ 414
                                                                          =====      =====

Regulatory capital required to achieve well-capitalized designation...    $ 304      $ 215

POD/LGD component for CRE Loans ......................................       59         47

Cushion for CRE Loans ................................................       60         42
                                                                          -----      -----
  Total Capital on CRE Loans .........................................    $ 423      $ 304

Non-CRE related capital ..............................................       40         37
                                                                          -----      -----
  Total Capital Goal .................................................    $ 463      $ 341
                                                                          =====      =====

Actual regulatory capital in excess of goal ..........................    $ 147      $  73
                                                                          =====      =====

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                 ------------------------------------------------------------------
(thousands)                                        2003           2002           2001          2000          1999
                                                 --------       --------       --------      --------      --------
Balance at beginning of year ..................  $ 36,629       $ 40,457       $ 39,601      $ 32,090      $ 35,773
  Less charge-offs:
  Home equity loans ...........................     1,527          2,650          3,254         3,945         4,193
  Overdraft ...................................     1,189          2,660              -             -             -
  Commercial loans ............................       443            567              4           116            84
  Residential first mortgage loans ............       103             45              9            62           109
  Student loans ...............................        32            128            316           294         1,365
  Medical finance and consumer loans ..........         1              7             49            56            96
  Commercial real estate loans ................         -              -              -             -            61
                                                 --------       --------       --------      --------      --------
    Total charge-offs .........................     3,295          6,057          3,632         4,473         5,908
                                                 --------       --------       --------      --------      --------
Add recoveries:
  Home equity loans ...........................     2,015          1,999          1,386         1,544         1,778
  Overdraft ...................................       682              -              -             -             -
  Commercial loans ............................       191              8              3            13            65
  Student loans ...............................       123            176          3,028        10,339           174
  Residential first mortgage loans ............        85              7             12             1             1
  Medical finance and consumer loans ..........        18             22             49            45            83
  Commercial real estate loans ................         -             17             10            42           124
                                                 --------       --------       --------      --------      --------
    Total recoveries ..........................     3,114          2,229          4,488        11,984         2,225
                                                 --------       --------       --------      --------      --------
Net (charge-offs)/recoveries ..................      (181)        (3,828)           856         7,511        (3,683)
Additions charged to operations ............            -              -              -             -             -
                                                 --------       --------       --------      --------      --------
Balance at end of year ........................  $ 36,448       $ 36,629       $ 40,457      $ 39,601      $ 32,090
                                                 ========       ========       ========      ========      ========

Net (charge-offs)/recoveries as a percentage
of average loans outstanding ..................     (0.01%)        (0.24%)         0.05%         0.42%        (0.22%)
                                                 ========       ========       ========      ========      ========

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:


                                                            DECEMBER 31
                                      -------------------------------------------------------
(thousands)                              2003        2002        2001        2000        1999
                                      -------     -------     -------     -------     -------
Commercial real estate ..........     $29,464     $26,043     $25,711     $25,837     $16,417
Home equity .....................       3,543       5,960       8,815      12,010      11,777
Commercial ......................         353         343          44         141         273
Student .........................         332         566         728         747       1,374
Residential first mortgage ......         329         433         247         438         358
Overdrafts ......................          90       1,523           -           -           -
Medical finance and consumer ....           1           1           9         104         120
Unallocated .....................       2,336       1,760       4,903         324       1,771
                                      -------     -------     -------     -------     -------
     Total ......................     $36,448     $36,629     $40,457     $39,601     $32,090
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

Loan Portfolio Composition

The composition of the loan portfolio was as follows:


                                                             DECEMBER 31
                                              -----------------------------------------
                                              2003     2002     2001     2000     1999
                                              ----     ----     ----     ----     ----
Commercial real estate ...................      93%      89%      84%      76%      53%
Commercial ...............................       4        5        6        6        7
Home equity ..............................       1        3        6        8        8
Residential first mortgage ...............       1        2        3        5        5
Student ..................................       1        1        1        4       26
Medical finance and consumer .............       -        -        -        1        1
                                               ---      ---      ---      ---      ---
     Total ...............................     100%     100%     100%     100%     100%
                                               ===      ===      ===      ===      ===


For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 15 and 16 of Notes to Consolidated Financial Statements and pages 65 through 67 of Management's Discussion and Analysis of Financial Statements of the 2003 Annual Report, which is incorporated herein by reference.

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. The following table details various loan participations in which Corus has purchased an interest:

(THOUSANDS)                                                 DECEMBER 31, 2003
                                                   -----------------------------------------------
                                                   CURRENT COMMITMENT       BALANCE OUTSTANDING
                                            %     --------------------     -----------------------
Loan #    PROPERTY TYPE       LOCATION    PURCH    TOTAL      CORUS          TOTAL        CORUS
------    -------------       --------    -----   --------   ---------     ----------   ----------
   1        Hotel                CA        15%     $ 94,100  $   14,115      $ 94,100    $   14,115
   2        Office               CA        12%      184,802      22,176       178,711        21,445
                                                               --------                  ----------

Total purchased interest..................................  $   36,291                  $   35,560
Corus' total CRE portfolio................................   3,820,493                   2,266,011
Purchased interests as a percentage of Corus' total.......         0.9%                       1.6%



DEPOSITS

The following table presents the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2003. The schedule also provides a breakout of retail certificates of deposit and brokered certificates of deposit, along with the rates paid on brokered certificates of deposit.


(THOUSANDS)                             TOTAL        RETAIL     BROKERED
                                      ----------------------------------
Maturing within 3 months ........     $ 61,678     $ 51,683     $  9,995
After 3 but within 6 months .....       90,588       42,597       47,991
After 6 but within 12 months ....       65,019       36,087       28,932
After 12 months .................      526,602       16,689      509,913
                                      --------     --------     --------
     Total ......................     $743,887     $147,056     $596,831
                                      ========     ========     ========


RETURN ON EQUITY AND ASSETS

The following table presents certain ratios relating to Corus' equity and assets:


                                                            DECEMBER 31
                                                     --------------------------
                                                      2003      2002      2001
                                                     ------    ------    ------
Return on average total assets ....................     2.0%      1.9%    2.0%
Return on average common shareholders' equity .....    11.6      10.6    12.8
Dividend payout ratio .............................    39.9      18.2    16.1
Average equity to average total assets ............    16.9      17.7    15.9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

The information contained under the caption "Appointment of Independent Public Accountants" on page 6 of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 9A CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of Corus is incorporated herein by reference from pages 3 through 5 of the 2004 Proxy Statement. The following table provides each executive officer's name, number of years with the Company, age, position(s) held with the Company and Subsidiary, and the date the officer assumed their present office(s).





Executive Officers of the Registrant


                                                            Position(s) and Office(s) Held with                      Assumed
Name (years with Company)                  Age                   the Company and Subsidiary                     Present Office(s)
---------------------------------------   -------   -----------------------------------------------------   -----------------------
Robert J. Glickman (34)(a).............     57      President and Chief Executive Officer                   June 1, 1984
                                                    of the Company and Corus Bank, N.A.

Michael G. Stein (12)...................    43      Executive Vice President, Corus Bank, N.A.              February 19, 1996

Tim H. Taylor (15)......................    39      Executive Vice President and Chief                      December 1, 1998
                                                    Financial Officer of the Company
                                                    and Corus Bank, N.A.

Randy P. Curtis (6).....................    45      Senior Vice President, Corus Bank, N.A.                 April 30, 1997

Michael E. Dulberg (4)(b)...............    38      Senior Vice President, and Chief                        January 1, 2004
                                                    Accounting Officer of the Company
                                                    and Corus Bank, N.A.

Terence W. Keenan (13)..................    58      Senior Vice President, Corus Bank, N.A.                 September 16, 1996

Richard J. Koretz (12)..................    40      Senior Vice President, Corus Bank, N.A.                 November 15, 1995




(a) Mr. Glickman is the son of Joseph C. Glickman, the Chairman of the Board of Corus.


(b) Prior to assuming his present office, Mr. Dulberg had been the Chief Accounting Officer for Corus since his hire in December 1999. Prior to joining Corus, Mr. Dulberg was employed by Kraft Foods as an Operations Finance Manager.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from page 14 of the 2004 Proxy Statement.

CODE OF ETHICS FOR PRINCIPAL OFFICERS

Corus has adopted a code of business conduct and ethics that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The text of the code of business conduct and ethics is posted on Corus' Internet website at www.corusbank.com. Information regarding the Company's code of business conduct and ethics is incorporated herein by reference from page 18 of the 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the material under the caption "Executive Compensation" on pages 7 through 11 of the 2004 Proxy Statement. Information regarding the compensation of directors on page 4 of the 2004 Proxy Statement is incorporated herein by reference. The information in "Compensation Committee Report on Executive Compensation" and "Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the material under the headings "Principal Shareholders" and "Security Ownership of Directors and Management" on pages 2 and 3 of the 2004 Proxy Statement.

Following is information regarding Corus' equity compensation plan as of December 31, 2003. Additional information regarding Corus' equity compensation plan is incorporated herein by reference from material under the heading "Stock Option Plan" on pages 35 and 36 of Notes to Consolidated Financial Statements of the 2003 Annual Report.

------------------------------------------------------------------------------------------------------------------------------------
       Plan Category                        (a)                             (b)                                 (c)
                                                                                                   Number of securities remaining
                                   Number of securities to                                         available for future issuance
                                   be issued upon exercise       Weighted-average exercise           under equity compensation
                                   of outstanding options,     price of outstanding options,        plans (excluding securities
                                     warrants and rights            warrants and rights               reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             1,495,412(1)                 $ 18.88(2)                          606,000
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans  not
approved by security holders                  None                       None                                None
------------------------------------------------------------------------------------------------------------------------------------
Total                                    1,495,412                    $ 18.88                             606,000
------------------------------------------------------------------------------------------------------------------------------------

(1) This amount includes 1,358,540 shares that may be issued in satisfaction of awards under the company's Commission Program for Commercial Loan Officers ("CLO Commission Program"). Participants in the CLO Commission Program may be entitled to up to 300,927 additional shares, the issuance of which, may require shareholder approval.

(2) Awards made under the CLO Commission Program are excluded when determining the weighted average exercise price of outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the material under the heading "Transactions with Management and Others" on page 14 of the 2004 Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is incorporated herein by reference from the material under the heading "Appointment of Independent Public Accountants" on page 6 of the 2004 Proxy Statement.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Reports of Independent Public Accountants are incorporated herein by reference from the following pages of the registrant's 2003 Annual Report:

       INDEX                                                             PAGES
       -----                                                             -----
       Consolidated Balance Sheets .....................................    10
       Consolidated Statements of Income ...............................    11
       Consolidated Statements of Changes in Shareholders' Equity ......    12
       Consolidated Statements of Cash Flows ...........................    13
       Notes to Consolidated Financial Statements ......................   14-42
       Reports of Independent Public Accountants .......................   43-44

(b)  Reports on Form 8-K:

     (1) A Form 8-K was furnished on October 20, 2003 regarding publicly released information on the Company's financial condition and results of operations for the quarter ended September 30, 2003. *

     (2) A Form 8-K was filed on November 19, 2003 regarding an issuance of a press release announcing a 2-for-1 stock split.

     * This report on Form 8-K has been furnished to the Securities and Exchange Commission and shall not be deemed "filed" for purposes of
         Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

(c)      Exhibits:

     3(i) Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003

     3(ii)*    Amended and Restated By-Laws

               The Company undertakes and agrees to furnish the Commission with a copy of any agreement with respect to its long-term debt upon request.

     10.1 Commission Program for the Commercial Loan Officers is incorporated herein by reference from Form S-8 filing dated May 22, 1998+

     10.2 The 1999 Stock Option Plan is incorporated herein by reference from Form S-8 filing dated April 30, 1999 +

     11 Computation of Net Income Per Share is incorporated herein by reference from page 37 of the registrant's 2003 Annual Report

     13* Registrant's 2003 Annual Report (excluding the portions that are not specifically incorporated by reference in this Annual Report on Form 10-K appearing on pages 1 through 8 and 74 through 75 of the 2003 Annual Report)

     16 Letter re Change in Certifying Accountant is incorporated herein by reference from the Form 8-K filing dated June 6, 2002

     21        List of subsidiaries - see Part 1 of this Report

     23*       Consent of Independent Auditors

     31.1*     Rule 13a-14(a)/15d-14(a) Certification

     31.2*     Rule 13a-14(a)/15d-14(a) Certification

     32*       Section 1350 Certifications

         *Filed herewith
         +Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Corus Bankshares, Inc.

                                                 By:  /s/ TIM H. TAYLOR
                                                    ----------------------------
                                                      Tim H. Taylor
                                                      Executive Vice President &
                                                      Chief Financial Officer
March 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOSEPH C. GLICKMAN                 Chairman of the Board of Directors                       March 12, 2004
---------------------------------
    Joseph C. Glickman


/s/ ROBERT J. GLICKMAN                 President, Chief Executive Officer, &                    March 12, 2004
---------------------------------      Director
    Robert J. Glickman


/s/ TIM H. TAYLOR                      Executive Vice President & Chief Financial               March 12, 2004
---------------------------------      Officer
    Tim H. Taylor


/s/ MICHAEL E. DULBERG                 Senior Vice President & Chief Accounting                 March 12, 2004
---------------------------------
    Michael E. Dulberg                 Officer


/s/ ROBERT J. BUFORD                   Director                                                 March 12, 2004
---------------------------------
    Robert J. Buford


/s/ STEVEN D. FIFIELD                  Director                                                 March 12, 2004
---------------------------------
    Steven D. Fifield


/s/ RODNEY D. LUBEZNIK                 Director                                                 March 12, 2004
---------------------------------
    Rodney D. Lubeznik


/s/ MICHAEL J. MCCLURE                 Director                                                 March 12, 2004
---------------------------------
    Michael J. McClure


/s/ PETER C. ROBERTS                   Director                                                 March 12, 2004
---------------------------------
    Peter C. Roberts