Form 10-K/A
period 2003-12-31
CORUS BANKSHARES INC
filed 2004-03-19
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K/A
                               (Amendment no. 1)

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

                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A restates all of the information contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. None of this information has been amended, except for the information contained in Item 12.

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
------------------------------------------------------------------------------------------------------------------------------------

(1) This amount includes 1,358,540 shares that may be issued upon exercise of options under the Company's 1999 Stock Option Plan and 136,872 shares that may be issued in satisfaction of awards under the Company's Commission Program for Commercial Loan Officers ("CLO Commission Program"). Participants in the CLO Commission Program may be entitled to up to 300,927 additional shares, the issuance of which, may require shareholder approval.

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

     10.1 Commission Program for the Commercial Loan Officers is incorporated herein by reference from Form S-8 filing dated May 22, 1998+

     10.2 The 1999 Stock Option Plan is incorporated herein by reference from Form S-8 filing dated April 30, 1999 +

     11 Computation of Net Income Per Share is incorporated herein by reference from page 37 of the registrant's 2003 Annual Report

     13* Registrant's 2003 Annual Report (excluding the portions that are not specifically incorporated by reference in this amended Annual Report on Form 10-K/A appearing on pages 1 through 8 and 74 through 75 of the 2003 Annual Report)

     16 Letter re Change in Certifying Accountant is incorporated herein by reference from the Form 8-K filing dated June 6, 2002

     21        List of subsidiaries - see Part 1 of this Report

     23*       Consent of Independent Auditors

     31.1*     Rule 13a-14(a)/15d-14(a) Certification

     31.2*     Rule 13a-14(a)/15d-14(a) Certification

     32*       Section 1350 Certifications

         *Filed herewith
         +Management contract or compensatory plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Corus Bankshares, Inc.

                                                 By:  /s/ TIM H. TAYLOR
                                                    ----------------------------
                                                      Tim H. Taylor
                                                      Executive Vice President &
                                                      Chief Financial Officer
March 19, 2004