Form 10-Q
period 2004-03-31
CORUS BANKSHARES INC
filed 2004-05-07
CIK 51939

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, the Registrant had 27,901,948 common shares, $0.05 par value, outstanding.

================================================================================

                             Corus Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                                 March 31, 2004

                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                   1

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                10

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk            25

ITEM 4.   Controls and Procedures                                               26

                              PART II. -- OTHER INFORMATION

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities                                                    26

ITEM 6.   Exhibits and Reports on Form 8-K                                      27

          Signature                                                             28

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)                  (Unaudited)
                                                                MARCH 31     December 31      March 31
(dollars in thousands)                                            2004           2003           2003
                                                               -----------   ------------   -----------
Assets
   Cash and due from banks - non-interest bearing              $    66,144   $     63,524   $    68,032
   Federal funds sold                                              802,400        682,000       333,870
   Securities:
         Available-for-sale, at fair value
          Common stocks at the Bank Holding Company
           (amortized cost $100,623, $95,661 and $92,902)          197,802        188,844       134,886
          Other securities                                         212,074        244,062       239,350
           (amortized cost $210,863, $242,308 and $235,089)
         Held-to-maturity, at amortized cost
          (fair value $11,772, $11,802 and $6,735)                  11,725         11,744         6,659
                                                               -----------   ------------   -----------
         Total Securities                                          421,601        444,650       380,895
   Loans, net of unearned income                                 2,372,800      2,433,771     1,794,481
         Less: Allowance for loan losses                            36,767         36,448        35,517
                                                               -----------   ------------   -----------
         Net Loans                                               2,336,033      2,397,323     1,758,964
   Premises and equipment, net                                      26,244         26,313        27,902
   Accrued interest receivable and other assets                     34,961         25,497        27,142
   Goodwill, net of accumulated amortization of $30,009              4,523          4,523         4,523
                                                               -----------   ------------   -----------
Total Assets                                                   $ 3,691,906   $  3,643,830   $ 2,601,328
                                                               ===========   ============   ===========

Liabilities and Shareholders' Equity
   Deposits:
         Noninterest-bearing                                   $   243,594   $    227,960   $   218,989
         Interest-bearing                                        2,625,727      2,618,442     1,822,686
                                                               -----------   ------------   -----------
         Total Deposits                                          2,869,321      2,846,402     2,041,675
   Other borrowings                                                 34,105         36,403        43,477
   Long-term debt - subordinated debentures                        177,837        172,500             -
   Accrued interest payable and other liabilities                   57,941         42,345        30,249
                                                               -----------   ------------   -----------
Total Liabilities                                                3,139,204      3,097,650     2,115,401
Shareholders' Equity
   Common stock (par value $0.05 per share,
         50,000,000 shares authorized: 27,900,028, 28,036,888
         and 28,058,488 shares outstanding, respectively)            1,395          1,402         1,403
   Surplus                                                          17,117         16,942        13,495
   Equity - options outstanding                                      5,916          5,670         4,609
   Retained earnings                                               464,321        460,458       436,361
   Accumulated other comprehensive income                           63,953         61,708        30,059
                                                               -----------   ------------   -----------
Total Shareholders' Equity                                         552,702        546,180       485,927

                                                               -----------   ------------   -----------
Total Liabilities and Shareholders' Equity                     $ 3,691,906   $  3,643,830   $ 2,601,328
                                                               ===========   ============   ===========

March 31, 2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31
                                                       -----------------------
(in thousands, except per share data)                    2004          2003
                                                       ---------     ---------
Interest, Loan Fees, and Dividend Income
        Interest and fees on loans:
              Taxable                                  $  45,850     $  33,386
              Tax-advantaged                                  30            44
        Federal funds sold                                 1,486           966
        Securities:
              Taxable                                      1,776         2,385
              Tax-advantaged                                  16            16
              Dividends                                    1,574         1,250
              Trading account                                  -           200
                                                       ---------     ---------
Total Interest, Loan Fees, and Dividend Income            50,732        38,247

Interest Expense
        Deposits                                          11,844        11,133
        Other borrowings                                     251           342
        Long-term debt - subordinated debentures           1,856             -
                                                       ---------     ---------
Total Interest Expense                                    13,951        11,475

Net Interest Income                                       36,781        26,772

Provision for Loan Losses                                      -             -
                                                       ---------     ---------

Net Interest Income After Provision for Loan Losses       36,781        26,772

Noninterest Income
        Service charges on deposit accounts                2,932         2,995
        Securities gains/(losses), net                     1,254          (101)
        Other income                                         551           727
                                                       ---------     ---------
Total Noninterest Income                                   4,737         3,621

Noninterest Expense
        Salaries and employee benefits                     9,627         8,249
        Net occupancy                                        993           963
        Data processing                                      729           639
        Depreciation - furniture & equipment                 318           377
        Other expenses                                     2,568         2,474
                                                       ---------     ---------
Total Noninterest Expense                                 14,235        12,702
                                                       ---------     ---------

Income Before Income Taxes                                27,283        17,691
Income Tax Expense                                         9,348         5,898

                                                       ---------     ---------
Net Income                                             $  17,935     $  11,793
                                                       =========     =========

Net income per share:
        Basic                                          $    0.64     $    0.42
        Diluted                                        $    0.62     $    0.41

Cash dividends declared per common share               $   0.313     $   0.080

Average common shares outstanding:
        Basic                                             28,010        28,216
        Diluted                                           28,888        28,731

2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                                                                   Accumulated
                                                                            Equity -                  Other
                                                      Common                Options    Retained   Comprehensive
(in thousands, except common share data)              Stock    Surplus    Outstanding  Earnings       Income      Total
                                                      ------   --------   -----------  --------   -------------  --------
Balance at December 31, 2003                          $1,402   $ 16,942     $ 5,670    $460,458      $61,708     $546,180

Net income                                                 -          -           -      17,935            -       17,935
Other comprehensive income (net of income taxes):
  Net change in unrealized gains on available-
   for-sale securities                                     -          -           -           -        2,245        2,245
                                                                                                                 --------
Comprehensive income                                                                                               20,180
                                                                                                                 --------

Stock options vested                                       -          -         356           -            -          356

Retirement of 139,600 common shares                       (7)       (40)          -      (5,353)           -       (5,400)

Shares issued under stock option plan,
 2,740 common shares                                       -         86         (21)          -            -           65

Stock option settlements                                   -         (8)         (9)          -            -          (17)

Stock option expirations                                   -         35         (54)          -            -          (19)

Cash dividends declared on common stock,
 $0.313 per common share                                   -          -           -      (8,719)           -       (8,719)

Other                                                      -        102         (26)          -            -           76

                                                      ------   --------     -------    --------      -------     --------
Balance at March 31, 2004                             $1,395   $ 17,117     $ 5,916    $464,321      $63,953     $552,702
                                                      ======   ========     =======    ========      =======     ========

See accompanying notes.

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                                                                   Accumulated
                                                                            Equity -                  Other
                                                      Common                Options    Retained   Comprehensive
(in thousands, except common share data)              Stock    Surplus    Outstanding  Earnings       Income      Total
                                                      ------   --------   -----------  --------   -------------  --------
Balance at December 31, 2002                          $1,412   $ 16,668      $    -    $430,482      $33,479     $482,041

Adoption of SFAS No. 123                                   -     (3,115)      4,256           -            -        1,141

Net income                                                 -          -           -      11,793            -       11,793
Other comprehensive income (net of income taxes):
  Net change in unrealized gains on available-
   for-sale securities                                     -          -           -           -       (3,420)      (3,420)
                                                                                                                 --------
Comprehensive income                                                                                                8,373
                                                                                                                 --------

Stock options vested                                       -          -         427           -            -          427

Retirement of 180,000 common shares                       (9)       (61)                 (3,668)           -       (3,738)

Stock option exercises                                     -         28         (42)          -            -          (14)

Stock option settlements                                   -        (25)        (32)          -            -          (57)

Cash dividends declared on common stock,
 $0.080 per common share                                   -          -           -      (2,246)           -       (2,246)

                                                      ------   --------      ------    --------      -------     --------
Balance at March 31, 2003                             $1,403   $ 13,495      $4,609    $436,361      $30,059     $485,927
                                                      ======   ========      ======    ========      =======     ========

2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31
                                                                    ----------------------
(in thousands)                                                        2004         2003
                                                                    --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $ 17,935    $   11,793
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                      509           694
      Amortization of investment and loan premiums, net                  724           235
      Deferred income tax benefit                                       (279)       (2,521)
      Securities (gains) losses, net                                  (1,254)          101
      Deferred compensation                                            1,293           733
      Stock option expense                                               356           427
      Increase in accrued interest receivable and other assets        (2,567)         (675)
      Increase in accrued interest payable and other liabilities      11,412         7,910
                                                                    --------    ----------
           Net cash provided by operating activities                  28,129        18,697

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from maturities of held-to-maturity securities             19             -
      Proceeds from maturities of available-for-sale securities       30,740        32,419
      Proceeds from sales of available-for-sale securities               124         6,053
      Purchases of available-for-sale securities                      (5,070)       (4,129)
      Net decrease (increase) in loans                                60,647       (54,548)
      Bad debt recoveries                                                554           825
      Purchases of premises and equipment, net                          (440)         (276)
                                                                    --------    ----------
           Net cash provided by (used in) investing activities        86,574       (19,656)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase (decrease) in deposit accounts                         22,919       (18,098)
      Repayment of debt                                               (1,000)       (1,000)
      Decrease in other borrowings, net                               (1,298)       (3,633)
      Stock option exercises/settlements                                 105           (71)
      Retirements of common shares                                    (5,400)       (3,738)
      Cash dividends paid on common shares                            (7,009)       (2,259)
                                                                    --------    ----------
           Net cash provided by (used in) financing activities         8,317       (28,799)
                                                                    --------    ----------

Net increase (decrease) in cash and cash equivalents                 123,020       (29,758)
Cash and cash equivalents at January 1                               745,524       431,660
                                                                    --------    ----------

Cash and cash equivalents at March 31                               $868,544    $  401,902
                                                                    ========    ==========

2003 data restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

1.    Consolidated Financial Statements

      The Consolidated Balance Sheets and Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus Bankshares, Inc.'s consolidated financial statements for the three years ended December 31, 2003 included in Corus' Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim period may not be indicative of results to be expected for the full year.

      In 2003, Corus adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Corus elected to adopt SFAS No. 123 using the modified prospective method. Under this method, the recognition of compensation cost in 2003 and 2004 is the same as what would have been recognized had the provisions of SFAS No. 123 been applied since the date of grant for all outstanding options. Corus' consolidated financial statements as of March 31, 2003 and for the three months then ended have been restated to reflect the adoption of the SFAS No. 123 effective January 1, 2003.

2.    Segment Reporting

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

Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED MARCH 31, 2004

                           Commercial   Consumer     Retail    Corporate  Inter-segment
(in thousands)              Lending     Lending     Banking     Support   Eliminations    Consolidated
                           ----------   --------   ----------  ---------  --------------  ------------
Total Revenues (1)         $   27,658   $    828   $   11,118  $   1,914   $         -     $   41,518
Net Income                     13,457        263        3,604        611             -         17,935
Total Average Assets        2,597,112     62,826    2,833,556    406,428    (2,241,468)     3,658,454
End of Period Goodwill              -          -        4,523          -             -          4,523

FOR THE THREE MONTHS ENDED MARCH 31, 2003

                           Commercial   Consumer     Retail    Corporate  Inter-segment
(in thousands)              Lending     Lending     Banking     Support    Eliminations   Consolidated
                           ----------   --------   ----------  ---------  --------------  ------------
Total Revenues (1)         $   17,610   $  1,389   $    8,507  $   2,887   $          -    $   30,393
Net Income                      6,984        434        2,188      2,187              -        11,793
Total Average Assets        1,907,044     93,829    2,181,313    175,890     (1,725,345)    2,632,731
End of Period Goodwill              -          -        4,523          -              -         4,523

(1) Net interest income before provision for loan losses plus noninterest income.

The profitability of each of Corus' business segments may be affected by changes in, and the level of, interest rates. The direction and degree of this impact will vary based on the asset/liability mix of each segment.

3.    Derivatives

      As of January 1, 2001, Corus implemented SFAS No. 133, as amended. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the change in fair value of the hedged risk or deferred through recognition in a component of other comprehensive income. Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly to income.

      Corus utilizes derivatives to hedge its interest rate risk. This is accomplished primarily via interest rate swaps (to effectively convert fixed-rate loans and brokered CDs to floating rate) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans). While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. Nearly all of the interest rate swaps qualified as fair value hedges and received hedge accounting treatment. The Company's interest rate basis swaps, however, do not meet the strict criteria required to qualify for hedge accounting.

      The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:

DERIVATIVE GAIN/(LOSS)

                                                                 THREE MONTHS ENDED
                                              Income Statement        MARCH 31
(in thousands)                                 Classification     2004       2003
-------------                                ------------------  -------    -------
Fair value hedge (fixed-to-floating swaps):
  Loan hedge                                 Interest Income      $    4    $   24
  Brokered CD hedge(1)                       Interest Expense          -     N/A
                                                                 -------    ------
Total fair value hedge                                                 4        24

Non-hedge:
  Fixed-to-floating swaps                    Noninterest Income     (250)        5
  Basis swaps                                Noninterest Income    1,423     1,611
                                                                 -------    ------
Total Non-hedge                                                    1,173     1,616
                                                                 -------    ------
 Total Derivative Gain/(Loss)                                    $ 1,177    $1,640
                                                                 =======    ======

NOTIONAL AMOUNTS OF DERIVATIVES

(in thousands)                                MARCH 31, 2004   March 31, 2003
--------------                                --------------   --------------
Fair value hedge (fixed-to-floating swaps):
  Loan hedge                                    $   5,616        $   5,809
  Brokered CD hedge(1)                            427,503           N/A

Non-hedge:
  Fixed-to-floating swaps                         200,942            1,026
  Basis swaps                                     950,000        1,000,000

(1) These swaps were entered into beginning in April 2003 and qualify for the "shortcut method," as defined by SFAS No. 133. Corus does not anticipate any income statement impact from the associated mark-to-market adjustments.

4.    Long-Term Debt - Subordinated Debentures

      During 2003, Corus formed five wholly owned finance subsidiaries for the sole purpose of issuing Trust Preferred securities. The subsidiaries issued $172.5 million in Trust Preferred securities and Corus, in turn, issued subordinated debentures to the trusts in the amount of $177.8 million - the difference being Corus' investment in the subsidiaries. The terms for both the Trust Preferred securities and the subordinated debentures are essentially identical. The instruments all mature 30 years from the issuance date and include interest rates ranging from LIBOR plus 2.85% to LIBOR plus 3.10%, resetting quarterly. Combined issuance fees totaled $1.6 million and are being amortized over 30 years.

5.    Other Borrowings

      On June 26, 2001, Corus entered into an agreement with a third party to borrow $70 million, consisting of a term note in the amount of $50 million and a revolving note in the amount of $20 million, both at an effective interest rate equal to LIBOR plus 150 basis points, adjusted quarterly. Corus has extended the maturity date on both notes to June 25, 2006, and either note may be prepaid at any time without premium or penalty, except for certain yield maintenance charges not to exceed three months interest. Minimum principal repayment of the term note is $1.0 million quarterly beginning September 30, 2001 and the revolving note is payable upon maturity. Interest is payable quarterly. In addition, a fee at an annual rate of -1/4% of the average unused revolving note commitment is due quarterly.

      Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for loan losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of March 31, 2004, management believes that Corus was in compliance with all loan covenants.

      Interest and fees for both notes for the three months ended March 31, 2004 totaled $250,000. At March 31, 2004, the term note had an outstanding balance of $34.0 million and the revolving credit line had no balance outstanding.

6.    Net Income Per Share

      Net income per share was calculated as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                        --------------------
(In thousands, except per share data)                     2004       2003
                                                        --------   ---------
Denominator for basic earnings per share:
 average common shares outstanding                        28,010      28,216
Dilutive common stock options                                878         515
                                                        --------   ---------
Denominator for diluted earnings per share                28,888      28,731
                                                        ========   =========

Numerator:  Net income attributable to common shares    $ 17,935   $  11,793

Net income per share:
  Basic                                                 $   0.64   $    0.42
  Diluted                                                   0.62        0.41

All 2003 amounts have been restated to reflect a 100% stock dividend on 12/15/03.

7.    Employee Benefit Plans

      The following reflects the disclosure requirements set forth by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

      Corus maintains a noncontributory defined benefit pension plan. No contributions were made for the three months ended March 31, 2004 and 2003, and Corus expects to make no contributions to the plan in 2004.

      Net periodic benefit cost was comprised of the following:

                                     THREE MONTHS ENDED
                                          MARCH 31
                                    -------------------
(in thousands)                        2004       2003
                                    --------   --------
Service cost                         $  207     $  188
Interest cost                           347        318
Expected return on plan assets         (399)      (313)
Net amortization and deferral             9         71
                                     ------     ------
Net Periodic Benefit Cost            $  164     $  264
                                     ======     ======

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

Corus Bankshares, Inc. is a one-bank holding company headquartered in Chicago, Illinois. In addition to deposit gathering and servicing the check cashing industry, Corus specializes in making commercial real estate and construction loans with a concentration, by property type, in residential condominiums, hotels, apartments, and office buildings. With regard to the remainder of its loan portfolio, Corus is allowing its residential first mortgage and home equity loan balances to run off.

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

OPERATING RESULTS

For the three months ended March 31, 2004, net income was $17.9 million, or $0.62 per share on a diluted basis, compared to net income of $11.8 million, or $0.41 per share on a diluted basis, in 2003.

Earnings for the first quarter of 2004 represented annualized returns of 13.1% on equity (ROE) and 2.0% on assets (ROA) compared to 9.8% and 1.8% for the same period in 2003.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                             THREE MONTHS ENDED MARCH 31
                                                           ---------------------------------------------------------------
                                                                          2004                          2003
                                                           ===============================================================
                                                                                  AVERAGE                          AVERAGE
                                                             AVERAGE    INTEREST  YIELD/    AVERAGE     INTEREST   YIELD/
(in thousands)                                               BALANCE    AND FEES   COST     BALANCE     AND FEES     COST
==========================================================================================================================
ASSETS
Earning Assets:
 Liquidity management assets (1)                           $   855,225  $ 3,286    1.54%   $  651,907  $    3,576   2.19%
 Common stocks at the Bank Holding Company (2)                 195,364    2,167    4.44%      146,642       1,722   4.70%
 Loans, net of unearned income (3)                           2,487,833   45,897    7.38%    1,738,076      33,453   7.70%
-------------------------------------------------------------------------------            ----------------------
  Total earning assets                                       3,538,422   51,350    5.80%    2,536,625      38,751   6.11%
Noninterest-earning assets:
 Cash and due from banks--noninterest bearing                   95,985                        78,946
 Allowance for loan losses                                     (36,625)                       (36,709)
 Premises and equipment, net                                    26,291                         28,180
 Other assets, including goodwill                               34,381                         25,689
--------------------------------------------------------------------------------------------------------------------------
  Total assets                                             $ 3,658,454                     $2,632,731
==========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
 Money market deposits                                     $ 1,193,281  $ 5,063    1.70%   $  921,760  $    4,014   1.74%
 Brokered certificates of deposit                              591,434    3,753    2.54%      244,498       3,714   6.08%
 Retail certificates of deposit                                419,707    2,230    2.13%      392,041       2,890   2.95%
 NOW deposits                                                  233,095      591    1.01%      130,656         114   0.35%
 Savings deposits                                              167,175      207    0.49%      163,250         401   0.98%
-------------------------------------------------------------------------------            ----------------------
  Total interest-bearing deposits                            2,604,692   11,844    1.82%    1,852,205      11,133   2.40%
 Other borrowings                                               35,879      251    2.80%       45,762         342   2.99%
 Long-term debt - subordinated debentures                      177,837    1,856    4.17%            -           -      -%
-------------------------------------------------------------------------------            ----------------------
  Total interest-bearing liabilities                         2,818,408   13,951    1.98%    1,897,967      11,475   2.42%
Noninterest-bearing liabilities and shareholders' equity:
 Noninterest-bearing deposits                                  239,081                        220,724
 Other liabilities                                              52,257                         30,854
 Shareholders' equity                                          548,708                        483,186
--------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity               $ 3,658,454                     $2,632,731
==========================================================================================================================
Interest income and loan fees/average earning assets       $ 3,538,422  $51,350    5.80%   $2,536,625  $   38,751   6.11%
Interest expense/average interest-bearing liabilities      $ 2,818,408   13,951    1.98%   $1,897,967      11,475   2.42%
--------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                     $37,399    3.82%               $   27,276   3.69%
==========================================================================================================================
Net interest margin                                                                4.23%                            4.30%
==========================================================================================================================

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $9,000 for both 2004 and 2003.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $593,000 and $471,000 for 2004 and 2003, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $16,000 and $23,000 for 2004 and 2003, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

Net Interest Income

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period. For the three months ended March 31, 2004, Corus' net interest income grew by $10.1 million, or 37% driven by significant loan growth. Included in interest income were loan fees of $8.9 million for the three months ended March 31, 2004 and $7.1 million for the three months ended March 31, 2003.

Noninterest Income

For the three months ended March 31, 2004, noninterest income increased by $1.1 million compared to the prior year. The increase mainly resulted from higher net securities gains, as described below.

Securities Gains/(Losses), net

For the three months ended March 31, 2004, Corus recorded net securities gains of $1.3 million compared to a loss of $101,000 in 2003. The following details the net securities gains/(losses) by source:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         --------------------
(in thousands)                                              2004        2003
                                                         --------------------
 Gains on common stocks at Bank Holding Company          $    81      $ 7,315
 Charge for "other than temporary" impairment                  -       (8,962)
 Sales of securities at subsidiary bank                        -          (70)
 Mark-to-market adjustments on non-hedge derivatives       1,173        1,616
                                                         --------------------
Total securities gains/(losses), net                     $ 1,254      $  (101)
                                                         ====================

Gains on common stocks at Bank Holding Company

Gains on common stocks at the Bank Holding Company relate to the common stock portfolio of various financial industry companies held at the Bank Holding Company (see Common Stock Portfolio section for additional details). During the first quarters of 2004 and 2003, Corus recognized gains of $81,000 and $7.3 million, respectively, on security sales from the portfolio.

Charge for "other than temporary" impairment

In the first quarter of 2003, Corus recorded a charge of $9.0 million related to "other than temporary" declines in value of certain common stocks held at the Bank Holding Company. It is important to point out that this charge was not as a result of the Company selling the associated stocks, but rather an accounting entry with no cash flow or tax implications. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and as further defined by the Securities and Exchange Commission Staff Accounting Bulletin No. 59 ("SAB 59").

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

With all the preceding being said, it is important to note that while the accounting rules require that we report short-term stock price declines as "other than temporary" losses in the income statement, the reality is stock prices - for even the finest and best-managed companies - rise and fall, sometimes over very extended periods of time (such "extended" periods of times can easily be multiples of a six-month timeframe). The fact that a company's shares fall in value for a period as short as six months is neither overly concerning to us nor any reasonable indicator of how the stock may fare in the future. This is particularly true if the overall stock market has been declining. Conversely, if a stock has been falling in the face of a generally rising market, especially if this has been occurring over a protracted period of time, this poor relative performance may well indicate a genuine problem with the company and its prospects. Regardless, such a fundamental/economic approach is not the way the accounting rules work.

Lastly, while we are required to report securities losses from these "other than temporary" declines in value, we are not allowed to report securities gains when those same securities recover in value. Case in point, as of March 31, 2004, $8.5 million of the previously charged-off $9.0 million, has been recovered as the prices of the associated common stocks have risen. Thus, while Corus was required to record the $9.0 million charge as a reduction to income, the recovery does not receive the same accounting treatment, but must instead be recorded as an unrealized gain (as Other Comprehensive Income in Shareholders' Equity) and not recognized in income until the security is either sold or in some instances the underlying corporation is acquired.

Mark-to-market adjustments on non-hedge derivatives

For the three months ended March 31, 2004 and 2003, the Bank recorded gains of $1.2 million and $1.6 million, respectively, from what we refer to as mark-to-market adjustments on non-hedge derivatives. Due to their unusual nature, the basis for these gains/(losses) requires additional explanation.

Like many banks, Corus utilizes derivatives to hedge its interest rate risk. This is accomplished primarily via interest rate swaps (to effectively convert fixed-rate loans and brokered CDs to floating rate) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans).

As of January 1, 2001, virtually all companies were required to adopt new derivative accounting rules (known as SFAS No. 133). These rules require that all derivative instruments be included on the balance sheet at market value. In addition, the rules provide that if derivatives are "paired-off" against specific assets and/or liabilities ("the hedged items") and also pass an additional succession of tests, then the income statement impact of any periodic changes in the value of the derivatives are effectively offset by changes in the value of the hedged items. Such derivatives are afforded what is termed "hedge accounting" treatment. For those swaps that do not qualify for hedge accounting treatment, the periodic changes in their market value is reflected as securities gains/(losses) on the Company's income statement. Since this income does not stem from having actually sold the instruments, it is subject to reversal based on future changes in the market values. In fact, if Corus holds swaps to maturity, the value of the instruments will ultimately return to $0. What this means is that the cumulative gains or losses recognized at any point in time would be temporary as they would ultimately reverse, such that the cumulative gains and losses over the life of a swap would sum to zero. However in the event that Corus sells any swaps prior to maturity, the cumulative gains or losses would not reverse. As of March 31, 2004, Corus has recorded net cumulative gains of $6.8 million related to mark-to-market adjustments on non-hedge derivatives.

Noninterest Expense

For the three months ended March 31, 2004, noninterest expense increased by $1.5 million compared to the prior year, predominantly due to an increase of $1.4 million in salaries and benefits expense. The increase in salaries and benefits is primarily for commercial loan officers, who are compensated on a commission basis. Commercial loan officer compensation expense is expected to increase by $2.2 million for the full year of 2004 as compared to 2003, due to anticipated loan growth.

FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

                                                   MARCH 31, 2004            December 31, 2003          March 31, 2003
(in thousands)                                   AMOUNT        PERCENT     Amount           Percent     Amount    Percent
                                             -------------------------   --------------------------   -------------------
Loans, net of unearned income                $    2,372,800       66%    $2,433,771            68%    $1,794,481    72%
Federal funds sold                                  802,400       22        682,000            19        333,870     13
Securities other than common stocks                 223,799        6        255,806             7        246,009     10
Common stocks at the Bank Holding Company           197,802        6        188,844             6        134,886      5
                                             -------------------------   --------------------------   -------------------
 Total                                       $    3,596,801      100%    $3,560,421           100%    $2,509,246   100%
                                             =========================   ==========================   ===================

Loans

The following table details the composition of Corus' loan portfolio:

                                                   MARCH 31, 2004            December 31, 2003           March 31, 2003
(in thousands)                                   AMOUNT        PERCENT     Amount           Percent     Amount    Percent
                                             -------------------------   --------------------------   -------------------
Loans:
      Commercial real estate:
        Non-construction                     $    1,112,487       47%    $1,207,015            50%    $  995,925    56%
        Construction                              1,072,004       45      1,005,206            41        597,375    33
        Mezzanine                                    45,294        2         53,790             2         32,585     2
                                             -------------------------   --------------------------   -------------------
      Total commercial real estate                2,229,785       94%     2,266,011            93%     1,625,885    91%
      Commercial                                     79,004        3         98,621             4         75,619     4
      Residential real estate and other              64,011        3         69,139             3         92,977     5
                                             -------------------------   --------------------------   -------------------
Total Loans                                  $    2,372,800      100%    $2,433,771           100%    $1,794,481   100%
                                             =========================   ==========================   ===================

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

The following table is a summary of commercial real estate loans and unfunded commitments. Including commitments, the commercial real estate loan portfolio totals $3.7 billion.

(in thousands)                  MARCH 31, 2004           December 31, 2003            March 31, 2003
                           -----------------------    -----------------------    -----------------------
Funded commercial
 real estate loans, net    $2,229,785       60%       $2,266,011       59%       $1,625,885       56%
Commitments:
 Loans - unfunded portion   1,195,063       33         1,168,115       31         1,104,848       38
 Commitment Letters           266,974        7           375,865       10           166,610        5
 Letters of Credit             10,454       --            10,502       --            20,682        1
                           -----------------------    -----------------------    -----------------------
Total                      $3,702,276      100%       $3,820,493      100%       $2,918,025      100%
                           =======================    =======================    =======================

While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

The following tables break out commercial real estate loans by size, property type, and location:

COMMERCIAL REAL ESTATE LOANS - BY SIZE

                                               AS OF MARCH 31, 2004
                                  -------------------------------------------------
                                          TOTAL COMMITMENT(1)     FUNDED BALANCE
                                   # OF   ------------------     ------------------
(dollars in millions)             LOANS    AMOUNT         %       AMOUNT          %
                                  -----   ------------------     ------------------
$60 million and above               15    $ 1,069         29%    $   548         25%
$40 million to $60 million          17        797         21         501         21
$20 million to $40 million          39      1,096         30         639         29
$1 million to $20 million           85        724         20         528         24
Less than $1 million               166         40          1          38          2
Deferred fees/other discounts      N/A        (24)        (1)        (24)        (1)
                                   ---    ------------------     ------------------
  Total                            322    $ 3,702        100%    $ 2,230        100%
                                   ===    ==================     ==================

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE

                                                 AS OF MARCH 31, 2004
                                  -------------------------------------------------
                                          TOTAL COMMITMENT(1)      FUNDED BALANCE
                                   # OF   ------------------     ------------------
(dollars in millions)             LOANS   AMOUNT          %       MOUNT          %
                                  -----   ------------------     ------------------
Condo/loft conversion               57    $ 1,943         52%    $   962         43%
Hotel                               39        628         17         445         20
Rental apartments                   15        465         13         337         15
Office                              17        459         12         322         14
Warehouse / Light industrial        12         99          3          59          3
Nursing homes                        7         60          2          60          3
Vacant land                          4         22          1          21          1
Retail                               4          8         --           8         --
Other                                1          2         --           2         --
Loans less than $1 million         166         40          1          38          2
Deferred fees/other discounts      N/A        (24)        (1)        (24)        (1)
                                   ---    ------------------     ------------------
  Total                            322    $ 3,702        100%    $ 2,230        100%
                                   ===    ==================     ==================

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

COMMERCIAL REAL ESTATE LOANS - BY MAJOR METROPOLITAN AREA

                                                      AS OF MARCH 31, 2004
                                       -------------------------------------------------
                                               TOTAL COMMITMENT(1)      FUNDED BALANCE
                                        # OF   ------------------     ------------------
(dollars in millions)                  LOANS   AMOUNT          %      AMOUNT          %
                                       -----   ------------------     ------------------
California:
  Los Angeles                            24    $   490         13%    $   286         13%
  San Francisco                           9        277          7         128          6
  San Diego                               8        142          4         107          5
  Sacramento                              1         33          1          31          1
                                        ---    -------        ---     -------        ---
California Total                         42        942         25         552         25

Washington, D.C.(2)                      25        853         23         470         21

New York City                            17        480         13         240         11

Chicago                                  29        430         12         259         12
Chicago-Loans less than $1 million      159         36          1          35          1

Miami                                     8        392         11         251         11

Texas:

  Houston                                 5        105          3         101          5
  Dallas                                  2         31          1          21          1
                                        ---    -------        ---     -------        ---
Texas Total                               7        136          4         122          6

Other (3)                                35        457         12         325         14
Deferred fees/other discounts           N/A        (24)        (1)        (24)        (1)
                                        ---    -------        ---     -------        ---
  Total                                 322    $ 3,702        100%    $ 2,230        100%
                                        ===    =======        ===     =======        ===

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2) Includes northern Virginia and Maryland loans.

(3) No other metropolitan area exceeds three percent of the total.

Commercial Real Estate Loans - Originations

Corus originated 19 loans with commitments aggregating $529 million in the first quarter of 2004. This compares to 15 loans aggregating $352 million in the first quarter of 2003. This represents a 50% increase in loan originations for the period.

Commercial Real Estate Loans - Pay-offs

Total pay-offs in the first quarter of 2004 were $484 million, more than double the quarterly average for all of 2003. The timing of loan pay-offs is inherently difficult to predict. Furthermore, given that Corus makes large individual loans, just a few payoffs can have a significant impact.

Commercial Real Estate Loans - Loans Pending

Finally, the following table presents a comparison of Corus' loans pending listed in descending order with respect to stage of completion. In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Discussion Pending is in its earliest stages.

COMMERCIAL REAL ESTATE LOANS PENDING
(dollars in millions)

                               MARCH 31, 2004       DECEMBER 31, 2003  MARCH 31, 2003
                              ----------------      ------------------ ---------------
                              # OF    COMMITMENT    # OF    COMMITMENT # OF   COMMITMENT
                              LOANS     AMOUNT      LOANS     AMOUNT   LOANS    AMOUNT
                              -----     ------      -----     ------   -----    ------
Commitment Accepted              2      $   40         3      $   94      3     $   69
Commitment Offered               7         227         6         313      4        103
Application Received             8         477         9         305      6        111
Application Sent Out            12         622         8         451      7        275
Term Sheet Issued               42       2,371        36       1,715     19        724
Discussion Pending               2         104         5         115      2        105
                              ----      ------      ----      ------   ----     ------
  Total                         73      $3,841        67      $2,993     41     $1,387
                              ====      ======      ====      ======   ====     ======


In total, loans pending have increased significantly from both the most recent year-end and from a year ago. For perspective, for the loans pending at March 31, 2003, over 90% of the loans that had reached the Application Received stage ultimately closed.

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. As of March 31, 2004, Corus had purchased participations in two loans. Corus' total commitment on these loans is $57 million or 1.5% of Corus' total commercial real estate portfolio.

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

Common Stocks

At March 31, 2004, Corus had investments in the common stocks of 30 financial industry companies with a current market value totaling $197.8 million, including net unrealized gains of $97.2 million. These investments are included in the available-for-sale classification. The following is a list of Corus' holdings, by market value, as of March 31, 2004:

                                           TICKER                 MARKET   PERCENTAGE OF
CORPORATION                                SYMBOL   SHARES HELD   VALUE      PORTFOLIO
----------------------------------------------------------------------------------------
(dollars in thousands)
  FleetBoston Financial Corp.               FBF       423,960    $ 19,036       9.6%
  Comerica Inc.                             CMA       339,300      18,431       9.3
  JP Morgan Chase & Co.                     JPM       319,100      13,386       6.8
  MAF Bancorp Inc.                          MAFB      281,550      12,236       6.2
  Charter One Financial Inc.                 CF       338,536      11,971       6.1
  Citigroup Inc.                             C        225,000      11,633       5.9
  Amsouth Bancorporation                    ASO       466,015      10,956       5.5
  Wachovia Corp.                             WB       223,840      10,520       5.3
  Bank of America Corp.                     BAC        99,873       8,088       4.1
  Merrill Lynch & Co. Inc.                  MER       132,000       7,862       4.0
  Bank One Corp.                            ONE       137,700       7,507       3.8
  US Bancorp                                USB       268,870       7,434       3.8
  South Trust Corp.                         SOTR      195,900       6,498       3.3
  City National Corp.                       CYN        84,000       5,032       2.5
  Morgan Stanley Dean Witter & Co.          MWD        82,000       4,699       2.4
  Compass Bancshares Inc.                   CBSS      108,750       4,510       2.3
  Union Planters Corp.                      UPC       143,554       4,285       2.2
  Amcore Financial Inc.                     AMFI      142,500       4,234       2.1
  Hibernia Corp.                            HIB       154,200       3,622       1.8
  Associated Banc Corp.                     ASBC       80,786       3,618       1.8
  Suntrust Banks Inc.                       STI        48,000       3,346       1.7
  Bank of New York Co. Inc.                  BK       100,000       3,150       1.6
  Mellon Financial Corp.                    MEL       100,000       3,129       1.6
  Banknorth Group Inc.                      BNK        90,000       3,064       1.5
  National City Corp.                       NCC        74,520       2,651       1.3
  Mercantile Bankshares Corp.               MRBK       58,500       2,511       1.3
  Provident Bancshares Corp.                PBKS       43,757       1,373       0.7
  Commerce Bancshares Inc.                  CBSH       28,491       1,359       0.7
  BB&T Corp.                                BBT        33,736       1,191       0.6
  First Source Corp.                        SRCE       18,992         470       0.2
                                                                 ------------------
Total                                                            $197,802     100.0%
                                                                 ==================

During the first quarter ended March 31, 2004, Corus received dividends on the stock portfolio of $1.6 million compared to $1.3 million during the same period of 2003. See noninterest income section for discussion of treatment of realized and unrealized gains and losses.

On April 1, 2004, Bank of America Corp. (BAC) acquired FleetBoston Financial Corp. (FBF) in a stock-for-stock transaction. Corus received 235,424 additional shares of BAC, bringing its total position in BAC to 335,297 shares. Corus' book basis in the FBF shares before the acquisition was $9.0 million whereas the market value of the 235,424 BAC shares on April 1, 2004 was $19.1 million. Therefore, the acquisition will give rise to a book gain of $10.1 million as securities gains in the second quarter of 2004. It should be noted that this gain has neither a cash flow nor net tax impact; this is GAAP treatment for accounting for stock-for-stock acquisitions.

Additionally, two other companies of which Corus owns stock have announced stock-for-stock transactions. JP Morgan Chase & Co. (JPM) plans to acquire Bank One Corp. (ONE). Under the announced terms and at JPM's price as of March 31, 2004, the acquisition would result in a book gain of $3.6 million. Regions Financial Corp. (RF) plans to "merge" with Union Planters Corp. (UPC). Under the announced terms of this transaction and at RF's price as of March 31, 2004, the acquisition would result in a book gain of $2.3 million. It is anticipated that both of these transactions will close in the second quarter of 2004.

Nonperforming Assets

Nonperforming assets were as follows:

                                         MARCH 31 December 31  March 31
(in thousands)                             2004       2003       2003
                                         --------   --------   --------
Total nonperforming loans:
  Nonaccrual                             $  7,349   $  7,896   $  1,980
  Troubled debt restructurings              4,781      6,436     12,170
  Loans 90 days or more past due              957      1,236      1,694
                                         --------   --------   --------
Total nonperforming loans                  13,087     15,568     15,844
  Other real estate owned                     130         66        228
                                         --------   --------   --------
Total nonperforming assets               $ 13,217   $ 15,634   $ 16,072
                                         ========   ========   ========

Nonperforming loans/Total loans              0.55%      0.64%      0.88%
Nonperforming assets/Total assets            0.36%      0.43%      0.62%

Total nonperforming assets decreased compared to December 2003 by $2.4 million to $13.2 million. The decrease is primarily due to payments associated with the two construction loans, which are classified as Troubled Debt Restructurings ("TDR's"). The only other item of significance is a $7.0 million non-construction commercial real estate loan that was placed on nonaccrual in May 2003. Management believes the loan is well secured and no loss is expected.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior and current loss experience, delinquency levels, overall growth in the portfolio, current economic conditions, and other factors. Management believes that the level of the allowance for loan losses was adequate at March 31, 2004. A reconciliation of the activity in the allowance for loan losses is as follows:

                                         THREE MONTHS ENDED
                                               MARCH 31
                                      ------------------------
(in thousands)                            2004           2003
                                      ------------------------
Balance at beginning of period        $   36,448   $    36,629
Provision for loan losses                      -             -
Less charge-offs:
  Residential real estate and other          235           396
  Overdraft-Check Cashing                      -         1,105
  Commercial-Check Cashing                     -           436
  Commercial real estate                       -             -
                                      ------------------------
Total charge-offs                            235         1,937
                                      ------------------------
Add recoveries:
  Residential real estate and other          554           485
  Overdraft-Check Cashing                      -           338
  Commercial                                   -             2
  Commercial real estate                       -             -
                                      ------------------------
Total recoveries                             554           825
                                      ------------------------
Net recoveries/(charge-offs)                 319        (1,112)
                                      ------------------------
Balance at March 31                   $   36,767   $    35,517
                                      ========================
Loans at March 31                     $2,372,800   $ 1,794,481
                                      ========================
Allowance as a percentage of loans          1.55%         1.98%
                                      ========================

Net (Charge-off) / Recovery - 10 Year History

                                   CHECK                   CONSUMER
                    COMMERCIAL    CASHING                 RESIDENTIAL
                    REAL ESTATE  INDUSTRY    COMMERCIAL   REAL ESTATE   STUDENT
(in thousands)         LOANS     LOANS (1)     LOANS         LOANS       LOANS      TOTAL
--------------------------------------------------------------------------------------------
2004 (1st Qtr)        $    -     $      -      $   -      $     319    $      -    $     319
2003                       -         (950)       191            488          90         (181)
2002                      17       (3,227)         8           (674)         48       (3,828)
2001                      10            -         (1)        (1,865)      2,712          856
2000                      42            -       (104)        (2,473)     10,046        7,511
1999                      62            -        (19)        (2,536)     (1,190)      (3,683)
1998                     148            -          7         (3,945)     (1,097)      (4,887)
1997                    (155)           -         (3)        (8,167)     (9,683)     (18,008)
1996                     820            -        678         (5,945)     (4,525)      (8,972)
1995                    (240)           -       (200)           120          24         (296)
                    ------------------------------------------------------------------------
Total                 $  704     $ (4,177)     $ 557      $ (24 678)   $ (3 575)   $ (31 169)
                    ========================================================================

(1)      Represents loans to Corus' customers in the check cashing industry

Corus has had particularly impressive results with commercial real estate lending. In fact, while we have actually had, in total, net recoveries on this portfolio over the past 10 years, management anticipates that there may be charge-offs in the future (See Commercial Real Estate Risk Disclosure section). The check cashing industry loan charge-offs relate to a specific control weakness, which has since been corrected. Management does not expect charge-offs of this magnitude to recur. Finally, Corus made the decision in 2000 to exit the consumer residential real estate and student lending businesses and the portfolios have since either been sold or are running off.

Deposits

The following table details the composition of deposit products by type:

                                          MARCH 31            December 31              March 31
(in thousands)                              2004                 2003                    2003
                                   --------------------   --------------------   ---------------------
Money Market                       $1,205,552       42%   $1,208,784       42%   $  901,357        44%
Brokered certificates of deposit      586,516       20       596,831       21       228,555        11
Retail certificates of deposit        429,488       15       422,091       15       384,630        19
Demand                                243,594        9       227,960        8       218,989        11
NOW                                   236,228        8       223,590        8       142,854         7
Savings                               167,943        6       167,146        6       165,290         8
                                   ----------      ---    ----------      ---    ----------       ---
  Total                            $2,869,321      100%   $2,846,402      100%   $2,041,675       100%
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

The liquidity to fund loan commitments will first come from a combination of available liquidity and normal paydowns/payoffs of the existing loan portfolio and then, to the extent necessary, from additional issuance of brokered certificates of deposit ("BRCD"). A portion of Corus' current loan funding comes from BRCD. To the extent that total loans outstanding grow in the future, management will fund this growth with a combination of core deposit growth and, to the extent necessary, BRCD growth. In order to avoid the liquidity risk of an overly significant portion maturing during any given year, Corus works to have the BRCD maturities staggered, ranging from 1 to 7 years. To further mitigate liquidity risk, Corus' liquidity policy requires that the Bank hold more liquid assets as the level of BRCD increases. As of March 31, 2004, BRCD totaled $587 million. The Bank has established a BRCD limit such that BRCD will not exceed 41% of total deposits (i.e., retail deposits and BRCD). Based on current deposit levels, this implies a maximum amount of BRCD of $1.6 billion.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of March 31, 2004 are presented below:

                                                                      Tier 1 Risk-Based            Total Risk-Based
                                            Tier 1 Leverage(1)           Capital (2)                  Capital (3)
                                            ------------------       ---------------------       ---------------------
(in thousands)                               Amount     Ratio         Amount         Ratio        Amount         Ratio
                                            ------------------       ---------------------       ---------------------
Minimum ratios for well-capitalized                      5.00%                        6.00%                     10.00%
Corus Bankshares, Inc.                      $ 645,626   17.49%       $  645,626      18.42%      $  737,223     21.04%
Subsidiary Bank                             $ 574,607   16.60%       $  574,607      17.07%      $  611,374     18.16%

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

Commercial Real Estate Risk Disclosure

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

                (in millions)                      3/31/04     12/31/03    3/31/03
                                                   -------     --------    -------
CRE LOANS & UNFUNDED COMMITMENTS
CRE loans outstanding                              $ 2,230     $ 2,266     $ 1,626
Unfunded Commitments                                 1,472       1,554       1,292
                                                   -------     -------     -------
  CRE Loans + Unfunded Commitments                 $ 3,702     $ 3,820     $ 2,918
                                                   =======     =======     =======

POTENTIAL DEFAULTS & LOSSES
CRE Loans + Unfunded Commitments                   $ 3,702     $ 3,820     $ 2,918
Weighted average Probability of Default (POD)(1)      15.0%       14.4%       14.1%
                                                   -------     -------     -------
  Potential CRE Loans that could default               555         550         411
Weighted average Loss Given Default (LGD)(1)          16.0%       16.4%       16.9%
                                                   -------     -------     -------
  Potential losses that could occur                $    89     $    90     $    69
                                                   =======     =======     =======

NONPERFORMING & NONACCRUAL LOANS
Potential CRE loans that could default             $   555     $   550     $   411
Potential losses that could occur                      (89)        (90)        (69)
                                                   -------     -------     -------
  Potential remaining CRE NPL balances                 466         460         342
Percentage that could be nonaccrual (2)                100%        100%        100%
                                                   -------     -------     -------
  Potential nonaccrual CRE NPL balances            $   466     $   460     $   342
                                                   =======     =======     =======

(1) The POD and LGD estimates are not based on today's market conditions, instead they are arrived at by "stressing" all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a "serious" recession.

(2) Not necessarily all nonperforming loans would be nonaccrual, however in order to be conservative we will assume 100% of the above nonperforming loans are nonaccrual.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward - looking statements may be identified by, among other things, the use of forward-looking terms such as "may," "intends," "expects," "anticipates," "estimates," "projects," "targets," "forecasts" "seeks," or "attempts" or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus' actual results to differ materially include, but are not limited to, the following:

      - the general state of the economy and, together with all aspects of Corus' business that are affected by changes in the economy, the impact that changes in rates have on Corus' net interest margin;

      - Corus' ability to continue its strong loan originations and, in turn, its ability to increase the commercial real estate loan portfolio;

      - Corus' ability to access cost-effective funding, especially with brokered certificates of deposit, to fund marginal loan growth;

      - the amount of charge-offs related to Corus' business of servicing the check cashing industry;

      - changes in management's estimate of the adequacy of the allowance for loan losses;

      - the impact of competitors' pricing initiatives on loan and deposit products;

      - the extent of defaults and losses given default, and the resulting lost interest income from such defaults; and

      - changes in the laws, regulations and policies governing financial services companies.

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

The Bank's interest rate sensitivity model projects continued growth in commercial real estate loans and assumes that a growing percentage of the Bank's future commercial real estate loans will have "in-the-money" floors (assuming short-term rates stay at such historically low levels). The decrease in sensitivity as compared to December 31, 2003, relates primarily to the impact of changes in loan growth assumptions.

Interest rate sensitivity was as follows:

        Rate Shock Amount (1)                   -75 bp     -50 bp    0 bp     +50 bp     +100 bp    +200 bp    +300 bp
                                                ------     ------    ----     ------     -------    -------    -------
Percent change in the next 12 month's
   net interest income vs. constant rates
March 31, 2004                                   0.1%       0.4%      -       (2.6)%     (3.9)%     (0.7)%      3.8%
December 31, 2003                                1.5%       1.3%      -       (2.8)%     (4.3)%     (1.5)%      2.7%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $197.8 million as of March 31, 2004, including net unrealized gains of $97.2 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be "other than temporary." This price risk would also affect any gains or losses that may be realized on the sale of certain equity securities in the future.

                         ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

  ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                                   SECURITIES.

                             (a)            (b)                  (c)                         (d)
                                                       Total Number of Shares         Maximum Number of
                        Total Number      Average        Purchased as Part of       Shares that May Yet Be
                         of Shares      Price Paid     Publicly Announced Plans      Purchased Under the
      Period             Purchased       per Share          or Programs               Plans or Programs
      ------             ---------       ---------          -----------               -----------------
January 1-31, 2004              -         $    -                    -                     597,450
February 1-29, 2004        27,600         $37.86               27,600                     569,850
March 1-31, 2004          112,000         $38.89              112,000                     457,850
Total                     139,600         $38.68              139,600                     457,850

The repurchases were pursuant to a 1,000,000 common share repurchase program that was approved by the Board of Directors in November 1999. The program was scheduled to expire in November 2004. On April 21, 2004, Corus' Board of Directors approved a new program to repurchase up to 1,000,000 common shares of Corus stock. The new program expires in April 2009. Coincident with the approval of the new plan, the November 1999 plan was terminated.

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      3(i) Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003

      3(ii) Amended and Restated By-Laws are incorporated herein by reference to
            Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004

      10.1 Commission Program for the Commercial Loan Officers is incorporated herein by reference from Form S-8 filing dated May 22, 1998**

      10.2 The 1999 Stock Option Plan is incorporated herein by reference from Form S-8 filing dated April 30, 1999**

      15*   Letter re unaudited interim financial information

      31.1* Rule 13a-14(a)/15d-14(a) Certification

      31.2* Rule 13a-14(a)/15d-14(a) Certification

      32*   Section 1350 Certifications

      99*   Independent Accountants' Review Report

      *Filed herewith

      **Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

      A Form 8-K was filed under items 7 and 12 on January 20, 2004 regarding publicly released information on the Company's financial condition and results of operations for the quarter ended December 31, 2003.

      A Form 8-K was filed under items 5 and 7 on February 2, 2004 regarding publicly released information on anticipated security gains.

      A Form 8-K was filed under items 5 and 7 on February 9, 2004 regarding publicly released information on an increase in dividend.

      A Form 8-K was filed under items 7 and 12 on March 4, 2004 regarding Corus Bankshares 2003 Annual Report to Shareholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CORUS BANKSHARES, INC.
                                         (Registrant)

      May 6, 2004                   By: /s/ Michael E. Dulberg
                                        -------------------------------
                                        Michael E. Dulberg
                                        Senior Vice President and Chief
                                        Accounting Officer

                                        (Principal Accounting Officer and duly
                                         authorized Officer of Registrant)