Form 10-Q
period 2004-06-30
CORUS BANKSHARES INC
filed 2004-08-09
CIK 51939

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                    FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

As of July 30, 2004, the Registrant had 27,856,388 common shares, $0.05 par value, outstanding.

================================================================================

                             Corus Bankshares, Inc.
                     Index to Quarterly Report on Form 10-Q
                                  JUNE 30, 2004



                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements ..............................................   1

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ........  26

ITEM 4.  Controls and Procedures ...........................................  27

                          PART II. -- OTHER INFORMATION

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities ...............................................  27

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............  28

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  28

         Signature .........................................................  29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            (UNAUDITED)                         (Unaudited)
                                                              JUNE 30         December 31         June 30
(dollars in thousands)                                         2004              2003              2003
                                                            ----------        ----------        ----------
Assets
 Cash and due from banks - non-interest bearing             $   66,037        $   63,524        $   57,079
 Federal funds sold                                          1,262,000           682,000           489,925
 Securities:
  Available-for-sale, at fair value
   Common stocks at the Bank Holding Company                   208,081           188,844           160,031
    (amortized cost $118,931, $95,661 and $92,902)
   Other securities                                             45,589           244,062           121,980
    (amortized cost $45,327, $242,308 and $118,599)
  Held-to-maturity, at amortized cost                           11,133            11,744             6,629
   (fair value $11,155, $11,802 and $6,701)
                                                            ----------        ----------        ----------
  Total Securities                                             264,803           444,650           288,640
Loans, net of unearned income                                2,229,448         2,433,771         2,032,640
  Less: Allowance for loan losses                               36,996            36,448            35,811
                                                            ----------        ----------        ----------
  Net Loans                                                  2,192,452         2,397,323         1,996,829
 Premises and equipment, net                                    26,011            26,313            27,295
 Accrued interest receivable and other assets                   20,658            25,497            22,885
 Goodwill, net of accumulated amortization of $30,009            4,523             4,523             4,523
                                                            ----------        ----------        ----------
Total Assets                                                $3,836,484        $3,643,830        $2,887,176
                                                            ==========        ==========        ==========

Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing                                       $  239,995        $  227,960        $  220,148
  Interest-bearing                                           2,740,726         2,618,442         2,032,340
                                                            ----------        ----------        ----------
  Total Deposits                                             2,980,721         2,846,402         2,252,488
 Other borrowings                                               33,956            36,403            42,190
 Long-term debt - subordinated debentures                      203,611           172,500            47,500
 Accrued interest payable and other liabilities                 57,018            42,345            36,475
                                                            ----------        ----------        ----------
Total Liabilities                                            3,275,306         3,097,650         2,378,653
Shareholders' Equity
 Common stock (par value $0.05 per share,
  50,000,000 shares authorized: 27,853,848, 28,036,888
  and 28,068,288 shares outstanding, respectively)               1,393             1,402             1,403
 Surplus                                                        17,300            16,942            13,696
 Equity - options outstanding                                    6,193             5,670             4,963
 Retained earnings                                             478,175           460,458           442,630
 Accumulated other comprehensive income                         58,117            61,708            45,831
                                                            ----------        ----------        ----------
Total Shareholders' Equity                                     561,178           546,180           508,523
                                                            ----------        ----------        ----------
Total Liabilities and Shareholders' Equity                  $3,836,484        $3,643,830        $2,887,176
                                                            ==========        ==========        ==========


June 30, 2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                              Three Months Ended               Six Months Ended
                                                                   June 30                          June 30
                                                           ------------------------        ------------------------
(in thousands, except per share data)                        2004            2003            2004            2003
                                                           --------        --------        --------        --------
Interest, Loan Fees, and Dividend Income
 Interest and fees on loans:
  Taxable                                                  $ 44,347        $ 34,440        $ 90,197        $ 67,827
  Tax-advantaged                                                 28              42              59              85
 Federal funds sold                                           2,606             929           4,091           1,895
 Securities:
  Taxable                                                     1,126           1,936           3,056           4,321
  Tax-advantaged                                                 10              16              26              32
  Dividends                                                   1,561           1,306           3,135           2,557
  Trading account                                               650             261             496             460
                                                           --------        --------        --------        --------
Total Interest, Loan Fees, and Dividend Income               50,328          38,930         101,060          77,177

Interest Expense
 Deposits                                                    12,413          10,459          24,256          21,592
 Other borrowings                                               293              32             544              32
 Long-term debt -- subordinated debentures                    1,979             285           3,836             627
                                                           --------        --------        --------        --------
Total Interest Expense                                       14,685          10,776          28,636          22,251

Net Interest Income                                          35,643          28,154          72,424          54,926

Provision for Loan Losses                                         -               -               -               -
                                                           --------        --------        --------        --------

Net Interest Income After Provision for Loan Losses          35,643          28,154          72,424          54,926

Noninterest Income
 Service charges on deposit accounts                          2,920           2,927           5,852           5,922
 Securities gains/(losses), net                              12,636             766          13,890             665
 Other income                                                   578             665           1,129           1,392
                                                           --------        --------        --------        --------
Total Noninterest Income                                     16,134           4,358          20,871           7,979

Noninterest Expense
 Salaries and employee benefits                               9,666           8,223          19,293          16,473
 Net occupancy                                                  930           1,056           1,923           2,019
 Data processing                                                970             681           1,700           1,320
 Depreciation -- furniture & equipment                          393             394             711             771
 Other expenses                                               2,355           2,230           4,923           4,703
                                                           --------        --------        --------        --------
Total Noninterest Expense                                    14,314          12,584          28,550          25,286
                                                           --------        --------        --------        --------

Income Before Income Taxes                                   37,463          19,928          64,745          37,619
Income Tax Expense                                           12,887           6,636          22,234          12,534
                                                           --------        --------        --------        --------
Net Income                                                 $ 24,576        $ 13,292        $ 42,511        $ 25,085
                                                           ========        ========        ========        ========
Net income per share:
 Basic                                                     $   0.88        $   0.47        $   1.52        $   0.89
 Diluted                                                   $   0.85        $   0.46        $   1.47        $   0.87

Cash dividends declared per common share                   $  0.313        $  0.250        $  0.625        $  0.330

Average common shares outstanding:
 Basic                                                       27,876          28,061          27,943          28,138
 Diluted                                                     28,772          28,607          28,831          28,673


2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)


                                                                                                           Accumulated
                                                                                   Equity -                   Other
                                                          Common                   Options      Retained  Comprehensive
(in thousands, except common share data)                  Stock        Surplus   Outstanding    Earnings      Income        Total
                                                         --------     ---------  -----------   ---------- -------------  ----------
Balance at December 31, 2003                              $ 1,402      $16,942     $ 5,670     $ 460,458      $ 61,708   $ 546,180

Net income                                                      -            -           -        42,511             -      42,511
Other comprehensive income (net of income taxes):
 Net change in unrealized gains on available-
  for-sale securities                                           -            -           -             -        (3,591)     (3,591)
                                                                                                                        -----------
Comprehensive income                                                                                                        38,920
                                                                                                                        -----------
Stock options vested                                            -            -         716             -             -         716

Retirement of 193,500 common shares                           (10)         (55)          -        (7,371)            -      (7,436)

Shares issued under stock option plan,
 10,460 common shares                                           1          322         (74)            -             -         249

Stock option settlements                                        -          (49)        (35)            -             -         (84)

Stock option expirations                                        -           38         (58)            -             -         (20)

Cash dividends declared on common stock,
 $0.625 per common share                                        -            -           -       (17,423)            -     (17,423)

Other                                                           -          102         (26)            -             -          76
                                                       ----------- ------------  ----------  ------------  ------------ -----------
Balance at June 30, 2004                                  $ 1,393      $17,300     $ 6,193     $ 478,175      $ 58,117   $ 561,178
                                                       =========== ============  ==========  ============  ============ ===========


See accompanying notes.



                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                   Equity -                   Other
                                                          Common                   Options      Retained  Comprehensive
(in thousands, except common share data)                  Stock        Surplus   Outstanding    Earnings      Income        Total
                                                         --------     ---------  -----------   ---------- -------------  ----------
Balance at December 31, 2002                              $ 1,412      $16,668     $     -     $ 430,482      $ 33,479   $ 482,041

Adoption of SFAS No. 123                                        -       (3,115)      4,256             -             -       1,141

Net income                                                      -            -           -        25,085             -      25,085
Other comprehensive income (net of income taxes):
 Net change in unrealized gains on available-
  for-sale securities                                           -            -           -             -        12,352      12,352
                                                                                                                        -----------
Comprehensive income                                                                                                        37,437
                                                                                                                        -----------

Stock options vested                                            -            -         855             -             -         855

Retirement of 180,000 common shares                            (9)         (61)                   (3,668)            -      (3,738)

Stock option exercises                                          -          254         (84)            -             -         170

Stock option settlements                                        -          (50)        (64)            -             -        (114)

Cash dividends declared on common stock,
 $0.330 per common share                                        -            -           -        (9,269)            -      (9,269)
                                                       ----------- ------------  ----------  ------------  ------------ -----------
Balance at June 30, 2003                                  $ 1,403      $13,696     $ 4,963     $ 442,630      $ 45,831   $ 508,523
                                                       =========== ============  ==========  ============  ============ ===========



2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30
                                                                                -------------------------------
(in thousands)                                                                      2004                2003
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $    42,511         $    25,085
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                    1,092               1,401
     Amortization of investment and loan premiums, net                                1,061                 396
     Deferred income tax expense (benefit)                                              115              (2,730)
     Securities gains, net                                                          (13,890)               (665)
     Deferred compensation expense                                                    2,585               1,466
     Stock option expense                                                               716                 855
     Decrease (Increase) in accrued interest receivable and other assets              5,430                (139)
     Increase in accrued interest payable and other liabilities                      11,541                 353
                                                                                -----------         -----------
         Net cash provided by operating activities                                   51,161              26,022

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from maturities of held-to-maturity securities                            624                  58
     Proceeds from maturities of available-for-sale securities                      195,953             148,733
     Proceeds from sales of available-for-sale securities                               123              10,883
     Purchases of available-for-sale securities                                     (13,370)             (4,121)
     Proceeds from trading activity, net                                              2,254                (333)
     Proceeds from sales of non-hedge derivatives                                     7,800                   -
     Net decrease (increase) in loans                                               203,853            (293,091)
     Bad debt recoveries                                                                976               1,466
     Purchases of premises and equipment, net                                          (790)               (376)
                                                                                -----------         -----------
         Net cash provided by (used in) investing activities                        397,423            (136,781)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase in deposit accounts                                                   134,319             192,715
     Proceeds from issuance of long-term debt - subordinated debentures              25,000              47,500
     Repayment of debt                                                               (2,000)             (7,000)
     (Decrease) increase in other borrowings, net                                      (447)              1,080
     Stock option exercises/settlements                                                 221                  56
     Retirements of common shares                                                    (7,436)             (3,738)
     Cash dividends paid on common shares                                           (15,728)             (4,510)
                                                                                -----------         -----------
         Net cash provided by financing activities                                  133,929             226,103
                                                                                -----------         -----------

Net increase in cash and cash equivalents                                           582,513             115,344
Cash and cash equivalents at January 1                                              745,524             431,660
                                                                                -----------         -----------
Cash and cash equivalents at June 30                                            $ 1,328,037         $   547,004
                                                                                ===========         ===========


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

     In 2003, Corus adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Corus elected to adopt SFAS No. 123 using the modified prospective method. Under this method, the recognition of compensation cost in 2003 and 2004 is the same as what would have been recognized had the provisions of SFAS No. 123 been applied since the date of grant for all outstanding options. Corus' consolidated financial statements as of June 30, 2003 and for the three and six months then ended have been restated to reflect the adoption of the SFAS No. 123 effective January 1, 2003.


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

     Consumer Lending is composed of home equity, residential mortgage, and other loans to individual borrowers. Revenues for this segment are from interest and fees on the loans. Loan balances of this segment continue to decline as the Bank implements plans to allow these portfolios to "run-off."

     The Retail Banking segment provides general banking services such as checking, savings, money market, and time deposit accounts as well as a variety of other services. Revenues for Retail Banking are derived from credit for funds provided to the other segments, as well as fees related to banking services.

     Corporate Support includes the net effect of support units after revenue and expense allocations, treasury management, and other corporate activities. Revenues primarily relate to dividends from the Company's investment in the common stocks of financial industry companies and the net effect of transfer pricing related to loan and deposit balances. In addition, revenues include gains/(losses) on equity securities and other financial instruments. Corporate Support also incorporates the difference between the Company's reported provision for credit losses, which is determined in accordance with generally accepted accounting principles, and the credit provisions allocated to the reportable business units.

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

Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(in thousands)                  Commercial      Consumer      Retail        Corporate    Inter-segment
                                 Lending        Lending       Banking        Support     Eliminations       Consolidated
                                ----------     ----------   ----------     ----------    -------------      ------------
Total Revenues (1)              $   27,553     $     725    $   12,804     $   10,695    $           -      $   51,777
Net Income                          13,607           133         4,354          6,482                -          24,576
Total Average Assets             2,396,704        59,043     2,959,483        769,613       (2,337,154)      3,847,689
End of Period Goodwill                   -             -         4,523              -                -           4,523


FOR THE THREE MONTHS ENDED JUNE 30, 2003

(in thousands)                  Commercial      Consumer      Retail        Corporate    Inter-segment
                                 Lending        Lending       Banking        Support     Eliminations       Consolidated
                                ----------     ----------   ----------     ----------    -------------      ------------
Total Revenues (1)              $   18,216     $   1,185    $    9,059     $    4,052    $           -      $   32,512
Net Income                           8,396           439         2,426          2,031                -          13,292
Total Average Assets             2,040,496        84,931     2,257,190        116,617       (1,789,531)      2,709,703
End of Period Goodwill                   -             -         4,523              -                -           4,523


FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands)                  Commercial      Consumer      Retail        Corporate    Inter-segment
                                 Lending        Lending       Banking        Support     Eliminations       Consolidated
                                ----------     ----------   ----------     ----------    -------------      ------------
Total Revenues (1)              $   55,211     $   1,553    $   23,922     $   12,609    $           -      $    93,295
Net Income                          27,064           396         7,958          7,093                -           42,511
Total Average Assets             2,496,908        60,935     2,896,519        588,021       (2,289,312)       3,753,071
End of Period Goodwill                   -             -         4,523              -                -            4,523


FOR THE SIX MONTHS ENDED JUNE 30, 2003


(in thousands)                  Commercial      Consumer      Retail        Corporate    Inter-segment
                                 Lending        Lending       Banking        Support     Eliminations       Consolidated
                                ----------     ----------   ----------     ----------    -------------      ------------
Total Revenues (1)              $   35,826     $   2,574    $   17,566     $    6,939    $           -      $    62,905
Net Income                          15,380           873         4,614          4,218                -           25,085
Total Average Assets             1,974,138        89,355     2,219,461        146,090       (1,757,614)       2,671,430
End of Period Goodwill                   -             -         4,523              -                -            4,523


(1) Net interest income before provision for loan losses plus noninterest income.


The profitability of each of Corus' business segments may be affected by changes in, and the level of, interest rates.

The direction and degree of this impact will vary based on the asset/liability mix of each segment.

3.   Derivatives

     SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the change in fair value of the hedged risk or deferred through recognition in a component of other comprehensive income. Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly to income.

     Corus utilizes derivatives primarily to hedge its interest rate risk. This is accomplished via interest rate swaps (to effectively convert fixed-rate loans and brokered CDs to floating rate) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans). While these derivatives provide the desired economic hedge to interest rate fluctuations, they do not all meet the strict criteria required to qualify for hedge accounting. Nearly all of the interest rate swaps qualified as fair value hedges and received hedge accounting treatment. The interest rate basis swaps, which were sold in April 2004, did not meet the strict criteria required to qualify for hedge accounting.

     Corus may also occasionally purchase and sell interest rate derivatives in anticipation of trading gains. The impact of market adjustments, as well as any gains or losses upon the sale of these swaps held for trading is recorded directly into income.

     The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:


DERIVATIVE GAIN/(LOSS)                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                  Income Statement               -------------------------         ---------------------
(in thousands)                    Classification                   2004             2003             2004         2003
------------------------------------------------------------------------------------------         ---------------------
Fair value hedge (fixed-to-floating swaps):
 Loan hedge                       Interest Income                 $    18      $    (9)              $    22     $    15
 Brokered CD hedge(1)             Interest Expense                      -            -                     -           -
                                                                  -------      -------               -------     -------
Total fair value hedge                                                 18           (9)              $    22     $    15

Non-hedge:
 Fixed-to-floating swaps          Noninterest Income                1,881            5                 1,630          10
 Basis swaps                      Noninterest Income                   23        1,024                 1,446       2,635
                                                                  -------      -------               -------     -------
Total Non-hedge                                                     1,904        1,029                 3,076       2,645

                                                                  -------      -------               -------     -------
 Total Derivative Gain/(Loss)                                     $ 1,922      $ 1,020               $ 3,098     $ 2,660
                                                                  =======      =======               =======     =======


NOTIONAL AMOUNTS OF DERIVATIVES


(in thousands)                                  JUNE 30, 2004      JUNE 30, 2003
--------------------------------------------------------------------------------
Fair value hedge (fixed-to-floating swaps):
 Loan hedge                                        $ 5,567             $ 5,761
 Brokered CD hedge(1)                              427,503             122,000

Non-hedge:
 Fixed-to-floating swaps                               921               1,005
 Basis swaps                                             -           1,000,000

(1) These swaps qualify for the "shortcut method," as defined by SFAS No. 133. Corus does not anticipate any income statement impact from the associated mark-to-market adjustments.

4.   Long-Term Debt -- Subordinated Debentures

     From June 2003 to May 2004 Corus formed six wholly owned finance subsidiaries for the sole purpose of issuing Trust Preferred securities. The subsidiaries issued $197.5 million in Trust Preferred securities and Corus, in turn, issued subordinated debentures to the trusts in the amount of $203.6 million - the difference being Corus' investment in the subsidiaries. The terms for both the Trust Preferred securities and the subordinated debentures are essentially identical. The instruments all mature 30 years after issuance, although the securities are callable quarterly on or after the fifth year subsequent to issuance, or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules. The instruments accrue interest at rates ranging from LIBOR plus 2.60% to LIBOR plus 3.10%, resetting quarterly. Combined issuance fees totaled $1.6 million and are being amortized over the 30-year periods.


5.   Other Borrowings

     On June 26, 2001, Corus entered into an agreement to borrow $70 million, consisting of a term note in the amount of $50 million and a revolving note line of credit in the amount of $20 million, both at an effective interest rate equal to LIBOR plus 150 basis points, adjusted quarterly. In the second quarter of 2004 Corus increased the revolving note line of credit to $50 million.

     Corus has extended the maturity date on both notes to June 25, 2006, and either note may be prepaid without a material penalty. The term note requires quarterly repayments of $1 million beginning September 30, 2001 and the revolving note is payable upon maturity. As of June 30, 2004, the term note had an outstanding balance of $33.0 million and the revolving credit line had no balance outstanding. Interest is payable quarterly. In addition, a fee at an annual rate of 1/4% of the average unused revolving note commitment is due quarterly. Interest and fees for both notes for the six months ended June 30, 2004 totaled $501,000.

     Among other restrictions, loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for loan losses to total loans. The debt is secured by 100% of the common stock of the subsidiary bank. As of June 30, 2004, Corus was in compliance with all loan covenants.


6.   Net Income Per Share

     Net income per share was calculated as follows:


                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30                  JUNE 30
                                                        --------------------     --------------------
(In thousands, except per share data)                     2004        2003         2004        2003
                                                        --------------------     --------------------
Denominator for basic earnings per share:
 Average common shares outstanding                        27,876      28,061      27,943      28,138
Dilutive common stock options                                896         546         888         535
                                                         -------     -------     -------     -------
Denominator for diluted earnings per share                28,772      28,607      28,831      28,673
                                                         =======     =======     =======     =======

Numerator:  Net income attributable to common shares     $24,576     $13,292     $42,511     $25,085

Net income per share:
  Basic                                                  $  0.88     $  0.47     $  1.52     $  0.89
  Diluted                                                   0.85        0.46        1.47        0.87

2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

7.   Employee Benefit Plans

     The following reflects the disclosure requirements set forth by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     Corus maintains a noncontributory defined benefit pension plan. No contributions were made for the three months ended June 30, 2004 and 2003, and Corus expects to make no contributions to the plan in 2004.

     Net periodic benefit cost was comprised of the following:


                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30                JUNE 30
                                  ------------------    ------------------
(in thousands)                      2004       2003       2004       2003
                                   -----      -----      -----      -----
Service cost                       $ 197      $ 188      $ 394      $ 375
Interest cost                        347        317        694        634
Expected return on plan assets      (399)      (313)      (798)      (625)
Net amortization and deferral          8         71         17        141
                                   -----      -----      -----      -----
 Net Periodic Benefit Cost         $ 153      $ 263      $ 307      $ 525
                                   =====      =====      =====      =====


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

The assessment as to the adequacy of the allowance for loan losses is grounded by the assumption that historical experience is a good predictor of future performance. This assumption, while supported by guidance provided by the Financial Accounting Standards Board, the Office of the Comptroller of the Currency, and the Securities & Exchange Commission, may not ultimately be correct. In that event, estimates of inherent losses may materially differ from actual results.

OPERATING RESULTS

For the three months ended June 30, 2004, net income was $24.6 million, or $0.85 per share on a diluted basis, compared to net income of $13.3 million, or $0.46 per share on a diluted basis, in 2003. For the six months ended June 30, 2004, net income was $42.5 million, or $1.47 per share on a diluted basis, versus $25.1 million, or $0.87 per share on a diluted basis, in 2003. 2003 data reflects a 100% stock dividend on December 15, 2003 and has been restated due to the impact of the adoption of SFAS No. 123.

Earnings for the second quarter of 2004 represented annualized returns of 17.8% on equity (ROE) and 2.6% on assets (ROA) compared to 10.8% and 2.0% for the same period in 2003. Earnings for the first six months of 2004 represented annualized returns of 15.4% on equity and 2.3% on assets compared to 10.3% and 1.9% for the same period in 2003.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED JUNE 30
                                                            ------------------------------------------------------------------------
                                                                             2004                                 2003
                                                            ------------------------------------------------------------------------
                                                                                       AVERAGE                              AVERAGE
                                                              AVERAGE      INTEREST     YIELD/      AVERAGE     INTEREST     YIELD/
(in thousands)                                                BALANCE      AND FEES     COST        BALANCE     AND FEES      COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
 Liquidity management assets (1)                            $ 1,280,628     $ 4,397     1.37%       $ 605,433     $ 3,150     2.08%
 Common stocks at the Bank Holding Company (2)                  198,487       2,149     4.33%         148,308       1,798     4.85%
 Loans, net of unearned income (3)                            2,282,573      44,391     7.78%       1,870,849      34,505     7.38%
-----------------------------------------------------------------------------------                -----------------------
  Total earning assets                                        3,761,688      50,937     5.42%       2,624,590      39,453     6.01%
Noninterest-earning assets:
 Cash and due from banks--noninterest bearing                    74,736                                69,124
 Allowance for loan losses                                      (36,849)                              (35,751)
 Premises and equipment, net                                     26,259                                27,686
 Other assets, including goodwill                                21,855                                24,054
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                              $ 3,847,689                            $2,709,703
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
 Money market deposits                                      $ 1,241,403     $ 5,561     1.79%       $ 907,320     $ 3,846     1.70%
 Brokered certificates of deposit                               560,464       3,366     2.40%         286,558       3,397     4.74%
 Retail certificates of deposit                                 492,655       2,602     2.11%         395,279       2,642     2.67%
 NOW deposits                                                   248,330         674     1.09%         154,367         206     0.53%
 Savings deposits                                               169,980         210     0.50%         168,112         368     0.88%
-----------------------------------------------------------------------------------                -----------------------
  Total interest-bearing deposits                             2,712,832      12,413     1.83%       1,911,636      10,459     2.19%

Other borrowings                                                 78,379         293     1.49%          39,235         285     2.90%
Long-term debt -- subordinated debentures                       190,016       1,979     4.17%           3,049          32     4.19%
-----------------------------------------------------------------------------------                -----------------------
  Total interest-bearing liabilities                          2,981,227      14,685     1.97%       1,953,920      10,776     2.21%
Noninterest-bearing liabilities and shareholders' equity:
 Noninterest-bearing deposits                                   257,906                               225,444
 Other liabilities                                               55,621                                36,658
 Shareholders' equity                                           552,935                               493,681
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                $ 3,847,689                            $2,709,703
====================================================================================================================================
Interest income and loan fees/average earning assets        $ 3,761,688     $50,937     5.42%      $2,624,590     $39,453     6.01%
Interest expense/average interest-bearing liabilities       $ 2,981,227      14,685     1.97%      $1,953,920      10,776     2.21%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         $36,252     3.45%                     $28,677     3.80%
====================================================================================================================================
Net interest margin                                                                     3.85%                                 4.37%
====================================================================================================================================


     Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $6,000 and $9,000 for 2004 and 2003, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $588,000 and $492,000 for 2004 and 2003, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $15,000 and $22,000 for 2004 and 2003, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED JUNE 30
                                                          --------------------------------------------------------------------------
                                                                              2004                                 2003
                                                          --------------------------------------------------------------------------
                                                                                        AVERAGE                             AVERAGE
                                                               AVERAGE      INTEREST     YIELD/     AVERAGE      INTEREST    YIELD/
(in thousands)                                                 BALANCE      AND FEES      COST      BALANCE      AND FEES     COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Earning Assets:
 Liquidity management assets (1)                             $ 1,070,594     $ 7,684     1.44%      $ 628,542     $ 6,726     2.14%
 Common stocks at the Bank Holding Company (2)                   196,926       4,316     4.38%        147,480       3,521     4.78%
 Loans, net of unearned income (3)                             2,385,203      90,287     7.57%      1,804,829      67,958     7.53%
------------------------------------------------------------------------------------                ---------------------
  Total earning assets                                         3,652,723     102,287     5.60%      2,580,851      78,205     6.06%
Noninterest-earning assets:
 Cash and due from banks--noninterest bearing                     85,361                               74,008
 Allowance for loan losses                                       (36,737)                             (36,227)
 Premises and equipment, net                                      26,275                               27,931
 Other assets, including goodwill                                 25,449                               24,867
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                               $ 3,753,071                           $2,671,430
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits--interest-bearing:
 Money market deposits                                       $ 1,217,342     $10,624     1.75%      $ 914,500     $ 7,860     1.72%
 Brokered certificates of deposit                                575,949       7,119     2.47%        393,669       5,532     2.81%
 Retail certificates of deposit                                  456,181       4,831     2.12%        265,644       7,111     5.35%
 NOW deposits                                                    240,712       1,265     1.05%        142,577         320     0.45%
 Savings deposits                                                168,578         417     0.49%        165,694         769     0.93%
------------------------------------------------------------------------------------                ---------------------
  Total interest-bearing deposits                              2,658,762      24,256     1.82%      1,882,084      21,592     2.29%

 Other borrowings                                                 57,129         544     1.91%         42,481         627     2.95%
 Long-term debt -- subordinated debentures                       183,926       3,836     4.17%          1,533          32     4.17%
------------------------------------------------------------------------------------                ---------------------
  Total interest-bearing liabilities                           2,899,817      28,636     1.98%      1,926,098      22,251     2.31%
Noninterest-bearing liabilities and shareholders' equity:
 Noninterest-bearing deposits                                    248,493                              223,097
 Other liabilities                                                53,940                               33,772
 Shareholders' equity                                            550,821                              488,463
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                 $ 3,753,071                           $2,671,430
====================================================================================================================================

Interest income and loan fees/average earning assets         $ 3,652,723    $102,287     5.60%     $2,580,851     $78,205     6.06%
Interest expense/average interest-bearing liabilities        $ 2,899,817      28,636     1.98%     $1,926,098      22,251     2.31%
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                          $73,651     3.62%                    $55,954     3.75%
====================================================================================================================================
Net interest margin                                                                      4.03%                                4.34%
====================================================================================================================================

     Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $14,000 and $17,000 for 2004 and 2003, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $1.2 million and $964,000 for 2004 and 2003, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $31,000 and $46,000 for 2004 and 2003, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three and six months ended June 30, 2004, Corus' net interest income grew to $35.6 million and $72.4 million, respectively, compared to $28.2 million and $54.9 million for the same periods in 2003. These increases are attributable primarily to increases in average outstanding loans during the two periods. Increases in loan fees of $3.8 million and $5.6 million for the three and six months ended June 30, 2004, respectively, to $10.3 million and $19.2 million, respectively, also contributed to the growth in net interest income.

For the three and six months ended June 30, 2004, Corus' net interest margin decreased by 52 and 31 basis points, respectively, compared to the prior year. The decrease is primarily a function of Corus taking advantage of opportunities to secure funding at favorable rates and spreads in advance of anticipated loan growth. While providing Corus with additional liquidity, this had a negative impact on the net interest margin.

Changes in market interest rates will also have an impact on Corus net interest margin. See the Market Risk Management section under Item 3 of this filing for discussion of Corus' projected sensitivity to changes in interest rates.

Noninterest Income

For the three and six months ended June 30, 2004, noninterest income increased by $11.8 million and $12.9 million, respectively, compared to the prior year. The increase mainly resulted from higher net securities gains, as described below.

Securities Gains/(Losses), net

For the three and six months ended June 30, 2004, Corus recorded net securities gains of $12.6 million and $13.9 million, respectively, compared to gains of $766,000 and $665,000 in the same periods of 2003. The following details the net securities gains/(losses) by source:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30                 JUNE 30
                                                        -------------------     --------------------
(in thousands)                                            2004        2003        2004         2003
                                                        -------------------     --------------------
 Gains on common stocks at Bank Holding Company         $10,070     $     -      $10,151     $ 7,315
 Trading account gains/(losses), net                      2,512        (263)       2,254        (333)
 Mark-to-market adjustments on non-hedge derivatives         41       1,029        1,472       2,645
 Sales of securities at subsidiary bank                      13           -           13           -
 Charge for "other than temporary" impairment                 -           -            -      (8,962)
                                                        -------     -------      -------     -------
Total securities gains/(losses), net                    $12,636     $   766      $13,890     $   665
                                                        =======     =======      =======     =======



Gains on common stocks at Bank Holding Company

Gains on common stocks at the Bank Holding Company relate to the common stock portfolio of various financial industry companies held at the Bank Holding Company. Gains or losses are recognized when either the investment is sold or when the stock held is acquired by another company. Several of the companies in which Corus holds investments have been, or are expected to be acquired in 2004. See the Common Stock Portfolio section for additional details.

Trading account gains/(losses), net

From time to time, the Bank trades Treasury securities, agency securities, and/or interest rate derivatives. For the three- and six-month periods ending June 30, 2004, the Company realized net pre-tax gains of $2.5 million and $2.3 million, respectively, relating to this trading.

Mark-to-market adjustments on non-hedge derivatives

For the three and six months ended June 30, 2004, the Bank recorded gains of $41,000 and $1.5 million, respectively, from what we refer to as mark-to-market adjustments on non-hedge derivatives. Due to their unusual nature, the basis for these gains requires additional explanation.

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

"Hedge accounting" rules are enormously complex, but suffice it to say not all of the derivatives held by Corus, primarily the basis swaps, qualify for hedge accounting treatment and thus the impact of changes in the market value of these instruments is reflected on our income statement as securities gains/(losses). Corus has recorded these gains/(losses) each quarter since the adoption of SFAS No. 133. In April 2004, Corus made the decision to sell its entire portfolio of basis swaps. Mark-to-market adjustments related to the remaining swaps are expected to be immaterial.

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

While we are required to report securities losses from these "other than temporary" declines in value, we are not allowed to report securities gains when those same securities recover in value unless the security is either sold or in some instances the underlying corporation is acquired. Case in point, as of June 30, 2004, Corus recognized the $5.0 million recovery in the price of FleetBoston Financial Corp. (previously written down as an OTT decline in value) due to Fleet's acquisition by Bank of America Corp. However, Corus is not permitted to record a gain for the $3.6 million of price appreciation realized related to the impairment charge on the other securities, but must instead record it as an unrealized gain (as Other Comprehensive Income in Shareholders' Equity).

Noninterest Expense

For the three and six months ended June 30, 2004, noninterest expense increased by $1.7 million and $3.3 million, respectively, compared to the prior year, due to increases in salaries and benefits expense and data processing costs.

The increase of $1.4 million and $2.8 million in salaries and benefits for the three and six months ended June 30, 2004, respectively, is largely attributable to the increase in commercial loan officer compensation of $1.0 million and $2.0 million, respectively. For the full year, commercial loan officer compensation expense, which is on a commission basis, is expected to increase by $2.5 million as compared to 2003, due to anticipated loan growth. Salaries, other than those attributable to commercial loan officers, increased by $330,000 and $539,000 for the three and six months ended June 30, 2004.

The increase in data processing expense is attributable to non-recurring conversion costs of $293,000 related to the implementation of a new core data processing system in the second quarter of 2004. The conversion to the new data processing system will result in significant cost savings. For all of 2004, total data processing expense is estimated to be approximately $2.5 million, a savings of $200,000 compared to 2003. Further savings are anticipated in the future with 2005 costs estimated to be $1.5 to $1.8 million.


FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

(in thousands)                                    JUNE 30, 2004           December 31, 2003           June 30, 2003
                                                AMOUNT      PERCENT      Amount      Percent        Amount      Percent
                                              ---------------------     --------------------    ------------------------
Loans, net of unearned income                 $2,229,448        59%     $2,433,771      68%     $2,032,640          72%
Federal funds sold                             1,262,000        34         682,000      19         489,925          17
Common stocks at the Bank Holding Company        208,081         6         188,844       6         160,031           6
Securities other than common stocks               56,722         1         255,806       7         128,609           5
                                              ---------------------     --------------------    -----------------------
  Total                                       $3,756,251       100%     $3,560,421     100%     $2,811,205         100%
                                              =====================     ====================    =======================


Loans

The following table details the composition of Corus' loan portfolio:


(in thousands)                             JUNE 30, 2004            December 31, 2003           June 30, 2003
                                        AMOUNT     PERCENT        Amount       Percent       Amount      Percent
                                      ----------------------     ----------------------    ------------------------
Loans:
  Commercial real estate:
    Non-construction                  $  909,597         41%     $1,207,015        50%     $1,188,809          58%
    Construction                       1,141,432         51       1,005,206        41         652,944          32
    Mezzanine                             44,515          2          53,790         2          33,349           2
                                      ----------------------     -----------------------   -----------------------
  Total commercial real estate         2,095,544         94%      2,266,011        93%      1,875,102          92%
  Commercial                              74,521          3          98,621         4          75,743           4
  Residential real estate and other       59,383          3          69,139         3          81,795           4
                                      ----------------------     -----------------------   -----------------------
Total Loans                           $2,229,448        100%     $2,433,771       100%     $2,032,640         100%
                                      ======================     =====================     =======================


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


The following table is a summary of commercial real estate loans and unfunded commitments. Including commitments, the commercial real estate loan portfolio totals $4.1 billion.


                                  JUNE 30, 2004             December 31, 2003            June 30, 2003
(in thousands)                AMOUNT      PERCENT         Amount       Percent        Amount       Percent
                             ---------------------       ----------------------    -------------------------
Funded commercial
  real estate loans, net     $2,095,544       52%        $2,266,011         59%     $1,875,102         61%
Commitments:
  Loans - unfunded portion    1,387,141       34          1,168,115         31       1,049,032         34
  Commitment Letters            544,840       13            375,865         10         122,675          4
  Letters of Credit              30,170        1             10,502          -          20,682          1
                             --------------------        ----------------------     ----------------------
Total                        $4,057,695      100%        $3,820,493        100%     $3,067,491        100%
                             ====================        ======================     ======================


While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

Commercial Real Estate Loans -- Originations
Corus originated 44 loans with commitments aggregating $1.2 billion in the six months of 2004. This compares to 35 loans aggregating $734 million in the first six months of 2003, an increase of 66%.

Commercial Real Estate Loans -- Pay-offs
Total pay-offs in the first six months of 2004 were $1.1 billion. This compares to total payoffs of less than $400 million in the first six months of 2003. The timing of loan pay-offs is inherently difficult to predict.

The following tables break out commercial real estate loans by size, property type, and location:

COMMERCIAL REAL ESTATE LOANS - BY SIZE
--------------------------------------------------------------------------------

(dollars in millions)                                    AS OF JUNE 30, 2004
                                      --------------------------------------------------------
                                                 TOTAL COMMITMENT(1)          FUNDED BALANCE
                                       # OF     ----------------------------------------------
                                       LOANS      AMOUNT          %         AMOUNT        %
                                      ------    ----------------------------------------------
$60 million and above                    20      $1,487          37%        $ 607        29%
$40 million to $60 million               16         759          19           402        19
$20 million to $40 million               40       1,093          27           576        27
$1 million to $20 million                80         705          17           499        24
Less than $1 million                    156          36           1            34         2
Deferred fees/other discounts           N/A         (22)         (1)          (22)       (1)
                                      ------    ----------------------------------------------
  Total                                 312      $4,058         100%       $2,096       100%
                                      =====     ==============================================


COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE
--------------------------------------------------------------------------------

(dollars in millions)                                    AS OF JUNE 30, 2004
                                      --------------------------------------------------------
                                                 TOTAL COMMITMENT(1)          FUNDED BALANCE
                                       # OF     ----------------------------------------------
                                       LOANS      AMOUNT          %         AMOUNT        %
                                      ------    ----------------------------------------------
Condominiums                             67        $2,466         61%        $ 970       46%
Hotel                                    37           609         15           446       21
Office                                   16           454         11           222       11
Rental apartments                        12           382         10           341       17
Warehouse/Light industrial                9            54          1            29        1
Nursing homes                             6            47          1            47        2
Vacant land                               5            25          1            22        1
Retail                                    3             6          -             6        -
Other                                     1             1          -             1        -
Loans less than $1 million              156            36          1            34        2
Deferred fees/other discounts           N/A           (22)        (1)          (22)      (1)
                                      -----     ----------------------------------------------
Total                                   312        $4,058        100%       $2,096      100%
                                      =====     ==============================================

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

COMMERCIAL REAL ESTATE LOANS - BY MAJOR METROPOLITAN AREA
--------------------------------------------------------------------------------

(dollars in millions)                                    AS OF JUNE 30, 2004
                                      ---------------------------------------------------------
                                                 TOTAL COMMITMENT(1)          FUNDED BALANCE
                                       # OF     -----------------------------------------------
                                       LOANS      AMOUNT             %        AMOUNT        %
                                      ------    -----------------------------------------------
California:
 Los Angeles                            22        $  495             12%      $  290         14%
 San Francisco                           8           240              6          150          7
 San Diego                               8           175              4           78          4
 Sacramento                              1            33              1           33          1
                                      -----     ---------      ----------   ---------   -------
California Total                        39           943             23          551         26

Washington, D.C.(2)                     29           905             22          369         18

New York City                           18           588             15          242         11

Miami                                   11           466             12          250         12

Chicago                                 30           422             10          294         14
Chicago-Loans less than $1 million     144            33              1           31          1

Las Vegas                                4           171              4            2          -

Texas:
 Houston                                 4            84              2           81          4
 Dallas                                  2            23              1           14          1
                                      -----     ---------      ----------   ---------   -------
Texas Total                              6           107              3           95          5

Other (3)                               31           445             11          284         14
Deferred fees/other discounts          N/A           (22)            (1)         (22)        (1)
                                      -----     ---------      ----------   ---------   -------
 Total                                 312        $4,058            100%      $2,096        100%
                                      =====     =========      ==========   =========   =======


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

COMMERCIAL REAL ESTATE LOANS PENDING
--------------------------------------------------------------------------------

(dollars in millions)                JUNE 30, 2004                   DECEMBER 31, 2003               JUNE 30, 2003
                                ------------------------         ------------------------        ----------------------
                                  # OF        COMMITMENT           # OF        COMMITMENT          # OF      COMMITMENT
                                 LOANS         AMOUNT             LOANS          AMOUNT           LOANS        AMOUNT
                                -------      -----------         -------       ----------        -------     ----------
Commitment Accepted                2          $    67               3          $   94               5           $   86
Commitment Offered                 9              478               6             282               1               37
Application Received              15              643               9             305              12              393
Application Sent Out               8              403               8             451               7              126
Term Sheet Issued                 35            2,286              36           1,715              37            1,201
Discussion Pending                 2               73               5             115               -                -
                                  --          -------              --          ------              --           ------
  Total                           71          $ 3,950              67          $2,962              62           $1,843
                                  ==          =======              ==          ======              ==           ======



In total, loans pending have increased significantly from both the most recent year-end and from a year ago. For perspective, for the loans pending at June 30, 2003, 90% of the loans that had reached the Application Received stage ultimately closed.

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. As of June 30, 2004, Corus had purchased participations in two loans. Corus' total commitment on these loans is $98.6 million, or 2.4% of Corus' total commercial real estate portfolio. As of June 30, 2003, loan participations sold were immaterial.

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

Common Stocks

At June 30, 2004, Corus had investments in the common stocks of 30 financial industry companies with a current market value totaling $208.1 million, including net unrealized gains of $89.1 million. These investments are included in the available-for-sale classification. The following is a list of Corus' holdings, by market value, as of June 30, 2004:


                                           TICKER                      MARKET     PERCENTAGE OF
CORPORATION                                SYMBOL    SHARES HELD       VALUE        PORTFOLIO
-----------------------------------------------------------------------------------------------
(dollars in thousands)
 Bank of America Corp.                        BAC       335,297       $ 28,373         13.6%
 Comerica Inc.                                CMA       339,300         18,621          8.9
 Charter One Financial Inc.                   CF        338,536         14,960          7.2
 JP Morgan Chase & Co.                        JPM       319,100         12,371          5.9
 MAF Bancorp Inc.                            MAFB       281,550         12,017          5.8
 Amsouth Bancorporation                       ASO       466,015         11,869          5.7
 Citigroup Inc.                                C        225,000         10,462          5.0
 Wachovia Corp.                               WB        223,840          9,961          4.8
 Fremont General Corp.                        FMT       469,500          8,287          4.0
 South Trust Corp.                           SOTR       195,900          7,603          3.7
 US Bancorp                                   USB       268,870          7,410          3.6
 Merrill Lynch & Co. Inc.                     MER       132,000          7,125          3.4
 Bank One Corp.                               ONE       137,700          7,023          3.4
 City National Corp.                          CYN        84,000          5,519          2.7
 Compass Bancshares Inc.                     CBSS       108,750          4,676          2.2
 Morgan Stanley Dean Witter & Co.             MWD        82,000          4,327          2.1
 Amcore Financial Inc.                       AMFI       142,500          4,298          2.1
 Union Planters Corp.                         UPC       143,554          4,279          2.1
 Hibernia Corp.                               HIB       154,200          3,747          1.8
 Associated Banc Corp.                       ASBC       121,179          3,591          1.7
 Suntrust Banks Inc.                          STI        48,000          3,120          1.5
 Bank of New York Co. Inc.                    BK        100,000          2,948          1.4
 Mellon Financial Corp.                       MEL       100,000          2,933          1.4
 Banknorth Group Inc.                         BNK        90,000          2,923          1.4
 Mercantile Bankshares Corp.                 MRBK        58,500          2,739          1.3
 National City Corp.                          NCC        74,520          2,609          1.3
 Commerce Bancshares Inc.                    CBSH        28,491          1,309          0.6
 Provident Bancshares Corp.                  PBKS        43,757          1,262          0.6
 BB&T Corp.                                   BBT        33,736          1,247          0.6
 First Source Corp.                          SRCE        18,992            472          0.2
                                                                     ----------------------
Total                                                                $ 208,081        100.0%
                                                                     ======================


During the three and six months ended June 30, 2004, Corus received dividends on the stock portfolio of $1.6 million and $3.1 million compared to $1.3 million and $2.6 million during the same periods of 2003.

On April 1, 2004, Bank of America Corp. (BAC) acquired FleetBoston Financial Corp. (FBF) in a stock-for-stock transaction. Corus received 235,424 additional shares of BAC, bringing its total position in BAC to 335,297 shares. Corus' book basis in the FBF shares before the acquisition was $9.0 million whereas the market value of the 235,424 BAC shares on April 1, 2004 was $19.1 million. Therefore, the acquisition gave rise to a book gain of $10.1 million as securities gains in the second quarter of 2004. It should be noted that this gain has neither a cash flow nor net tax impact; this is GAAP treatment for accounting for stock-for-stock acquisitions.

Subsequent Events

Subsequent to quarter-end, two additional stock-for-stock transactions involving companies of which Corus owns stock were completed. JP Morgan Chase & Co. (JPM) acquired Bank One Corp. (ONE), which gave rise to a book gain of $3.0 million. Regions Financial Corp. (RF) acquired Union Planters Corp. (UPC), which caused a book gain of $1.3 million. In addition, early in the third quarter of 2004 Corus sold the stock of Charter One Financial Inc. (CF) resulting in a gain of $10.0 million. These gains, totaling $14.3 million, will be reported in the third quarter.

In the fourth quarter of 2004, Corus expects to report a gain from Wachovia Corp's (WB) announced plans to acquire South Trust Corp. (SOTR). Corus currently owns shares of both Wachovia and South Trust. Under the announced terms and at WB's price as of June 30, 2004, the acquisition would cause a book gain of $4.5 million.



Nonperforming Assets

Nonperforming assets were as follows:

                                      JUNE 30     December 31    June 30
(in thousands)                          2004         2003         2003
                                      --------    -----------   --------
Total nonperforming loans:
 Nonaccrual                           $ 7,090      $ 7,896      $ 8,376
 Troubled debt restructurings           8,496        6,436       11,290
 Loans 90 days or more past due         2,367        1,236        3,431
                                      -------      -------      -------
Total nonperforming loans              17,953       15,568       23,097
 Other real estate owned                  130           66          207
                                      -------      -------      -------
Total nonperforming assets            $18,083      $15,634      $23,304
                                      =======      =======      =======

Nonperforming loans/Total loans          0.81%        0.64%        1.14%
Nonperforming assets/Total assets        0.47%        0.43%        0.81%



Total nonperforming assets increased compared to December 2003 by $2.4 million to $18.1 million. The increase is attributable to the addition of a $3.9 million troubled debt restructuring. The only other item of significance is a $7.0 million non-construction commercial real estate loan that was placed on nonaccrual in May 2003. Management believes both of these loans are well secured and no loss is expected.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior and current loss experience, delinquency levels, overall growth in the portfolio, current economic conditions, and other factors. Management believes that the level of the allowance for loan losses was adequate at June 30, 2004. A reconciliation of the activity in the allowance for loan losses is as follows:


                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
(in thousands)                                   JUNE 30                            JUNE 30
                                       ----------------------------      ----------------------------
                                          2004             2003              2004            2003
                                       ----------------------------      ----------------------------
Balance at beginning of period         $    36,767      $    35,517      $    36,448      $    36,629
Provision for loan losses                        -                -                -                -
Less charge-offs:
 Residential real estate and other             193              340              428              736
 Overdraft--Check Cashing                        -                -                -            1,105
 Commercial--Check Cashing                       -                7                -              443
 Commercial real estate                          -                -                -                -
                                       ----------------------------      ----------------------------
Total charge-offs                              193              347              428            2,284
                                       ----------------------------      ----------------------------
Add recoveries:
 Residential real estate and other             422              585              976            1,070
 Overdraft--Check Cashing                        -               22                -              360
 Commercial                                      -               34                -               36
 Commercial real estate                          -                -                -                -
                                       ----------------------------      ----------------------------
Total recoveries                               422              641              976            1,466
                                       ----------------------------      ----------------------------
Net recoveries/(charge-offs)                   229              294              548             (818)
                                       ----------------------------      ----------------------------

Balance at June 30                     $    36,996      $    35,811      $    36,996      $    35,811
                                       ============================      ============================

Loans at June 30                       $ 2,229,448      $ 2,032,640      $ 2,229,448      $ 2,032,640
                                       ============================      ============================
Allowance as a percentage of loans            1.66%            1.76%            1.66%            1.76%
                                       ============================      ============================


Net (Charge-off) / Recovery - 10 Year History


                                            CHECK                        CONSUMER
                         COMMERCIAL        CASHING                     RESIDENTIAL
                         REAL ESTATE       INDUSTRY     COMMERCIAL     REAL ESTATE      STUDENT
(in thousands)              LOANS          LOANS (1)      LOANS           LOANS          LOANS          TOTAL
----------------------------------------------------------------------------------------------------------------
  2004 (YTD)            $     -          $      -       $   -          $     502       $     46      $    548
  2003                        -              (950)        191                488             90          (181)
  2002                       17            (3,227)          8               (674)            48        (3,828)
  2001                       10                 -          (1)            (1,865)         2,712           856
  2000                       42                 -        (104)            (2,473)        10,046         7,511
  1999                       62                 -         (19)            (2,536)        (1,190)       (3,683)
  1998                      148                 -           7             (3,945)        (1,097)       (4,887)
  1997                     (155)                -          (3)            (8,167)        (9,683)      (18,008)
  1996                      820                 -         678             (5,945)        (4,525)       (8,972)
  1995                     (240)                -        (200)               120             24          (296)
                       ---------------------------------------------------------------------------------------
Total                   $   704          $ (4,177)      $ 557          $ (24,495)      $ (3,529)    $ (30,940)
                       =======================================================================================


(1) Represents loans to Corus' customers in the check cashing industry

Corus has had particularly impressive results with commercial real estate lending. In fact, we have actually had, in total, net recoveries on this portfolio over the past 10 years. While our commercial real estate portfolio continues to show minimal delinquencies and virtually no losses, we recognize this sort of performance cannot persist indefinitely.

The check cashing industry loan charge-offs relate to a specific control weakness, which has since been corrected. Finally, Corus made the decision in 2000 to exit the consumer residential real estate and student lending businesses and the portfolios have since either been sold or are running off.


Deposits

The following table details the composition of deposit products by type:

                                             JUNE 30                  December 31                   June 30
(in thousands)                                 2004                      2003                         2003
                                       --------------------       -------------------        --------------------
Money Market                           $ 1,239,645      42%       $ 1,208,784      42%         $ 919,582      41%
Retail certificates of deposit             541,570      18            422,091      15            425,021      19
Brokered certificates of deposit           537,644      18            596,831      21            339,468      15
NOW                                        252,420       8            223,590       8            180,236       8
Demand                                     239,995       8            227,960       8            220,148      10
Savings                                    169,447       6            167,146       6            168,033       7
                                       -------------------        -------------------        --------------------
 Total                                 $ 2,980,721     100%       $ 2,846,402     100%       $ 2,252,488     100%
                                       ===================        ===================        ====================



Funding/Liquidity

Corus' policy is to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors at all times. This objective is achieved primarily through the maintenance of liquid assets. Liquid assets are defined as federal funds sold and marketable securities that can be sold quickly without a material loss of principal.

The liquidity to fund loan commitments will first come from a combination of available liquidity, normal paydowns/payoffs of the existing loan portfolio, and net retail deposit growth. To the extent that total loans outstanding grow in excess of the aforementioned funding sources, management expects to supplement funding with the use of brokered certificates of deposit ("BRCD"). In order to avoid the liquidity risk of an overly significant portion of BRCD maturing during any given year, Corus works to have the BRCD maturities staggered, ranging from 1 to 7 years. To further mitigate liquidity risk, Corus' liquidity policy requires that the Bank hold more liquid assets as the level of BRCD increases. As of June 30, 2004, BRCD totaled $538 million. The Bank has established a BRCD limit such that BRCD will not exceed 41% of total deposits (i.e., retail deposits and BRCD). Based on current deposit levels, this implies a maximum amount of BRCD of $1.7 billion.


Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of June 30, 2004 are presented below:


                                                                           Tier 1 Risk-Based         Total Risk-Based
                                                Tier 1 Leverage (1)           Capital (2)              Capital (3)
                                              --------------------------------------------------------------------------
(in thousands)                                   Amount       Ratio        Amount       Ratio       Amount       Ratio
                                              --------------------------------------------------------------------------
Minimum ratios for well-capitalized                            5.00%                     6.00%                   10.00%
Corus Bankshares, Inc.                           $664,537     17.70%       $664,537     18.13%      $773,151     21.10%
Subsidiary Bank                                  $611,289     16.76%       $611,289     17.42%      $648,285     18.48%


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


(in millions)                                            JUNE 30        December 31       June 30
                                                           2004            2003             2003
                                                         -----------------------------------------
CRE LOANS & UNFUNDED COMMITMENTS
CRE loans outstanding                                    $ 2,096          $ 2,266          $ 1,875
Unfunded Commitments                                       1,962            1,554            1,192
                                                         -----------------------------------------
 CRE Loans + Unfunded Commitments                        $ 4,058          $ 3,820          $ 3,067
                                                         =========================================

POTENTIAL DEFAULTS & LOSSES
CRE Loans + Unfunded Commitments                         $ 4,058          $ 3,820          $ 3,067
Weighted average Probability of Default (POD) (1)           15.0%            14.4%            14.4%
                                                         -----------------------------------------
 Potential CRE Loans that could default                      609              550              442
Weighted average Loss Given Default (LGD) (1)               16.0%            16.4%            16.5%
                                                         -----------------------------------------
 Potential losses that could occur                       $    97          $    90          $    73
                                                         =========================================

NONPERFORMING & NONACCRUAL LOANS
Potential CRE loans that could default                   $   609          $   550          $   442
Potential losses that could occur                            (97)             (90)             (73)
                                                         -----------------------------------------
 Potential remaining CRE NPL balances                        512              460              369
Percentage that could be nonaccrual(2)                       100%             100%             100%
                                                         -----------------------------------------
 Potential nonaccrual CRE NPL balances                   $   512          $   460          $   369
                                                         =========================================


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

     o Corus' ability to continue its strong loan originations and, in turn, its ability to increase the commercial real estate loan portfolio;

     o Corus' ability to access cost-effective funding, especially with brokered certificates of deposit, to fund marginal loan growth;

     o    Corus' ability to limit losses associated with nonperforming loans;

     o changes in management's estimate of the adequacy of the allowance for loan losses;

     o the impact of competitors' pricing initiatives on loan and deposit products;

     o the extent of defaults and losses given default, and the resulting lost interest income from such defaults; and

     o changes in the laws, regulations and policies governing financial services companies.

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

Corus' projected sensitivity to interest rates is dependent on both the degree and direction of the projected rate movement as well as the absolute level of rates. For example, under both downward rates shocks and moderate upward rate shocks (+100bp and less) the Bank is net liability-sensitive. This means that, compared to stable rates, we project our net interest margin will expand when rates fall and contract when rates rise moderately. As we have discussed at length previously, this liability-sensitivity is caused primarily by "in-the-money" interest rate floors embedded within many of our floating-rate commercial real estate loans which effectively "fix" the rate on the loans when short-term interest rates are low. These quasi-fixed loans limit the downside when rates are falling, but also limit the upside when rates rise. The Bank's interest rate sensitivity model projects continued growth in commercial real estate loans and assumes that a growing percentage of the Bank's future commercial real estate loans will have "in-the-money" floors (assuming short-term rates stay at such historically low levels).

For more significant upward rates shocks, we project the Bank will return to its historic net asset-sensitive position. Once the short-term interest rate rise sufficiently whereby the interest floors discussed above are "out-of-the-money" the Bank will have more purely variable-rate assets than variable-rate liabilities (this is due primarily to the Bank's large equity base and administered-rate deposits that we project will not reprice in lock-step with changes in rates coupled with the primarily variable-rate nature of the Bank's assets).

The change in the Bank's interest rate risk profile from December 31, 2003 is largely a function of two factors. First, the rise in interest rates since year-end has reduced the projected impact of interest rate floors - the primary cause of the Bank's liability-sensitivity. Second, the Bank's deposit base has grown primarily from an increase in certificates of deposit with terms of six and twelve months. The model assumes that these deposits are generally invested in variable-rate assets.


Interest rate sensitivity was as follows:

Rate Shock Amount (1)                           -75 bp      -50 bp       0 bp      +50 bp     +100 bp    +200 bp    +300 bp
                                                ------      ------       ----      ------     -------    -------    -------
Percent change in the next 12 month's
   net interest income vs. constant rates
June 30, 2004                                     2.5%        2.7%         -        (2.4)%     (0.9)%      4.6%       9.7%
December 31, 2003                                 1.5%        1.3%         -        (2.8)%     (4.3)%     (1.5)%      2.7%


(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $208.1 million as of June 30, 2004, including net unrealized gains of $89.1 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be "other than temporary." This price risk would also affect any gains or losses that may be realized on the sale of certain equity securities in the future.

                         ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

During the quarter ended June 30, 2004, the Company implemented a new core data processing system. As part of the conversion process, systems were tested, material items were reconciled and reporting was validated. As a result, management does not believe that the conversion materially affected the Company's internal control over financial reporting. There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

----------------------------------------------------------------------------------------------------------------------
                             (a)             (b)                   (c)                          (d)
                                                         Total Number of Shares          Maximum Number of
                        Total Number       Average        Purchased as Part of         Shares that May Yet Be
                          of Shares       Price Paid     Publicly Announced Plans        Purchased Under the
     Period               Purchased        per Share            or Programs               Plans or Programs
----------------------------------------------------------------------------------------------------------------------
April 1-30, 2004                -          $      -                   -                       1,000,000
----------------------------------------------------------------------------------------------------------------------
May 1-31, 2004             52,900          $  37.73              52,900                         947,100
----------------------------------------------------------------------------------------------------------------------
June 1-30, 2004             1,000          $  39.00               1,000                         946,100
----------------------------------------------------------------------------------------------------------------------
Total                      53,900          $  37.75              53,900                         946,100
----------------------------------------------------------------------------------------------------------------------



On April 21, 2004, Corus' Board of Directors approved a new program to repurchase up to 1,000,000 common shares of Corus stock. The program expires in April 2009. Coincident with the approval of the new plan, the repurchase program that was approved by the Board of Directors in November 1999 was terminated.

          ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Annual Meeting of Shareholders was held on April 21, 2004.

(c) At the Annual Meeting of Shareholders the following matter was submitted to a vote of the shareholders:

(1) The election of seven directors to the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualify:


                   Director               Votes For            Votes Withheld
                   --------               ---------            --------------
             Joseph C. Glickman           23,375,069              2,902,837
             Robert J. Glickman           25,506,042              2,771,864
             Robert J. Buford             25,974,403                303,503
             Steven D. Fifield            22,544,459              3,733,447
             Rodney D. Lubeznik           25,982,203                295,703
             Michael J. McClure           22,562,010              3,715,896
             Peter C. Roberts             25,984,603                293,303

(2) The ratification of the appointment of Ernst & Young LLP as Corus' independent auditors for the fiscal year ending December 31, 2004:

                 Votes For             Votes Against             Abstentions
                 ---------             -------------             -----------
                26,201,205                 50,638                   26,063


                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3(i) Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003

      3(ii) Amended and Restated By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004

      10.1     Commission Program for Commercial Loan Officers(1)(2)(3)

      10.2 The 1999 Stock Option Plan is incorporated herein by reference from the Form S-8 filing dated April 30, 1999(2)

      15       Letter re unaudited interim financial information(1)

      31.1     Rule 13a-14(a)/15d-14(a) Certification(1)

      31.2     Rule 13a-14(a)/15d-14(a) Certification(1)

      32       Section 1350 Certifications(1)

      99       Independent Accountants' Review Report(1)

      (1) Filed herewith
      (2) Management contract or compensatory plan or arrangement
      (3) Confidential treatment requested for portions of this document.

(b)   Reports on Form 8-K.

       A Form 8-K was filed under items 7 and 12 on April 16, 2004 regarding publicly released information on the Company's financial condition and results of operations for the quarter ended March 31, 2004.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CORUS BANKSHARES, INC.
                                         (Registrant)



 August 9, 2004                     By:  /s/ Michael E. Dulberg
                                         ------------------------------
                                         Michael E. Dulberg
                                         Senior Vice President and Chief
                                         Accounting Officer

                                         (Principal Accounting Officer and duly
                                         authorized Officer of Registrant)