Form 10-Q
period 2004-09-30
CORUS BANKSHARES INC
filed 2004-11-05
CIK 51939

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of October 31, 2004, the Registrant had 27,856,748 common shares, $0.05 par value, outstanding.

                             CORUS BANKSHARES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                                 1

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             10

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk          25

ITEM 4.     Controls and Procedures                                             26

                          PART II. -- OTHER INFORMATION

ITEM 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities                                                 26

ITEM 6.     Exhibits                                                            27

            Signature                                                           28

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                             CORUS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               (UNAUDITED)                   (Unaudited)
                                                              SEPTEMBER 30    December 31    September 30
(dollars in thousands)                                            2004           2003           2003
                                                               ----------     ----------     ----------
Assets
    Cash and due from banks - non-interest bearing             $   91,405     $   63,524     $   59,580
    Federal funds sold                                          1,230,500        682,000        752,200
    Securities:
       Available-for-sale, at fair value
          Common stocks at the Bank Holding Company               204,162        188,844        164,519
           (cost $123,119, $95,661 and $95,661)
          Other securities                                         56,565        244,062        144,867
           (amortized cost $56,193, $242,308 and $142,110)
       Held-to-maturity, at amortized cost                         11,111         11,744          6,597
        (fair value $11,126, $11,802 and $6,655)
                                                               ----------     ----------     ----------
       Total Securities                                           271,838        444,650        315,983
    Loans, net of unearned income                               2,587,885      2,433,771      2,185,711
       Less: Allowance for loan losses                             37,677         36,448         36,145
                                                               ----------     ----------     ----------
       Net Loans                                                2,550,208      2,397,323      2,149,566
    Premises and equipment, net                                    25,868         26,313         26,885
    Accrued interest receivable and other assets                   17,568         25,497         25,830
    Goodwill, net of accumulated amortization of $30,009            4,523          4,523          4,523
                                                               ----------     ----------     ----------
Total Assets                                                   $4,191,910     $3,643,830     $3,334,567
                                                               ==========     ==========     ==========

Liabilities and Shareholders' Equity
    Deposits:
       Noninterest-bearing                                     $  247,962     $  227,960     $  229,804
       Interest-bearing                                         3,055,474      2,618,442      2,414,977
                                                               ----------     ----------     ----------
       Total Deposits                                           3,303,436      2,846,402      2,644,781
    Other borrowings                                                1,092         36,403         36,547
    Long-term debt - subordinated debentures                      255,158        172,500         92,500
    Accrued interest payable and other liabilities                 56,344         42,345         41,463
                                                               ----------     ----------     ----------
Total Liabilities                                               3,616,030      3,097,650      2,815,291
Shareholders' Equity
    Common stock (par value $0.05 per share,
      50,000,000 shares authorized: 27,866,448, 28,036,888
      and 28,082,088 shares outstanding, respectively)              1,393          1,402          1,404
    Surplus                                                        17,540         16,942         13,928
    Equity - options outstanding                                    6,404          5,670          5,316
    Retained earnings                                             497,624        460,458        452,079
    Accumulated other comprehensive income                         52,919         61,708         46,549
                                                               ----------     ----------     ----------
Total Shareholders' Equity                                        575,880        546,180        519,276
                                                               ----------     ----------     ----------
Total Liabilities and Shareholders' Equity                     $4,191,910     $3,643,830     $3,334,567
                                                               ==========     ==========     ==========

September 30, 2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                            September 30             September 30
                                                        -------------------     ---------------------
(in thousands, except per share data)                    2004        2003         2004         2003
                                                        -------     -------     --------     --------
Interest, Loan Fees, and Dividend Income
    Interest and fees on loans:
       Taxable                                          $46,678     $39,587     $136,875     $107,413
       Tax-advantaged                                        29          38           88          123
    Federal funds sold                                    4,628       1,180        8,719        3,076
    Securities:
       Taxable                                              739       1,472        3,795        5,793
       Tax-advantaged                                        25          16           51           48
       Dividends                                          1,515       1,351        4,650        3,908
       Trading account                                        -         243          496          703
                                                        -------     -------     --------     --------
Total Interest, Loan Fees, and Dividend Income           53,614      43,887      154,674      121,064

Interest Expense
    Deposits                                             14,968      10,416       39,223       32,008
    Federal funds purchased                                   2           -            3            -
    Other borrowings                                        265         577          809          609
    Long-term debt - subordinated debentures              2,415         267        6,250          894
                                                        -------     -------     --------     --------
Total Interest Expense                                   17,650      11,260       46,285       33,511

Net Interest Income                                      35,964      32,627      108,389       87,553

Provision for Loan Losses                                     -           -            -            -
                                                        -------     -------     --------     --------
Net Interest Income After Provision for Loan Losses      35,964      32,627      108,389       87,553

Noninterest Income
    Service charges on deposit accounts                   2,711       2,973        8,563        8,895
    Securities gains/(losses), net                       16,527       1,634       30,416        2,299
    Other income                                            639         639        1,769        2,031
                                                        -------     -------     --------     --------
Total Noninterest Income                                 19,877       5,246       40,748       13,225

Noninterest Expense
    Salaries and employee benefits                        8,978       8,622       28,271       25,094
    Net occupancy                                           852       1,113        2,775        3,132
    Data processing                                         382         679        2,082        1,999
    Depreciation - furniture & equipment                    438         404        1,149        1,174
    Other expenses                                        2,201       2,249        7,124        6,954
                                                        -------     -------     --------     --------
Total Noninterest Expense                                12,851      13,067       41,401       38,353
                                                        -------     -------     --------     --------
Income Before Income Taxes                               42,990      24,806      107,736       62,425
Income Tax Expense                                       14,833       8,338       37,068       20,872
                                                        -------     -------     --------     --------
Net Income                                              $28,157     $16,468     $ 70,668     $ 41,553
                                                        =======     =======     ========     ========
Net income per share:
    Basic                                               $  1.01     $  0.59     $   2.53     $   1.48
    Diluted                                             $  0.98     $  0.57     $   2.45     $   1.45
Cash dividends declared per common share                $ 0.313     $ 0.250     $  0.938     $  0.580

Average common shares outstanding:
    Basic                                                27,859      28,078       27,915       28,118
    Diluted                                              28,780      28,845       28,812       28,658

2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)


                                                                                                         Accumulated
                                                                                   Equity -                 Other
                                                            Common                 Options    Retained   Comprehensive
(in thousands, except common share data)                    Stock      Surplus   Outstanding  Earnings   Income/(loss)   Total
                                                           --------    --------  -----------  ---------  ------------- ---------
Balance at December 31, 2003                               $  1,402    $ 16,942    $ 5,670    $ 460,458    $ 61,708    $ 546,180

Net income                                                        -           -          -       70,668           -       70,668
Other comprehensive income/(loss) (net of income taxes):
    Net change in unrealized gains on available-
       for-sale securities                                        -           -          -            -      (8,789)      (8,789)
                                                                                                                       ---------
Comprehensive income                                                                                                      61,879
                                                                                                                       ---------
Stock options vested                                              -           -      1,052            -           -        1,052

Retirement of 193,500 common shares                             (10)        (55)         -       (7,371)          -       (7,436)

Shares issued under stock option plan,
    23,060 common shares                                          1         702       (152)           -           -          551

Stock option settlements                                          -        (189)       (81)           -           -         (270)

Stock option expirations                                          -          38        (59)           -           -          (21)

Cash dividends declared on common stock,
    $0.938 per common share                                       -           -          -      (26,131)          -      (26,131)

Other                                                             -         102        (26)           -           -           76
                                                           --------    --------    -------    ---------    --------    ---------
Balance at September 30, 2004                              $  1,393    $ 17,540    $ 6,404    $ 497,624    $ 52,919    $ 575,880
                                                           ========    ========    =======    =========    ========    =========

See accompanying notes.

                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                   Equity -                 Other
                                                            Common                 Options    Retained   Comprehensive
(in thousands, except common share data)                    Stock      Surplus   Outstanding  Earnings      Income       Total
                                                           --------    --------  -----------  ---------  ------------- ---------
Balance at December 31, 2002                               $  1,412    $ 16,668    $     -    $ 430,482    $ 33,479    $ 482,041

Adoption of SFAS No. 123                                          -      (3,115)     4,256            -           -        1,141
Net income                                                        -           -          -       41,553           -       41,553
Other comprehensive income (net of income taxes):
    Net change in unrealized gains on available-
       for-sale securities                                        -           -          -            -      13,070       13,070
                                                                                                                       ---------
Comprehensive income                                                                                                      54,623
                                                                                                                       ---------
Stock options vested                                              -           -      1,283            -           -        1,283

Retirement of 180,000 common shares                              (9)        (61)    (3,668)           -      (3,738)

Stock option exercises                                            1         512       (126)           -           -          387

Stock option settlements                                          -         (76)       (97)           -           -         (173)

Cash dividends declared on common stock,
    $0.580 per common share                                       -           -          -      (16,288)          -      (16,288)
                                                           --------    --------    -------    ---------    --------    ---------
Balance at September 30, 2003                              $  1,404    $ 13,928    $ 5,316    $ 452,079    $ 46,549    $ 519,276
                                                           ========    ========    =======    =========    ========    =========

2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

                             CORUS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                          --------------------------
(in thousands)                                                               2004            2003
                                                                          -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $    70,668      $  41,553
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                 1,723          2,119
  Amortization of investment and loan premiums, net                               963            580
  Deferred income tax expense (benefit)                                         1,736         (2,699)
  Securities gains, net                                                       (30,416)        (2,299)
  Proceeds (outlay) from trading activity, net                                  2,254           (389)
  Deferred compensation expense                                                 3,652          2,431
  Stock option expense                                                          1,052          1,283
  Decrease (Increase) in accrued interest receivable and other assets           3,013         (4,100)
  Increase in accrued interest payable and other liabilities                   10,966          3,978
                                                                          -----------      ---------
   Net cash provided by operating activities                                   65,611         42,457

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of held-to-maturity securities                         646             91
  Proceeds from maturities of available-for-sale securities                   196,352        149,651
  Proceeds from sales of available-for-sale securities                         15,079         10,883
  Purchases of available-for-sale securities                                  (20,140)       (28,782)
  Proceeds from sales of non-hedge derivatives                                  7,800              -
  Net increase in loans                                                      (154,643)      (446,748)
  Bad debt recoveries                                                           1,763          2,358
  Purchases of premises and equipment, net                                     (1,278)          (684)
                                                                          -----------      ---------
      Net cash provided by (used in) investing activities                      45,579       (313,231)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in deposit accounts                                                457,034        585,008
  Proceeds from issuance of long-term debt - subordinated debentures           75,000         92,500
  Repayment of debt                                                           (35,000)        (8,000)
  Decrease in other borrowings, net                                              (311)        (3,563)
  Stock option exercises/settlements                                              336            213
  Retirements of common shares                                                 (7,436)        (3,737)
  Cash dividends paid on common shares                                        (24,432)       (11,527)
                                                                          -----------      ---------
   Net cash provided by financing activities                                  465,191        650,894
                                                                          -----------      ---------
Net increase in cash and cash equivalents                                     576,381        380,120
Cash and cash equivalents at January 1                                        745,524        431,660
                                                                          -----------      ---------
Cash and cash equivalents at September 30                                 $ 1,321,905      $ 811,780
                                                                          ===========      =========

2003 data restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

See accompanying notes.

1.    Consolidated Financial Statements

      The consolidated financial statements include the accounts of Corus Bankshares, Inc. ("Corus") and its wholly owned subsidiary, Corus Bank, N.A. (the "Bank"). The interim Consolidated Balance Sheets, Statements of Income, Cash Flows and Changes in Shareholders' Equity are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus' consolidated financial statements for the three years ended December 31, 2003 included in Corus' Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim period may not be indicative of results to be expected for the full year.

      In 2003, Corus adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Corus elected to adopt SFAS No. 123 using the modified prospective method. Under this method, the recognition of compensation cost in 2003 and 2004 is the same as the amounts that would have been recognized had the provisions of SFAS No. 123 been applied since the date of grant for all outstanding options. Corus' consolidated financial statements as of September 30, 2003 and for the three and nine months then ended have been restated to reflect the adoption of the SFAS No. 123 effective January 1, 2003.

2.    Segment Reporting

      The following reflects the disclosure requirements set forth by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For purposes of this statement, Management has determined that Commercial Lending, Consumer Lending, Retail Banking, and Corporate Support are the primary operating segments of the Company.

      Commercial Lending derives its revenues from interest and fees on loans. The loan products include commercial real estate mortgage term loans, construction loans, mezzanine loans, and loans to customers in the check cashing industry.

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

Following is a summary of significant segment information, as required by SFAS No. 131:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                           Commercial     Consumer      Retail       Corporate    Inter-segment
(in thousands)              Lending       Lending      Banking        Support     Eliminations    Consolidated
                           ----------     -------     ----------     --------     -------------   ------------
Total Revenues (1)         $   28,368     $   698     $   12,717     $ 14,058     $         -      $   55,841
Net Income                     14,387         521          4,837        8,412               -          28,157
Total Average Assets        2,574,658      54,995      3,171,262      755,115      (2,527,809)      4,028,221
End of Period Goodwill              -           -          4,523            -               -           4,523

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                           Commercial     Consumer      Retail       Corporate    Inter-segment
(in thousands)              Lending       Lending      Banking        Support     Eliminations    Consolidated
                           ----------     -------     ----------     --------     -------------   ------------
Total Revenues (1)         $   21,840     $   998     $   11,158     $  3,877     $         -      $   37,873
Net Income                     10,468         256          3,782        1,962               -          16,468
Total Average Assets        2,284,516      75,490      2,568,377      191,726      (2,045,073)      3,075,036
End of Period Goodwill              -           -          4,523            -               -           4,523

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                           Commercial     Consumer      Retail       Corporate    Inter-segment
(in thousands)              Lending       Lending      Banking        Support     Eliminations    Consolidated
                           ----------     -------     ----------     --------     -------------   ------------
Total Revenues (1)         $   83,579     $ 2,251     $   36,639     $ 26,668     $         -      $  149,137
Net Income                     41,451         917         12,795       15,505               -          70,668
Total Average Assets        2,523,014      58,940      2,988,769      644,125      (2,363,001)      3,851,847
End of Period Goodwill              -           -          4,523            -               -           4,523

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                           Commercial     Consumer      Retail       Corporate    Inter-segment
(in thousands)              Lending       Lending      Banking        Support     Eliminations    Consolidated
                           ----------     -------     ----------     --------     -------------   ------------
Total Revenues (1)         $   57,666     $ 3,572     $   28,724     $ 10,816     $         -      $  100,778
Net Income                     25,848       1,129          8,396        6,180               -          41,553
Total Average Assets        2,078,735      84,683      2,337,045      161,469      (1,854,488)      2,807,444
End of Period Goodwill              -           -          4,523            -               -           4,523

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

      Corus utilizes derivatives primarily to hedge its interest rate risk. This is accomplished via interest rate swaps (to effectively convert fixed-rate loans and brokered CDs to floating rate) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans). Nearly all of the interest rate swaps qualified as fair value hedges and received hedge accounting treatment. While the interest rate basis swaps provide the desired economic hedge to interest rate fluctuations, they do not meet the strict criteria required to qualify for hedge accounting. The interest rate basis swaps were sold in April 2004.

      Corus also purchases and sells interest rate derivatives in anticipation of trading gains. The impact of market adjustments, as well as any gains or losses upon the sale of these swaps held for trading is recorded directly into income.

      The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:

DERIVATIVE GAIN/(LOSS)

                                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30              SEPTEMBER 30
                                                 Income Statement      --------------------      --------------------
(in thousands)                                    Classification        2004         2003         2004         2003
                                                ------------------     -------      -------      -------      -------
Fair value hedge (fixed-to-floating swaps):
  Loan hedge                                    Interest Income        $     -      $   (16)     $    22      $    (1)
  Brokered CD hedge(1)                          Interest Expense             -            -            -            -
                                                                       -------      -------      -------      -------
Total fair value hedge                                                       -          (16)          22           (1)

Non-hedge:

  Fixed-to-floating swaps - trading             Noninterest Income         569            -        2,173            -
  Fixed-to-floating swaps - loans               Noninterest Income          28           22           54           32
  Basis swaps                                   Noninterest Income           -       (1,091)       1,446        1,544
                                                                       -------      -------      -------      -------
Total Non-hedge                                                            597       (1,069)       3,673        1,576

                                                                       -------      -------      -------      -------
Total Derivative Gain/(Loss)                                           $   597      $(1,085)     $ 3,695      $ 1,575
                                                                       =======      =======      =======      =======

NOTIONAL AMOUNTS OF DERIVATIVES

(in thousands)                                  SEPTEMBER 30, 2004     September 30, 2003
                                                ------------------     ------------------
Fair value hedge (fixed-to-floating swaps):
         Loan hedge                                  $  3,580              $    5,712
         Brokered CD hedge(1)                         418,503                 372,503

Non-hedge:
         Fixed-to-floating swaps - trading            200,000                       -
         Fixed-to-floating swaps - loans                2,075                     984
         Basis swaps                                        -               1,000,000

(1) These swaps qualify for the "shortcut method," as defined by SFAS No. 133. Corus does not anticipate any income statement impact from the associated mark-to-market adjustments.

4.    Long-Term Debt - Subordinated Debentures

      The debentures all mature 30 years from the issuance date and include interest rates ranging from LIBOR plus 2.22% to LIBOR plus 3.10%, resetting quarterly. Combined issuance fees totaled $1.6 million and are being amortized over the 30-year periods. The debentures were issued to seven non-consolidated subsidiary trusts, which had been formed for the sole purpose of issuing Trust Preferred securities.

      Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. Absent the exercise of this option, Corus has no financial covenants related to this debt.

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

      Corus had previously extended the maturity date on both notes to June 25, 2006. However, during the third quarter of 2004, Corus made a payment of $33 million to pay off and cancel the term note. With regard to the line of credit, as of September 30, 2004, there was no balance outstanding.

      In the fourth quarter Corus increased the revolving line of credit to $80 million. Terms remain essentially the same, however the interest rate declined to LIBOR plus 140 basis points.

6.    Net Income Per Share

      Net income per share was calculated as follows:

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30                SEPTEMBER 30
                                                          ---------------------       ---------------------
(In thousands, except per share data)                      2004           2003         2004          2003
                                                          -------       -------       -------       -------
Denominator for basic earnings per share:
         average common shares outstanding                 27,859        28,078        27,915        28,118
Dilutive common stock options                                 921           767           897           540
                                                          -------       -------       -------       -------
Denominator for diluted earnings per share                 28,780        28,845        28,812        28,658
                                                          =======       =======       =======       =======
Numerator: Net income attributable to common shares       $28,157       $16,468       $70,668       $41,553

Net income per share:
         Basic                                            $  1.01       $  0.59       $  2.53       $  1.48
         Diluted                                             0.98          0.57          2.45          1.45

2003 data reflects a 100% stock dividend on 12/15/03 and has been restated due to the impact of the adoption of Statement of Financial Accounting Standards No. 123.

7.    Employee Benefit Plans

      The following reflects the disclosure requirements set forth by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

      Corus maintains a noncontributory defined benefit pension plan. No contributions were made for the three months ended September 30, 2004 and 2003, and Corus expects to make no contributions to the plan in 2004.

      Net periodic benefit cost was comprised of the following:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30               SEPTEMBER 30
                                         ------------------        --------------------
(in thousands)                            2004         2003         2004           2003
                                         -----        -----        -------        -----
Service cost                             $ 197        $ 188        $   591        $ 563
Interest cost                              347          317          1,041          952
Expected return on plan assets            (399)        (313)        (1,197)        (938)
Net amortization and deferral                8           71             26          212
                                         -----        -----        -------        -----
         Net Periodic Benefit Cost       $ 153        $ 263        $   461        $ 789
                                         =====        =====        =======        =====

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

Corus is a one-bank holding company headquartered in Chicago, Illinois. In addition to deposit gathering and servicing the check cashing industry, Corus specializes in making commercial real estate and construction loans with a concentration, by property type, in residential condominiums, hotels, apartments, and office buildings. With regard to the remainder of its loan portfolio, Corus is allowing its residential first mortgage and home equity loan balances to run off.

SIGNIFICANT ACCOUNTING POLICIES

Management has determined that one particular accounting policy requires a high level of judgment: the assessment of the allowance for loan losses.

The allowance for loan losses is based upon quarterly reviews. These reviews include an assessment of the loan portfolio and include reviews of both specific credits and an overall assessment. Specific reviews are performed in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and can result in a specific reserve for certain impaired loans. For those loans not specifically reviewed, an assessment is performed, by loan type (i.e., commercial, commercial real estate, construction, home equity, residential first mortgage, etc.) to determine an inherent loss rate. The inherent loss rate is based primarily on a combination of historical loss experience and delinquency levels (current vs. historical). In some cases, Corus' loss and delinquency experience may not accurately reflect the inherent losses in a segment of the portfolio. In those instances, Corus will utilize the most recently available historical rates as published by the Federal Deposit Insurance Corporation ("FDIC") in its FDIC Quarterly Banking Profile publication.

Corus' commercial real estate portfolio is comprised of construction loans and non-construction loans. Construction loans are primarily loans to construct new buildings for residential or commercial use. Non-construction loans, while they may include limited upgrades/changes to the property, include no major structural work to the building. Non-construction loans include condo conversion/inventory loans. These loans, while the collateral property will ultimately be used for residential purposes, are considered more commercial in nature.

Our policy for several years, with respect to commercial real estate portfolio historical loss rates, has been to utilize the publicly available charge-off history of a similar portfolio. We determined that the best source for this information was the FDIC Quarterly Banking Profile, which is a summation of all reporting banks' Call Report data. The FDIC Quarterly Banking Profile presents loan data for construction loans and non-construction commercial real estate loans. Management's review of the definitions for Call Report disclosure provided the basis for determining that the composition of construction loans and non-construction commercial real estate loans, as reported in the FDIC Quarterly Banking Profile, were consistent with our portfolio.

The overall assessment of the allowance for loan losses also includes a consideration of the level of problem and potential problem loans, trends in volume and terms of loans, changes in risk selection and underwriting standards, experience, ability and depth of lending management, and economic and industry conditions.

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

OPERATING RESULTS

For the three months ended September 30, 2004, net income was $28.2 million, or $0.98 per share on a diluted basis, compared to net income of $16.5 million, or $0.57 per share on a diluted basis, in 2003. For the nine months ended September 30, 2004, net income was $70.7 million, or $2.45 per share on a diluted basis, versus $41.6 million, or $1.45 per share on a diluted basis, in 2003.

Earnings for the third quarter of 2004 represented annualized returns of 19.9% on equity and 2.8% on assets compared to 12.9% and 2.1% for the same period in 2003. Earnings for the first nine months of 2004 represented annualized returns of 16.9% on equity and 2.4% on assets compared to 11.2% and 2.0% for the same period in 2003.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three and nine months ended September 30, 2004, Corus' net interest income grew to $36.0 million and $108.4 million, respectively, compared to $32.6 million and $87.6 million for the same periods in 2003. These increases are attributable primarily to increases in average loans outstanding. Another factor contributing to the growth in net interest income was the increase in loan fee income to $10.4 million and $29.7 million, respectively, for the three and nine months ended September 30, 2004, compared to $7.8 million and $21.4 million in 2003.

For the three and nine months ended September 30, 2004, Corus' net interest margin decreased by 74 and 46 basis points, respectively, compared to the prior year. The decrease is primarily the result of Corus' increase in deposits in advance of anticipated loan growth. These deposits were invested in highly liquid short-term investments. While providing Corus with additional liquidity, this had a negative impact on the net interest margin.

Changes in market interest rates will also have an impact on Corus net interest margin. See the Market Risk Management section under Item 3 of this filing for discussion of Corus' projected sensitivity to changes in interest rates.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                           ----------------------------------------------------------------------
                                                                             2004                               2003
                                                           ------------------------------------   -------------------------------
                                                                                        AVERAGE                           AVERAGE
                                                             AVERAGE       INTEREST      YIELD/     AVERAGE    INTEREST    YIELD/
(in thousands)                                               BALANCE       AND FEES      COST       BALANCE    AND FEES     COST
---------------------------------------------------------  ------------  ------------   -------  -----------   --------   --------
ASSETS
Earning Assets:
        Liquidity management assets (1)                    $ 1,344,136   $     5,402      1.61%  $   717,572   $  2,920     1.63%
        Common stocks at the Bank Holding Company (2)          203,768         2,086      4.10%      164,637      1,860     4.52%
        Loans, net of unearned income (3)                    2,391,198        46,723      7.82%    2,095,865     39,645     7.57%
                                                           -----------   -----------             -----------   --------
             Total earning assets                            3,939,102        54,211      5.50%    2,978,074     44,425     5.97%
Noninterest-earning assets:
        Cash and due from banks -- noninterest bearing          81,886                                77,292
        Allowance for loan losses                              (37,252)                              (35,990)
        Premises and equipment, net                             25,997                                27,130
        Other assets, including goodwill                        18,488                                28,530
                                                           -----------                           -----------
             Total assets                                  $ 4,028,221                           $ 3,075,036
                                                           ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
        Money market deposits                              $ 1,288,655   $     6,651      2.06%  $   967,965   $  3,806     1.57%
        Brokered certificates of deposit                       531,971         3,514      2.64%      427,321      3,490     3.27%
        Retail certificates of deposit                         667,523         3,875      2.32%      422,518      2,473     2.34%
        NOW deposits                                           247,298           719      1.16%      198,783        436     0.88%
        Savings deposits                                       167,389           208      0.50%      168,727        211     0.50%
                                                           -----------   -----------             -----------   --------
             Total interest-bearing deposits                 2,902,836        14,967      2.06%    2,185,314     10,416     1.91%
        Other borrowings                                        30,480           268      3.51%       40,418        267     2.64%
        Long-term debt - subordinated debentures               209,774         2,415      4.60%       54,348        577     4.25%
                                                           -----------   -----------             -----------   --------
             Total interest-bearing liabilities              3,143,090        17,650      2.25%    2,280,080     11,260     1.98%
Noninterest-bearing liabilities and shareholders' equity:
        Noninterest-bearing deposits                           259,597                               240,759
        Other liabilities                                       58,416                                42,143
        Shareholders' equity                                   567,118                               512,054
                                                           -----------                           -----------
             Total liabilities and shareholders' equity    $ 4,028,221                           $ 3,075,036
                                                           ===========                           ===========
Interest income and loan fees/average earning assets       $ 3,939,102   $    54,211      5.50%  $ 2,978,074   $ 44,425     5.97%
Interest expense/average interest-bearing liabilities      $ 3,143,090        17,650      2.25%  $ 2,280,080     11,260     1.98%
                                                           -----------   -----------      ----   -----------   --------     ----
Net interest spread                                                      $    36,561      3.25%                $ 33,165     3.99%
                                                                         ===========      ====                 ========     ====
Net interest margin                                                                       3.71%                             4.45%
                                                                                          ====                              ====

      Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $11,000 and $9,000 for 2004 and 2003, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $571,000 and $509,000 for 2004 and 2003, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $16,000 and $20,000 for 2004 and 2003, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN

                                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                           -----------------------------------------------------------------
                                                                           2004                             2003
                                                           -------------------------------   -------------------------------
                                                                                   AVERAGE                           AVERAGE
                                                             AVERAGE     INTEREST   YIELD/    AVERAGE     INTEREST   YIELD/
(in thousands)                                               BALANCE     AND FEES    COST     BALANCE     AND FEES    COST
---------------------------------------------------------  ------------  --------  -------   ----------   --------   -------
ASSETS
Earning Assets:
        Liquidity management assets (1)                    $ 1,162,441   $ 13,085    1.50%   $  658,545   $  9,645    1.95%
        Common stocks at the Bank Holding Company (2)          199,223      6,403    4.29%      153,262      5,380    4.68%
        Loans, net of unearned income (3)                    2,387,216    137,010    7.65%    1,902,907    107,603    7.54%
                                                           -----------   --------            ----------   --------
             Total earning assets                            3,748,880    156,498    5.57%    2,714,714    122,628    6.02%
Noninterest-earning assets:
        Cash and due from banks -- noninterest bearing          84,194                           75,115
        Allowance for loan losses                              (36,910)                         (36,147)
        Premises and equipment, net                             26,182                           27,661
        Other assets, including goodwill                        29,501                           26,101
                                                           -----------                       ----------
             Total assets                                  $ 3,851,847                       $2,807,444
                                                           ===========                       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -- interest-bearing:
        Money market deposits                              $ 1,241,287   $ 17,274    1.86%    $ 932,518   $ 11,666    1.67%
        Brokered certificates of deposit                       561,182     10,633    2.53%      320,129     10,601    4.42%
        Retail certificates of deposit                         527,143      8,707    2.20%      403,391      8,005    2.65%
        NOW deposits                                           242,923      1,984    1.09%      161,518        756    0.62%
        Savings deposits                                       168,179        625    0.50%      166,716        980    0.78%
                                                           -----------   --------            ----------   --------
             Total interest-bearing deposits                 2,740,714     39,223    1.91%    1,984,272     32,008    2.15%

        Other borrowings                                        48,181        812    2.25%       41,786        894    2.85%
        Long-term debt - subordinated debentures               192,605      6,250    4.33%       19,332        609    4.20%
                                                           -----------   --------            ----------   --------
             Total interest-bearing liabilities              2,981,500     46,285    2.07%    2,045,390     33,511    2.18%
Noninterest-bearing liabilities and shareholders' equity:
        Noninterest-bearing deposits                           252,222                          229,049
        Other liabilities                                       61,811                           36,592
        Shareholders' equity                                   556,314                          496,413
                                                           -----------                       ----------
             Total liabilities and shareholders' equity    $ 3,851,847                       $2,807,444
                                                           ===========                        =========
Interest income and loan fees/average earning assets       $ 3,748,880   $156,498    5.57%   $2,714,714   $122,628    6.02%
Interest expense/average interest-bearing liabilities      $ 2,981,500     46,285    2.07%   $2,045,390     33,511    2.18%
                                                           -----------   --------    ----     ---------   --------    ----
Net interest spread                                                      $110,213    3.50%                $ 89,117    3.84%
                                                                         ========    ====                 ========    ====

Net interest margin                                                                  3.92%                            4.38%
                                                                                     ====                             ====

      Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1) Liquidity management assets include federal funds sold and securities held at the subsidiary bank.

      Interest income on securities includes a tax equivalent adjustment of $25,000 and $26,000 for 2004 and 2003, respectively.

(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $1.8 million and $1.5 million for 2004 and 2003, respectively.

(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $47,000 and $66,000 for 2004 and 2003, respectively. Unremitted interest on nonaccrual loans is not included in the amounts. Includes net interest income derived from interest rate swap contracts.

Noninterest Income

For the three and nine months ended September 30, 2004, noninterest income increased by $14.6 million and $27.5 million, respectively, compared to the prior year. The increase mainly resulted from higher net securities gains, as described below.

Securities Gains/(Losses), net

For the three and nine months ended September 30, 2004, Corus recorded net securities gains of $16.5 million and $30.4 million, respectively, compared to gains of $1.6 million and $2.3 million in the same periods of 2003. The following details the net securities gains/(losses) by source:

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30         SEPTEMBER 30
                                                         ------------------   -------------------
(in thousands)                                            2004       2003      2004       2003
                                                          ----       ----      ----       ----
   Gains on common stocks at Bank Holding Company        $15,930   $ 2,759    $26,081   $ 10,074
   Trading account gains/(losses), net                       569       (56)     2,822       (389)
   Mark-to-market adjustments on non-hedge derivatives        28    (1,069)     1,500      1,576
   Sales of securities at subsidiary bank                      -         -         13          -
   Charge for "other than temporary" impairment                -         -          -     (8,962)
                                                         -------   -------    -------   --------
Total securities gains/(losses), net                     $16,527   $ 1,634    $30,416   $  2,299
                                                         =======   =======    =======   ========

Gains on common stocks at Bank Holding Company

Gains on common stocks at the Bank Holding Company relate to Corus' common stock portfolio of various financial industry companies. Gains or losses are recognized when either the investment is sold or when the company is acquired by another company. Several of the companies in which Corus holds investments have been, or will be, acquired in 2004. See the Common Stock Portfolio section for additional details.

Trading account gains/(losses), net

From time to time, the Company may enter into security transactions in anticipation of taking gains on short-term price movements. Such securities are classified on our books as trading securities. Eligible trading securities include Treasury securities, agency securities and interest rate derivatives. All open trading positions are monitored closely by senior management and `loss limits' are in place to reduce potential losses.

Securities purchased for trading purposes are, at the time of purchase, clearly indicated as Trading Account securities on the Company's books. Taking any action, which would require the reclassification of any security to another classification after it has been initially designated as trading, available-for-sale, or held-to-maturity, is against the Bank's policy and requires Board approval.

For the three and nine months ended September 30, 2004, the Company realized net gains of $569,000 and $2.8 million, respectively, relating to this trading.

Mark-to-market adjustments on non-hedge derivatives

For the three and nine months ended September 30, 2004, the Bank recorded gains of $28,000 and $1.5 million, respectively, from mark-to-market adjustments on non-hedge derivatives. These adjustments resulted primarily from basis swaps held by Corus, which were sold in April 2004. Mark-to-market adjustments associated with the remaining non-hedge derivatives have been, and are expected to remain, immaterial.

Charge for "other than temporary" impairment

In the first quarter of 2003, Corus recorded a charge of $9.0 million related to "other than temporary" declines in value of certain common stocks held at the Bank Holding Company. It is important to point out that this charge was not as a result of the Company selling the associated stocks, but rather an accounting entry with no cash flow or tax implications. While we are required to report in net income securities losses from these "other than temporary" declines in value, we are not allowed to include securities gains in net income when those same securities recover in value unless the security is either sold or if the underlying corporation is acquired.

Noninterest Expense

For the three months ended September 30, 2004, noninterest expense declined slightly. A slight increase in salaries and benefits was more than offset by decreases in data processing and net occupancy. The decrease in data processing is attributable to the implementation of a new core data processing system in the second quarter of 2004. As previously disclosed, for all of 2004, total data processing expense is estimated to be approximately $2.5 million, a savings of $200,000 compared to 2003. Further savings are anticipated in the future with 2005 costs estimated to be $1.5 to $1.8 million.

For the nine months ended September 30, 2004, noninterest expense increased by $3.0 million compared to the prior year, primarily due to the increase in salaries and benefits expense of $3.2 million. The increase in salaries and benefits expense is largely attributable to increases in commission-based commercial loan officer compensation of $2.2 million. Due to the impact of a large accrual adjustment in the fourth quarter of 2003, the full year comparison of commercial loan officer compensation is expected to reflect an increase of $1.4 million compared to 2003. Salaries, other than those attributable to commercial loan officers, increased by $617,000 for the nine months ended September 30, 2004.

FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus' earning assets:

                                              SEPTEMBER 30, 2004       December 31, 2003          SEPTEMBER 30, 2003
(in thousands)                                AMOUNT     PERCENT        Amount      Percent       Amount      Percent
                                              ------     -------        ------      -------       ------      -------
Federal funds sold                          $1,230,500      30%       $  682,000       19%      $  752,200       23%
Common stocks at the Bank Holding Company      204,162       5           188,844        6          164,519        5
Securities other than common stocks             67,676       2           255,806        7          151,464        5
Loans, net of unearned income                2,587,885      63         2,433,771       68        2,185,711       67
                                            ----------     ---        ----------      ---       ----------      ---
       Total                                $4,090,223     100%       $3,560,421      100%      $3,253,894      100%
                                            ==========     ===        ==========      ===       ==========      ===

Common Stocks

At September 30, 2004, Corus had investments in the common stocks of 28 financial industry companies with a current market value totaling $204.2 million, including net unrealized gains of $81.0 million. These investments are included in the available-for-sale classification. The following is a list of Corus' holdings as of September 30, 2004:

                                         TICKER                      MARKET      PERCENTAGE OF
CORPORATION                              SYMBOL      SHARES HELD     VALUE         PORTFOLIO
-----------                              ------      -----------     -----         ---------
(dollars in thousands)
   Amcore Financial Inc.                  AMFI         142,500     $  4,044           2.0%
   Amsouth Bancorporation                  ASO         466,015       11,371           5.6
   Associated Banc Corp.                  ASBC         121,179        3,886           1.9
   Bank of America Corp.                   BAC         670,594       29,057          14.2
   Bank of New York Co. Inc.               BK          100,000        2,917           1.4
   Banknorth Group Inc.                    BNK          90,000        3,150           1.5
   BB&T Corp.                              BBT          33,736        1,339           0.7
   Citigroup Inc.                           C          225,000        9,927           4.9
   City National Corp.                     CYN          84,000        5,456           2.7
   Comerica Inc.                           CMA         339,300       20,138           9.9
   Commerce Bancshares Inc.               CBSH          28,491        1,370           0.7
   Compass Bancshares Inc.                CBSS         108,750        4,765           2.3
   First Source Corp.                     SRCE          18,992          487           0.2
   Fremont General Corp                    FMT         650,000       15,048           7.4
   Hibernia Corp.                          HIB         154,200        4,072           2.0
   JP Morgan Chase & Co.                   JPM         500,864       19,899           9.7
   MAF Bancorp Inc.                       MAFB         281,550       12,143           5.9
   Mellon Financial Corp.                  MEL         100,000        2,769           1.4
   Mercantile Bankshares Corp.            MRBK          58,500        2,806           1.4
   Merrill Lynch & Co. Inc.                MER         132,000        6,563           3.2
   Morgan Stanley Dean Witter & Co.        MWD          82,000        4,043           2.0
   National City Corp.                     NCC          74,520        2,878           1.4
   Provident Bancshares Corp.             PBKS          43,757        1,468           0.7
   Regions Financial Corp.                 RF          143,554        4,746           2.3
   South Trust Corp.                      SOTR         195,900        8,161           4.0
   SunTrust Banks Inc.                     STI          48,000        3,380           1.7
   US Bancorp                              USB         268,870        7,770           3.8
   Wachovia Corp.                          WB          223,840       10,509           5.1
                                                                   --------         -----
Total                                                              $204,162         100.0%
                                                                   ========         =====

During the three and nine months ended September 30, 2004, Corus received dividends on the stock portfolio of $1.5 million and $4.6 million, respectively, compared to $1.4 million and $3.9 million, respectively, during the same periods of 2003. See noninterest income section for discussion of treatment of realized and unrealized gains and losses.

On April 1, 2004, Bank of America Corp. (BAC) acquired FleetBoston Financial Corp. (FBF) in a stock-for-stock transaction. Under the terms of the acquisition Corus received additional shares of BAC for its holdings of FBF shares. Corus' book basis in the FBF shares before the acquisition was $9.0 million whereas the market value of the newly received BAC shares on April 1, 2004 was $19.1 million. In accordance with Emerging Issues Task Force ("EITF") 91-5, "Nonmonetary Exchange of Cost-Method Investments," Corus recorded the difference of $10.1 million as securities gains in the second quarter of 2004 and adjusted the book basis of the newly received BAC shares.

In the third quarter of 2004, two additional stock-for-stock transactions involving companies of which Corus owns stock were completed and accounted for as described above in accordance with EITF 91-5. JP Morgan Chase & Co. (JPM) acquired Bank One Corp. (ONE), which gave rise to a book gain of $3.0 million. Regions Financial Corp. (RF) acquired Union Planters Corp. (UPC), which caused a book gain of $1.3 million. It should be noted that gains from stock-for-stock transactions have neither a cash flow nor net tax impact until the underlying shares are ultimately sold.

The remaining third quarter gain of $11.6 million was primarily due to the sale of Corus' investment in Charter One Financial Inc. (CF).

In the fourth quarter of 2004, Corus expects to report a gain from Wachovia Corp.'s (WB) announced plans to acquire South Trust Corp. (SOTR). Under the announced terms and at WB's price as of September 30, 2004, the acquisition would cause a book gain of $5.1 million.

Loans

The following table details the composition of Corus' loan portfolio:

                                      SEPTEMBER 30, 2004      December 31, 2003    September 30, 2003
(in thousands)                          AMOUNT    PERCENT      Amount   Percent    Amount     Percent
                                        ------    -------      ------   -------    ------     -------
Loans:
  Commercial real estate:
       Non-construction               $1,124,251    44%     $1,207,015    50%     $1,162,101    53%
       Construction                    1,264,106    49       1,005,206    41         821,547    38
       Mezzanine                          59,697     2          53,790     2          47,590     2
                                      ----------   ---      ----------   ---      ----------   ---
  Total commercial real estate         2,448,054    95       2,266,011    93       2,031,238    93
  Commercial                              85,240     3          98,621     4          79,839     4
  Residential real estate and other       54,591     2          69,139     3          74,634     3
                                      ----------   ---      ----------   ---      ----------   ---
Total loans                           $2,587,885   100%     $2,433,771   100%     $2,185,711   100%
                                      ==========   ===      ==========   ===      ==========   ===

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

The following table is a summary of commercial real estate loans and unfunded commitments. Including commitments, the commercial real estate loan portfolio totals $4.9 billion.

                                    September 30, 2004      December 31, 2003    September 30, 2003
(in thousands)                      AMOUNT     PERCENT      Amount    Percent     Amount    Percent
                                    ------     -------      ------    -------     ------    -------
Funded commercial
       real estate loans, net     $2,448,054      50%     $2,266,011    59%     $2,031,238    61%
Commitments:
       Loans - unfunded portion    1,724,968      35       1,168,115    31       1,072,131    32
       Commitment Letters            712,249      14         375,865    10         189,375     6
       Letters of Credit              24,998       1          10,502     -          20,682     1
                                  ----------     ---      ----------   ---      ----------   ---
Total                             $4,910,269     100%     $3,820,493   100%     $3,313,426   100%
                                  ==========     ===      ==========   ===      ==========   ===

While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

Commercial Real Estate Loans - Originations

Corus originated 66 loans with commitments aggregating $2.3 billion in the first nine months of 2004, which doubles originations for the same period in 2003 of 54 loans aggregating $1.1 billion. To clarify, an origination occurs when a loan closes. The origination amount equals Corus' full commitment under that loan. Since many of Corus' loans are for construction projects, the funds are often not drawn by the borrower at the closing but rather over an extended period of time. As a result, originations do not necessarily correspond to immediate increases in loans outstanding.

Commercial Real Estate Loans - Pay-offs

Total pay-offs in the nine months ended September 30, 2004 were $1.4 billion. This compares to total payoffs of $556 million in the same period of 2003. The timing of loan pay-offs is inherently difficult to predict.

The following tables break out commercial real estate loans by size, property type, and location:

COMMERCIAL REAL ESTATE LOANS - BY SIZE

                                                                     AS OF SEPTEMBER 30, 2004
                                               ----------------------------------------------------------------------
                                                                    TOTAL COMMITMENT(1)             FUNDED BALANCE
                                               # OF                 -------------------           ------------------
(dollars in millions)                          LOANS             AMOUNT              %              AMOUNT          %
                                               -----             ------             ---            -------       ---
$80 million and above                             9              $   861             18%           $  143          6%
$60 million to $80 million                       14                  941             19               535         22
$40 million to $60 million                       24                1,128             23               523         21
$20 million to $40 million                       40                1,154             23               700         29
$1 million to $20 million                        89                  822             17               544         22
Less than $1 million                            138                   30              1                29          1
Deferred fees/other discounts                   N/A                  (26)            (1)              (26)        (1)
                                                ---              -------            ---            -------       ---
  Total                                         314              $ 4,910            100%           $ 2,448       100%
                                                ===              =======            ===            =======       ===

COMMERCIAL REAL ESTATE LOANS - BY PROPERTY TYPE

                                                  AS OF SEPTEMBER 30, 2004
                                     --------------------------------------------------
                                               TOTAL COMMITMENT(1)      FUNDED BALANCE
                                     # OF      -------------------      --------------
 (dollars in millions)               LOANS        AMOUNT      %        AMOUNT       %
                                     -----        ------     ---       ------      ---
Condominium                            88        $ 3,225      66%      $1,347       55%
Hotel                                  37            745      15          437       18
Rental apartment                       13            416       8          353       14
Office                                 14            391       8          204        9
Other                                  24            129       3          104        4
Loans less than $1 million            138             30       1           29        1
Deferred fees/other discounts         N/A            (26)     (1)         (26)      (1)
                                      ---        -------     ---       ------      ---
       Total                          314        $ 4,910     100%      $2,448      100%
                                      ===        =======     ===       ======      ===

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

COMMERCIAL REAL ESTATE LOANS - BY MAJOR METROPOLITAN AREA

                                                          AS OF SEPTEMBER 30, 2004
                                            -------------------------------------------------
                                            # OF       TOTAL COMMITMENT(1)     FUNDED BALANCE
(dollars in millions)                       LOANS      AMOUNT           %      AMOUNT       %
                                            ---         -----         ---       -----     ---
California:
  Los Angeles                                23        $  630          13%     $ 306       13%
  San Francisco                               8           277           6        116        5
  San Diego                                   8           177           3         90        4
  Sacramento                                  1            33           1         33        1
                                            ---         -----         ---       -----     ---
California Total                             40         1,117          23        545       23
Washington, D.C.(2)                          28           822          17        345       14
Miami                                        19           763          15        358       15
New York City                                20           724
                                                                       15        281       11
Chicago                                      30           487          10        370       15
Chicago-Loans less than $1 million          130            27           1         26        1
Las Vegas                                     6           263           5         36        1
Atlanta                                       5           165           3         39        2
Texas:
  Houston                                     6           129           3        123        5
  Dallas                                      2            19           -         12        -
                                            ---         -----         ---       -----     ---
Texas Total                                   8           148           3        135        5
Other (3)                                    28           420           9        339       14
Deferred fees/other discounts               N/A           (26)         (1)       (26)      (1)
                                            ---         -----         ---       -----     ---
  Total                                     314        $4,910         100%     $2,448     100%
                                            ===         =====         ===       =====     ===

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

COMMERCIAL REAL ESTATE LOANS PENDING

                            SEPTEMBER 30, 2004   December 31, 2003   SEPTEMBER 30, 2003
                            ------------------   -----------------   ------------------
                             # OF   COMMITMENT   # of    Commitment  # of     Commitment
(dollars in millions)        LOANS    AMOUNT     Loans     Amount    Loans      Amount
                             -----    ------     -----     ------    -----      ------
Commitment Accepted            7      $  360       3      $   94       5        $  120
Commitment Offered             9         352       6         282       4            69
Application Received          14         725       9         305      15           552
Application Sent Out           8         583       8         451       7           218
Term Sheet Issued             48       2,810      36       1,715      27         1,348
Discussion Pending             1          14       5         115       4           154
                              --      ------      --      ------      --        ------
  Total                       87      $4,844      67      $2,962      62        $2,461
                              ==      ======      ==      ======      ==        ======

In total, loans pending have increased significantly from both the most recent year-end and from a year ago. For perspective, for the loans pending at September 30, 2003, 90% of the loans that had reached the Application Received stage ultimately closed.

Loan Participations

While Corus generally prefers to initiate and fund its own loans without participations either bought or sold, there are limited instances where Corus has either purchased or sold interests in certain loans. As of September 30, 2004, Corus had purchased participations in two loans. Corus' total commitment on these loans is $98.6 million or 2.0% of Corus' total commercial real estate portfolio.

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

Nonperforming Assets

Nonperforming assets were as follows:

                                        SEPTEMBER 30      December 31     September 30
(in thousands)                             2004              2003             2003
                                           ----              ----             ----
Total nonperforming loans:
       Nonaccrual                          $ 6,998          $ 7,896          $ 8,003
       Troubled debt restructurings          8,614            6,436           10,622
       Loans 90 days or more past due       11,109            1,236            1,673
                                           -------          -------          -------
Total nonperforming loans                   26,721           15,568           20,298
       Other real estate owned                 130               66              282
                                           -------          -------          -------
Total nonperforming assets                 $26,851          $15,634          $20,580
                                           =======          =======          =======
Nonperforming loans/Total loans               1.03%            0.64%            0.93%
Nonperforming assets/Total assets             0.64%            0.43%            0.62%

Total nonperforming assets increased compared to December 2003 by $11.2 million to $26.9 million. The increase is primarily attributable to three loans that were over 90 days past due. Management believes these loans are well secured and no loss is expected.

Allowance for Loan Losses

The allowance for loan losses is based on management's analysis of individual loans, prior and current loss experience, delinquency levels, overall growth in the portfolio, current economic conditions, and other factors. Management believes that the level of the allowance for loan losses was adequate at September 30, 2004. A reconciliation of the activity in the allowance for loan losses is as follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30                SEPTEMBER 30
                                                  ------------                ------------
(in thousands)                                 2004         2003          2004           2003
                                               ----         ----          ----           ----
Balance at beginning of period             $   36,996    $   35,811    $   36,448    $    36,629
Provision for loan losses                           -             -             -              -
Less charge-offs:
       Residential real estate and other          101           474           529          1,210
       Overdraft -- Check Cashing                   -            84             -          1,189
       Commercial -- Check Cashing                  5             -             5            443
       Commercial real estate                       -             -             -              -
                                           ----------    ----------    ----------    -----------
Total charge-offs                                 106           558           534          2,842
                                           ----------    ----------    ----------    -----------
Add recoveries:
       Residential real estate and other          787           604         1,763          1,674
       Overdraft -- Check Cashing                   -           288             -            682
       Commercial                                   -             -             -              2
       Commercial real estate                       -             -             -              -
                                           ----------    ----------    ----------    -----------
Total recoveries                                  787           892         1,763          2,358
                                           ----------    ----------    ----------    -----------
Net recoveries/(charge-offs)                      681           334         1,229           (484)
                                           ----------    ----------    ----------    -----------
Balance at September 30                    $   37,677    $   36,145    $   37,677    $    36,145
                                           ==========    ==========    ==========    ===========
Loans at September 30                      $2,587,885    $2,185,711    $2,587,885    $ 2,185,711
                                           ==========    ==========    ==========    ===========
Allowance as a percentage of loans               1.46%         1.65%         1.46%          1.65%
                                           ==========    ==========    ==========    ===========

Commercial Real Estate Loan Net (Charge-off) / Recovery - 10 Year History


(in thousands)   NET (CHARGE-OFF)/RECOVERY
                 -------------------------
  2004 (YTD)             $    -
  2003                        -
  2002                       17
  2001                       10
  2000                       42
  1999                       62
  1998                      148
  1997                     (155)
  1996                      820
  1995                     (240)
                         ------
Total                    $  704
                         ======

Corus has had particularly impressive results with commercial real estate lending. In fact, we have actually had zero charge-offs in the past nineteen quarters, and de minimus charge-offs over the past 10 years.

Deposits

The following table details the composition of deposit products by type:

                                       SEPTEMBER 30       December 31         September 30
(in thousands)                             2004               2003                2003
                                   ----------------    ----------------    ----------------
Money Market                       $1,306,904    40%   $1,208,784    42%   $1,070,930    40%
Retail certificates of deposit        812,294    25       422,091    15       424,358    16
Brokered certificates of deposit      522,942    16       596,831    21       551,766    21
NOW                                   248,072     7       223,590     8       201,547     8
Demand                                247,962     7       227,960     8       229,804     9
Savings                               165,262     5       167,146     6       166,376     6
                                   ----------   ---    ----------   ---    ----------   ---
       Total                       $3,303,436   100%   $2,846,402   100%   $2,644,781   100%
                                   ==========   ===    ==========   ===    ==========   ===

Liquidity

Corus' liquidity policy is to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors at all times as well as meeting Corus' financial obligations. This objective is achieved primarily through the maintenance of liquid assets. Liquid assets include cash and cash equivalents, federal funds sold, and marketable securities that can be sold quickly without a material loss of principal.

Bank Holding Company

Cash needs of the parent company consist primarily of the payment of dividends to shareholders, interest and principal payments on short-term and long-term debt, and the payment of operating expenses. Also, from time-to-time the parent company may repurchase shares, infuse capital into the Bank, or be required to advance funds pursuant to any of several loan participation agreements previously entered into with the Bank.

The parent company's primary source of cash to meet these needs is dividends from the Bank. The Bank's ability to pay these dividends is dependent on its ability to generate earnings and to meet regulatory restrictions. At September 30, 2004, the Bank had $87.2 million available to pay in dividends to the parent company without prior regulatory approval while maintaining well-capitalized status. The Bank's capital category is determined solely for the purpose of applying prompt corrective action and that capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

Additional sources of liquidity available to the parent company include dividends from its equity securities portfolio, a revolving line of credit (an $80MM line which currently has a $0 balance and a variable interest rate of 3-month LIBOR + 1.40% - see Note 5 "Other Borrowings"), cash that could be generated from sales of equity securities, and access to the capital markets.

Although Corus currently has no debt ratings or ratings outlook from any of the major ratings agencies, it has been able to access the capital markets via "Pooled" Trust Preferred Securities issuances. Using these vehicles, Corus has issued a total of $247.5 million of Trust Preferred Securities since June 2003 (See Note 4 "Long-Term Debt - Subordinated Debentures"). The instruments all mature 30 years from the issuance date and include interest rates ranging from 3-month LIBOR plus 2.22% to 3-month LIBOR plus 3.10%. The majority of the proceeds from these issuances were infused into the Bank in order to increase its capital and thus its legal lending limit, allowing the Bank to make larger commercial real estate loans.

It should be noted that all of the parent company's debt is variable-rate and, as such, management cannot say with certainty what interest payments on this debt will be in the future. (See Note 4 "Long-Term Debt - Subordinated Debentures" and Note 5 "Other Borrowings").

Subsidiary Bank

The Bank's principal use of cash is the funding of commitments associated with the commercial real estate loan portfolio. At September 30, 2004, the Bank had outstanding commitments of $2.4 billion representing unfunded commercial real estate loans and commitment letters. While there is no certainty as to the timing of draw-downs of these construction loans, management anticipates the majority of those commitments will fund over the next 36 months. The liquidity to fund those commitments will first come from normal paydowns/payoffs on the existing loan portfolio, existing liquid assets, net retail deposit growth, Bank earnings not paid to the parent company as a dividend, and then, to the extent necessary, from issuance of additional brokered certificates of deposit ("BRCD"). In addition, the Bank must retain sufficient funds to satisfy depositors withdrawal needs as well as cover operating expenses.

In order to avoid the liquidity risk of an overly significant portion of BRCD maturing during any given year, the Bank works to have the maturities staggered, ranging from 1 to 7 years. To further mitigate liquidity risk, Corus' liquidity policy requires that the Bank hold more liquid assets as the level of BRCD increases. As of September 30, 2004, BRCD totaled $523 million. The Bank has established a BRCD limit such that BRCD will not exceed 41% of total deposits (i.e. retail deposits and BRCD). Based on deposit levels at September 30, 2004, this implies a maximum amount of BRCD of $1.9 billion. It should be noted however that, should the Bank fail to maintain its well-capitalized status, its ability to access credit through BRCD would be limited.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of September 30, 2004 are presented below:

                                                                            Tier 1 Risk-Based            Total Risk-Based
                                                Tier 1 Leverage (1)             Capital (2)                 Capital (3)
                                                -------------------             -----------                 -----------
(in thousands)                                   Amount       Ratio          Amount      Ratio          Amount       Ratio
                                                 ------       -----          ------      -----          ------       -----
Minimum ratios for well-capitalized                           5.00%                      6.00%                      10.00%
Corus Bankshares, Inc.                         $ 691,238     17.54%        $ 691,238    16.18%        $ 840,084     19.66%
Subsidiary Bank                                $ 637,451     16.69%        $ 637,451    15.54%        $ 675,128     16.46%

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

      -     Corus' ability to limit losses associated with nonperforming loans;

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

Corus' projected sensitivity to interest rates is dependent on both the degree and direction of the projected rate movement as well as the absolute level of rates. Under downward rates shocks the Bank is slightly net liability-sensitive. This means that, compared to stable rates, we project our net interest margin will expand when rates fall. This liability-sensitivity is caused primarily by "in-the-money" interest rate floors embedded within many of our floating-rate commercial real estate loans which effectively "fix" the rate on the loans when short-term interest rates are low. These quasi-fixed loans limit the downside when rates are falling, but also limit the upside when rates rise.

For upward rate shocks, we project the Bank will return to its historic net asset-sensitive position. Once short-term interest rates rise sufficiently to cause the interest floors discussed above to be "out-of-the-money", the Bank will have more variable-rate assets than variable-rate liabilities. While the vast majority of the Bank's assets reprice off of short-term rates, a meaningful portion of the liability/shareholder equity side is either permanently fixed (shareholder equity is effectively fixed, for accounting purposes, at 0%) or does not price in lock-step with changes in short-term rates (administered-rate deposits).

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

Interest rate sensitivity was as follows:

Rate Shock Amount (1)                            -75 bp      -50 bp       0 bp      +50 bp     +100 bp    +200 bp    +300 bp
                                                 ------      ------       ----      ------     -------    -------    -------
Percent change in the next 12 month's
   net interest income vs. constant rates
September 30, 2004                                1.7%        1.1%          -          0.8%       3.1%       8.3%     14.2%
December 31, 2003                                 1.5%        1.3%          -         (2.8)%     (4.3)%     (1.5)%     2.7%

(1) These "shocks" represent hypothetical instantaneous and sustained changes from current rates.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $204.2 million as of September 30, 2004, including net unrealized gains of $81.0 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be "other than temporary." This price risk would also affect any gains or losses that may be realized on the sale of certain equity securities in the future.

                         ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on and as of the time of such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary), required to be included in the Company's reports that it files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

       ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
                             OF EQUITY SECURITIES.

                            (a)            (b)                  (c)                     (d)
                                                       Total Number of Shares      Maximum Number of
                        Total Number     Average        Purchased as Part of     Shares that May Yet Be
                          of Shares     Price Paid      Publicly Announced         Purchased Under the
      Period              Purchased     per Share        Plans or Programs          Plans or Programs
      ------              ---------     ---------        -----------------          -----------------
July 1-31, 2004             -               $ -                 -                       946,100
August 1-31, 2004           -               $ -                 -                       946,100
September 1-30, 2004        -               $ -                 -                       946,100
Total                       -               $ -                 -                       946,100

On April 21, 2004, Corus' Board of Directors approved a new program to repurchase up to 1,000,000 common shares of Corus stock. The program expires in April 2009. Coincident with the approval of the new plan, the repurchase program that was approved by the Board of Directors in November 1999 was terminated.

                                ITEM 6: EXHIBITS

(a)   Exhibits

      3(i) Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003

      3(ii) Amended and Restated By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004

      10.1 Commission Program for the Commercial Loan Officers is incorporated herein by reference from Exhibit 10.1 to the Form 10-Q filing dated August 9, 2004 (2)(3)

      10.2 The 1999 Stock Option Plan is incorporated herein by reference from the Form S-8 filing dated April 30, 1999 (2)

      15    Letter re unaudited interim financial information (1)

      31.1  Rule 13a-14(a)/15d-14(a) Certification (1)

      31.2  Rule 13a-14(a)/15d-14(a) Certification (1)

      32    Section 1350 Certifications (1)

      99    Report of Independent Registered Public Accounting Firm (1)

(1)   Filed herewith

(2)   Management contract or compensatory plan or arrangement

(3)   Confidential treatment requested for portions of this document.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CORUS BANKSHARES, INC.
                                           (Registrant)



November 5, 2004                    By:  /s/ Michael E. Dulberg
                                         ------------------------------
                                         Michael E. Dulberg
                                         Senior Vice President and Chief
                                         Accounting Officer

                                         (Principal Accounting Officer and
                                         duly authorized Officer of Registrant)