Form 10-K
period 2004-12-31
CORUS BANKSHARES INC
filed 2005-03-10
CIK 51939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number 0-6136

CORUS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0823592
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois	60613-2431
(Address of principal executive offices)	(Zip Code)

(773) 832-3088
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.05 per share	NASDAQ

     Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     On June 30, 2004, the Registrant had 27,853,848 common shares outstanding. Of these, 14,781,960 common shares, having an aggregate market value (based on the closing price for these shares as reported by NASDAQ on June 30, 2004) of approximately $607.7 million, were owned by shareholders other than directors and executive officers of the Registrant and any other person known by the Registrant as of the date hereof to beneficially own five percent or more of Registrant’s common shares. Common shares outstanding at February 21, 2005 totaled 27,807,608.

Documents Incorporated By Reference

     Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant’s 2004 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement dated March 11, 2005 for its Annual Meeting of Shareholders to be held on April 21, 2005.

CORUS BANKSHARES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

Corus Bankshares, Inc. (“Corus” or the “Company”), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus provides consumer and corporate banking products and services through its wholly owned banking subsidiary, Corus Bank, N.A. (the “Bank”). Corus’ other activities include investments in the common stocks of financial industry companies as well as participations in certain of the Bank’s larger commercial real estate loans. The two main business activities for the Bank are commercial real estate lending and deposit gathering. The third, and smaller, business is servicing the check cashing industry.

Commercial Real Estate Lending

Product Line – Focused

The Bank’s lending focus is almost exclusively on commercial real estate projects. The project types include condominium buildings, hotels, office buildings and apartment buildings. Recently, Corus’ lending has been concentrated on condominium projects, which secured 85% of the loans closed in 2004. These condo-secured loans are predominantly construction loans with the remainder secured by either apartment projects slated for conversion to condos, or the unsold remaining inventory of active condo projects. As with the condo portfolio, much of the hotel, office, and apartment project loans are also construction loans. Refer to page 58 of the 2004 Annual Report to Shareholders (“2004 Annual Report”), incorporated herein by reference, for a listing of loans by property type.

The Bank also originates mezzanine loans. These loans, while more aggressive than the rest of the portfolio in terms of loan-to-cost and loan-to-value ratios, have significantly higher interest rates. The mezzanine loans are almost always subordinate to a Corus first mortgage loan (as opposed to a third party’s). We believe staying focused on a relatively narrow band of collateral types helps us achieve expertise and also maintain quality in our loan originations.

Finally, as mentioned above, most of Corus’ lending is secured by to-be-constructed assets. Even the Bank’s non-construction lending focuses primarily on relatively new properties.

Collateral Valuation

Condominiums

With condominiums, the assets themselves do not generate cash flow, so traditional measures of cash flow and debt service are not applicable. Rather, underwriting is focused on asset value. Assessing asset value accurately is critical to avoiding excessively high loan exposure.

To assess asset value, we focus on the results of site inspections, which include visits to comparable properties, as well as project costs, the information we can glean from our extensive internal records, and independent appraisal reports. In certain markets, Florida and Las Vegas in particular, pre-sale requirements in construction loans provide another source for verifying current asset value. Nearby comparable sales can often be verified via public records, which supplement our analysis.

Other Collateral Types

For hotel, office, and apartment lending, assessing the operating cash flows generated by the underlying collateral is a critical part of the underwriting process. This assessment becomes even more challenging for to-be-constructed assets. Since we do very little apartment lending, we will limit our comments here to hotel and office loans.

With hotels, in particular, we have observed radical variations (sometimes higher but more often lower) in actual cash flows achieved compared to the borrower’s original estimates. Predicting hotel cash flow can be incredibly difficult, even for some of the most experienced hotel operators in the country. This uncertainty extends to both income and expense projections. Since most of our hotel loans are construction loans, we manage this uncertainty by getting large amounts of equity invested ahead of us. We usually get equity and subordinate debt totaling at least 35% of total cost, and very often 40% to 50%.

Office buildings can be equally uncertain, but primarily due to uncertainty about occupancy and rental income, with expenses being more straightforward to underwrite. We get comparable amounts of equity in speculative office construction deals as we do in hotel deals.

Focus on Major Metropolitan Areas
The vast majority of our loans are not only in product types that are quite familiar to us, but also in markets we know well. Over 90% of Corus’ commercial real estate loans (by total commitment) are secured by properties in 10 major metropolitan areas across the country (refer to page 59 of the 2004 Annual Report, incorporated herein by reference, for a listing of loans by major metropolitan area). The in-depth knowledge we have about existing loans in those markets, as well as paid-off loans and rejected loans, allows us to further validate borrower’s claims about value.

Construction Loans

With all construction, a critical consideration is whether or not the building will get built to the standard represented by the borrower. Virtually all of our loans have individual or corporate “completion guarantors” (this is a guarantee that the borrower will complete the project according to the Bank-approved plans, lien free, and on time; it is not a guarantee of payment of the loan). More importantly, we try to ensure that the borrower and/or junior lenders have a substantial amount of cash invested in the projects in a subordinate position to our loan. This helps ensure that if there are cost overruns in construction, either the borrower or a junior lender will feel they have money they must protect, and will therefore pay for the cost overrun.

We also focus on each borrower’s experience in building properties of the type securing the loan in question. If there is limited experience we will generally be more cautious in the loan size we offer. Finally, we have independent consultants review our borrowers’ plans and specifications, as well as review loan draw documentation and make ongoing site inspections throughout the construction term.

Personnel and Related Matters

An experienced and highly capable loan officer group is critical to the success of our underwriting efforts. Our 15 most senior commercial real estate loan officers have, on average, over 15 years of experience in commercial real estate lending. We have devised a commission program that compensates officers for success, but holds back much of their pay for nine years, during which time it is at risk of loss if their loans do not perform (refer to “Compensation Committee Report on Executive Compensation” included on pages 19 through 21 of the 2005 Proxy Statement).

Robert J. Glickman (Chief Executive Officer) and Michael G. Stein (Executive Vice President — Commercial Lending) are deeply involved in every aspect of the lending process. This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans. Corus is able to maintain this level of executive attention by focusing on larger transactions. The average loan size for loans originated in 2004 was approximately $50 million. This is highly unusual for real estate lenders of any size (refer to pages 57 and 58 of the 2004 Annual Report, incorporated herein by reference, for information about 2004 loan originations and a listing of loans by size).

Deposit Gathering

With respect to retail banking, the Bank has 11 branches in the Chicago metropolitan area. Through these branches, Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services. Corus markets its deposit products nationwide using competitive rates to attract depositors. These depositors are serviced through a combination of Corus’ call center personnel and an internet-based system. As of December 31, 2004, approximately 40% of Corus’ deposits, excluding brokered certificates of deposit, were from customers outside of Illinois.

Servicing the Check Cashing Industry

Finally, Corus provides clearing, depository, and credit services to over 500 check cashing industry locations in the Chicago area and an additional 20 in Milwaukee, Wisconsin.

Segment Information

Refer to pages 39 and 40 of the 2004 Annual Report, incorporated herein by reference, for revenues, net income, and total assets by segment.

Competition

All of Corus’ principal business activities are highly competitive. Corus competes actively with other financial services providers offering a wide array of financial products and services. The competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies, and mutual funds. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours and locations including ATM access, and other service-related products.

Employees

At December 31, 2004, Corus employed a total of 471 full-time equivalent persons, consisting of 114 executives, management and supervisory personnel and 357 staff, clerical, and secretarial employees.

Supervision and Regulation

General

Corus is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before acquiring, merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank, or acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

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

The Illinois Bank Holding Company Act of 1957 (the “Illinois Act”), as amended, permits Corus to acquire banks located anywhere in Illinois. Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege. In June 1993, the Illinois Act was amended to eliminate all branch restrictions. Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

Corus’ subsidiary bank is a national bank and, as such, is supervised, examined and regulated by the Office of the Comptroller of the Currency under the National Bank Act. Since a national bank is also a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), the subsidiary bank is also subject to the applicable provisions of the Federal Reserve Act, the Federal Deposit Insurance Act, and, in certain respects, to state laws applicable to financial institutions.

The subsidiary bank is subject to FDIC deposit insurance assessments. Under the FDIC’s risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution’s capital level and upon certain supervisory evaluations of the institution by its primary regulator. The subsidiary bank’s FDIC deposit insurance cost for 2005 will be approximately 0.01% of deposits.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) initiated new intense regulation for the financial services industry. FDICIA made significant changes in the legal environment for insured banks, including reductions in insurance coverage for certain types of deposits, increases in consumer-oriented requirements, and substantial revisions in the supervision, examination, and audit processes. FDICIA also required new reporting by banks and mandated adoption of new regulations concerning capital, liquidity, internal controls, safety and soundness, and prompt corrective action.

Bank Secrecy Act & USA Patriot Act

The Bank Secrecy Act (the “BSA”) was designed to fight drug trafficking, money laundering, and other crimes. Congress enacted the BSA to help prevent Banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. Under the BSA, a financial institution is required to have systems in place to detect and report certain transactions, based on the size and nature of the transaction.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was designed to deny terrorists and others the ability to obtain access to the United States financial system. The USA Patriot Act amended the BSA to require financial institutions to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering and expanded due diligence on customers.

Corus’ subsidiary bank is subject to the BSA, as amended, and has approved a compliance program that satisfies the regulations. This compliance program includes policies and procedures to ensure ongoing compliance with the BSA and the USA Patriot Act, calls for special training of all appropriate personnel, contains a plan for daily coordination and monitoring by a designated person, and calls for independent testing of compliance.

Failure to comply with the requirements of the BSA can have serious consequences including civil or criminal penalties. In addition, the Bank’s regulators could issue an order to “cease and desist” from its violations, downgrade their rating of Bank management, and/or reject future merger applications.

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

In 1992, the FDIC adopted new regulations that defined five capital categories for purposes of implementing the requirements under FDICIA. The five capital categories, which range from “well-capitalized” to “critically under-capitalized,” are based on the level of risk-based capital measures. The minimum risk-based capital ratios for Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets to be classified as well-capitalized are 6.0% and 10.0%, respectively. At December 31, 2004, Corus’ Tier 1 capital and total risk-based capital ratios were 15.4% and 18.5%, respectively.

In addition, bank regulatory agencies established a leverage ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk. A minimum required ratio of Tier 1 capital to quarterly average assets of 3.0% is required for the highest quality bank holding companies that are not anticipating or experiencing significant growth. All other banking institutions must maintain a leverage ratio of 4.0% to 5.0% depending upon an institution’s particular risk profile. At December 31, 2004, Corus’ leverage ratio was 15.7%.

Interstate Banking

The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 (“IBBA”) permits bank holding companies that are adequately capitalized and managed to acquire banks located in any other state after September 29, 1995, subject to certain statewide and nationwide deposit concentration limits. States may prohibit acquisition of banks that have not been in existence for at least five years.

The interstate branching by merger provisions were effective on June 1, 1997, unless a state took legislative action prior to that date. The long-term effects on Corus of such changes in interstate banking and branching laws cannot be predicted. However, Corus is currently experiencing increased competition from national and regional banking firms headquartered outside of Illinois.

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) repeals sections 20 and 32 of the Banking Act of 1933 (the “Banking Act”), allowing new opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the GLB Act amended section 4 of the Banking Act providing a new regulatory framework for regulation through the financial holding company (“FHC”), which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the FHC’s separately regulated subsidiaries will be conducted by their primary functional regulator. Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof, and foreign banks electing to qualify as a FHC must be “well managed,” “well capitalized,” and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers.

Access to Reports

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the Company’s website at www.corusbank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies will be available upon written request to the Chief Financial Officer of the Company. A charge will be made for exhibits requested.

Executive Officers

The information regarding the Company’s executive officers in Item 10 of this report is incorporated herein by reference.

ITEM 2. PROPERTIES

Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings where nine of the eleven bank branches are located. The other two branch facilities are leased from unrelated parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Corus’ common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 43 of the 2004 Annual Report, which is incorporated herein by reference.

Approximate Number of Equity Security Holders

The Company had over 6,300 shareholders as of February 21, 2005 including 299 shareholders of record and approximately 6,000 shareholder accounts maintained through brokers.

Dividends on Common Stock

Quarterly cash dividends per common share for the last two years are included on page 43 of the 2004 Annual Report, which is incorporated herein by reference. Dividends were declared and paid on a quarterly basis. The declaration of dividends is at the discretion of Corus’ Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus. Additional information regarding dividend restrictions can be found under the heading “Shareholders’ Equity and Dividend Restrictions” on page 37 of the Notes to Consolidated Financial Statements of the 2004 Annual Report.

Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
October 1-31, 2004	9,700	$44.27	9,700	936,400
November 1-30, 2004	30,000	$46.66	30,000	906,400
December 1-31, 2004	31,900	$48.82	31,900	874,500
Total	71,600	$47.30	71,600	874,500

On April 21, 2004, Corus’ Board of Directors approved a new program to repurchase up to 1,000,000 common shares of Corus stock. The program expires in April 2009. Coincident with the approval of the new plan, the repurchase program that was approved by the Board of Directors in November 1999 was terminated.

ITEM 6. SELECTED FINANCIAL DATA

Refer to pages 72 and 73 of the 2004 Annual Report, incorporated herein by reference, for additional selected financial data.

	December 31
(thousands, except per-share data)	2004	2003	2002	2001	2000
Interest income	$222,059	$170,239	$152,878	$188,630	$223,676
Interest expense	70,595	46,812	54,591	80,921	102,625

Net interest income	151,464	123,427	98,287	107,709	121,051
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	151,464	123,427	98,287	107,709	121,051
Noninterest income, excluding securities gains/(losses)	14,066	14,554	15,821	17,881	36,729
Securities gains/(losses), net	37,349	2,366	7,258	7,835	10,531
Noninterest expense	56,273	52,533	47,472	51,100	54,654
Income tax expense	48,667	29,404	24,580	28,142	38,903

Net income available to common shareholders	$97,939	$58,410	$49,314	$54,183	$74,754

Net income per share: (1)
Basic	$3.51	$2.08	$1.74	$1.92	$2.62
Diluted	3.40	2.04	1.72	1.89	2.62

Cash dividends declared per common share (1)	$1.250	$0.830	$0.318	$0.308	$0.298

Assets	$5,017,787	$3,643,830	$2,617,050	$2,659,322	$2,598,467

Long-term obligations	$260,658	$207,500	$45,375	$48,000	$40,000

(1)	Reflects a 100% stock dividend on 12/15/03

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Statements” on pages 47 through 71 of the 2004 Annual Report is incorporated herein by reference.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

As of the date of this report, Corus has no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-K Item 303(a)(4).

The following table presents Corus’ contractual obligations as of December 31, 2004:

(thousands)	Payments due by period
	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
Deposits without a stated maturity	$2,347,785	$—	$—	$—	$2,347,785
Certificates of deposit	1,301,372	223,853	171,004	56,138	1,752,367
Long-term debt – subordinated debentures	—	—	—	255,158	255,158
Other borrowings	1,431	5,500	—	—	6,931
Minimum fixed lease obligations	410	850	892	1,585	3,737
Purchase obligations	738	1,843	1,845	2,107	6,533

Total	$3,651,736	$232,046	$173,741	$314,988	$4,372,511

Corus had the following lending commitments as of December 31, 2004:

(thousands)
Standby letters of credit	$17,265
Commitments letters outstanding	88,000
Unused commitments under lines of credit	2,598,083

Total commitments outstanding	$2,703,348

Refer to Note 12 of Notes to Consolidated Financial Statements of the 2004 Annual Report for additional detail.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Market Risk Management” on pages 68 and 69 of the 2004 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm on pages 10 through 44 of the Company’s 2004 Annual Report.

Supplementary Statistical Data

Pages 11 through 17 contain supplementary statistical data. This data should be read in conjunction with Corus’ Management’s Discussion and Analysis of Financial Statements and the Consolidated Financial Statements and notes thereto of the 2004 Annual Report, which is incorporated herein by reference.

Securities Portfolio

Carrying Value of Securities by Category

The carrying values of securities held by Corus were as follows:

	December 31
(thousands)	2004	2003	2002
Available-for-sale
U.S. Government and agencies	$427,687	$206,739	$214,800
Corporate debt securities	—	28,191	44,369
Common stocks	219,099	188,844	147,845
Mortgage backed securities	3,240	5,046	9,845
Other	16,599	4,086	3,785

Total	$666,625	$432,906	$420,644

Held-to-maturity
State and municipal	$600	$1,100	$1,099
Mortgage backed securities	94	182	302
Other	11,650	10,462	5,286

Total	$12,344	$11,744	$6,687

Maturities of Securities

The scheduled maturities by security type as of December 31, 2004 were as follows:

		From one	From five		Not due at
	One year	through	through	After	a single
(thousands)	or less	five years	ten years	ten years	maturity	Total
U.S. Government and agencies	$283,360	$144,327	$—	$—	$—	$427,687
State and municipal	600	—	—	—	—	600
Common stocks	—	—	—	—	219,099	219,099
Mortgage backed securities	—	70	1	3,263	—	3,334
Other	—	—	—	—	28,249	28,249

Total	$283,960	$144,397	$1	$3,263	$247,348	$678,969

The weighted-average yields for each range of maturities of securities at December 31, 2004 were as follows:

		From one	From five		Not due at
	One year	through	through	After	a single
	or less	five years	ten years	ten years	maturity	Total
U.S. Government and agencies	2.39%	2.96%	—%	—%	—%	2.58%
State and municipal	5.08	—	—	—	—	5.08
Common stocks	—	—	—	—	4.28	4.28
Mortgage backed securities	—	7.58	7.58	5.74	—	5.78
Other	—	—	—	—	5.64	5.64

Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

Loan Portfolio

Classification of Loans

Corus’ loans were as follows:

	December 31
(thousands)	2004	2003	2002	2001	2000
Commercial real estate:
Senior non-construction	$1,419,670	$1,207,015	$989,146	$675,526	$655,148
Senior construction	1,101,973	1,005,206	531,612	515,002	513,955
Mezzanine	111,278	53,790	32,092	39,223	20,877
Commercial	109,582	98,621	87,631	94,015	91,093
Residential real estate and other	51,325	69,139	101,488	151,479	270,807

Total	$2,793,828	$2,433,771	$1,741,969	$1,475,245	$1,551,880

Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2004:

	One year	From one	After
(thousands)	or less	to five years	five years	Total
Commercial real estate:
Senior non-construction	$293,170	$1,125,014	$1,486	$1,419,670
Senior construction	386,316	715,657	—	1,101,973
Mezzanine	38,339	72,939	—	111,278
Commercial	70,372	36,326	2,884	109,582

Of the loans maturing after one year, $134.5 million have fixed rates and $1.8 billion have floating or adjustable rates.

Risk Elements in the Loan Portfolio

Past Due, Nonaccrual, and Restructured Loans were as follows:

	December 31
(thousands)	2004	2003	2002	2001	2000
Loans past due 90 days or more still accruing interest	$6,021	$1,809	$2,454	$5,939	$20,510
Less guaranteed student loans	(346)	(573)	(806)	(1,721)	(16,729)

Net loans past due 90 days or more	5,675	1,236	1,648	4,218	3,781
Nonaccrual loans	76	7,896	4,808	1,520	1,300
Restructured loans	23,479	6,436	62	62	63

Total	$29,230	$15,568	$6,518	$5,800	$5,144

As a percentage of total loans:
Net loans past due 90 days or more	0.20%	0.05%	0.09%	0.29%	0.24%
Nonaccrual loans	0.00%	0.32%	0.28%	0.10%	0.08%
Restructured loans	0.84%	0.26%	0.00%	0.00%	0.00%

For those loans listed as nonaccrual at December 31, 2004, $4,300 of interest income would have been recorded during 2004 had the loans been current in accordance with their original terms. Actual amounts included in 2004 income for loans on nonaccrual at December 31, 2004 was $10,400 as amounts were collected relating to prior years. Restructured loans at December 31, 2004 consists of two loans. Both of these loans were restructured at maturity and, as such, disclosure with respect to the loans’ original terms is not meaningful. Finally, Corus’ nonaccrual policy is incorporated herein by reference from page 15 of the 2004 Annual Report.

Potential Problem Loans

In accordance with the regulatory definitions published in the Office of the Comptroller of the Currency’s “Comptroller’s Handbook” the Bank uses the following rating categories for its loans (in order of increasing risk): Pass, Watch, Special Mention, Substandard, Doubtful, and Loss. Loan ratings are assigned at origination and are updated formally as part of an annual review process and at the time of modification or renewal; many are updated more frequently as part of the Bank’s normal reporting processes. All commercial real estate loans are reviewed a minimum of once each year, with more frequent evaluations performed on loans with ratings below Pass. All loans may have their rating adjusted either up or down at any time based on receipt of new information. This loan rating system is an integral part of the Bank’s problem loan identification system. Loans presenting the greatest risks to the Bank, based on their rating, are reported to senior management and the Bank’s Board of Directors every month.

Through its problem loan identification system, management identified additional potential problem loans. Known information about possible credit problems with these loans causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and may result in future disclosure of such loans as nonaccrual, past due, or troubled debt restructurings. As of December 31, 2004, the principal amount of these loans was $13.2 million. This amount generally includes commercial real estate loans that were classified as either Special Mention or Substandard and residential real estate loans that are either in bankruptcy or in process of foreclosure.

Loan Concentrations

As of December 31, 2004, 67% of Corus’ outstanding commercial real estate loans (76% of total commitments) were collateralized by condominium buildings in major metropolitan areas. Refer to pages 58 and 59 of Managements Discussion and Analysis of Financial Statements for a breakdown of loans by size, collateral type and geographic distribution.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Year Ended December 31
(thousands)	2004	2003	2002	2001	2000
Balance at beginning of year	$36,448	$36,629	$40,457	$39,601	$32,090
Less charge-offs:
Commercial – check cashing/other	13	443	567	4	116
Overdraft – check cashing	—	1,189	2,660	—	—
Commercial real estate	—	—	—	—	—
Residential real estate and other	652	1,663	2,830	3,628	4,357

Total charge-offs	665	3,295	6,057	3,632	4,473

Add recoveries:
Commercial – check cashing/other	—	191	8	3	13
Overdraft – check cashing	—	682	—	—	—
Commercial real estate	—	—	17	10	42
Residential real estate and other	2,099	2,241	2,204	4,475	11,929

Total recoveries	2,099	3,114	2,229	4,488	11,984

Net (charge-offs)/recoveries	1,434	(181)	(3,828)	856	7,511
Reclassification to reserve for loan losses related to unfunded commitments	(5,000)	—	—	—	—
Additions charged to operations	—	—	—	—	—

Balance at end of year	$32,882	$36,448	$36,629	$40,457	$39,601

Net (charge-offs)/recoveries as a percentage of average loans outstanding	0.06%	(0.01%)	(0.24%)	0.05%	0.42%

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:

	December 31
(thousands)	2004	2003	2002	2001	2000
Commercial real estate:
Senior non-construction	$7,847	$7,537	$7,961	$11,516	$11,491
Senior construction	10,668	21,431	17,715	13,642	14,049
Mezzanine	1,077	496	367	553	297
Commercial	339	353	343	44	141
Residential real estate and other	3,486	4,295	8,483	9,799	13,299
Unallocated	9,465	2,336	1,760	4,903	324

Total	$32,882	$36,448	$36,629	$40,457	$39,601

The unallocated balance is based on management’s review of overall factors affecting the determination of probable losses inherent in the portfolio, which may not be captured, or captured completely, by the mechanical application of historical loss ratios and other factors used in determining the allocated inherent reserve. This portion of the reserve analysis involves the exercise of judgment and reflects all appropriate considerations, including management’s view that the reserve should have a margin that recognizes the imprecision inherent in the process of estimating expected credit losses.

Loan Portfolio Composition

The composition of the loan portfolio was as follows:

	December 31
	2004	2003	2002	2001	2000
Commercial real estate:
Senior non-construction	51%	50%	57%	46%	42%
Senior construction	39	41	30	35	33
Mezzanine	4	2	2	3	1
Commercial	4	4	5	6	6
Residential real estate and other	2	3	6	10	18

Total	100%	100%	100%	100%	100%

For further review of the loan loss provision and the allowance for loan losses, reference is made to pages 15 and 16 of Notes to Consolidated Financial Statements and pages 64 and 65 of Management’s Discussion and Analysis of Financial Statements of the 2004 Annual Report, which is incorporated herein by reference.

Deposits

The following table presents the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2004. The schedule also provides a breakdown between retail certificates of deposit and brokered certificates of deposit.

(thousands)	Total	Retail	Brokered

Maturing within 3 months	$135,183	$97,510	$37,673
After 3 but within 6 months	177,345	133,398	43,947
After 6 but within 12 months	322,168	287,353	34,815
After 12 months	411,916	20,432	391,484

Total	$1,046,612	$538,693	$507,919

Return on Equity and Assets

The following table presents certain ratios relating to Corus’ equity and assets:

	December 31
	2004	2003	2002
Return on average total assets	2.4%	2.0%	1.9%
Return on average common shareholders’ equity	17.4	11.6	10.6
Dividend payout ratio	35.6	39.9	18.2
Average equity to average total assets	13.9	16.9	17.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 46 of the Annual Report and is incorporated herein by reference.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of Corus’ internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 45 of the Annual Report and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

In November 2004, the Compensation Committee of the Board of Directors met and approved the 2005 salaries for senior management, including the individuals listed under the heading “Executive Compensation” on page 13 of the 2005 Proxy Statement. The 2005 salaries were set as follows: Robert J. Glickman – $500,000, Randy P. Curtis – $235,000, Richard J. Koretz – $210,000, Michael G. Stein – $275,000, and Tim H. Taylor – $336,000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Corus (including the identification of the financial expert serving on the Audit Committee) is incorporated herein by reference from pages 3 through 6 of the 2005 Proxy Statement. For Executive Officers (defined as all individuals on the subsidiary bank’s Board of Directors), the following table provides each individual’s name, number of years with the Company, age, principal occupation over the past five years (Executive Vice President – EVP; Senior Vice President – SVP; First Vice President – FVP; Vice President – VP), and the years each position was held.

Executive Officers of the Registrant

Name and		Principal Occupation
(years with Company)	Age	for Past Five Years	Years
Robert J. Glickman (35)(a)	58	President and Chief Executive Officer	1984 – Present

Randy P. Curtis (7)	46	EVP, Retail Banking	2005 – Present
		SVP, Retail Banking	1997 – 2004

Michael G. Stein (13)	44	EVP, Commercial Lending	1996 – Present

Tim H. Taylor (16)	40	EVP and Chief Financial Officer	1998 – Present

Michael E. Dulberg (5)	39	SVP and Chief Accounting Officer (“CAO”)	2004 – Present
		FVP and CAO	2000 – 2004
		VP and Controller	1999 – 2000

Michael W. Jump (13)	60	SVP, Operations	2000 – Present

Terence W. Keenan (14)	59	SVP, Commercial Lending	1990 – Present

Richard J. Koretz (13)	41	SVP, Finance	2000 – Present
		SVP, Consumer Lending	1995 – 2000

Joel C. Solomon (7)	50	SVP, Commercial Lending	1997 – Present

Lori B. Neiman (4)	40	FVP, Commercial Lending	2005 – Present
		VP, Commercial Lending	2000 – 2004
		Director, Underwriting & Planning, Heller Financial	1997 – 2000

Daniel A. Niedermeyer (15)	39	FVP, Consumer Lending/Operations	2001 – Present
		VP, Consumer Lending	1995 – 2001

Jennifer A. Haughey (3)	33	VP, Human Resources	2004 – Present
		Asst. VP, Human Resources	2003 – 2004
		Officer, Human Resources	2002 – 2003
		Human Resources Consultant, Human Resources International	1999 – 2001

(a) Robert J. Glickman is the son of Joseph C. Glickman, the Chairman of the Board of Corus.

All positions held on the previous table are as officers of Corus Bank N.A. except Robert J. Glickman, Michael G. Stein, Tim H. Taylor, Randy P. Curtis, Michael E. Dulberg and Richard J. Koretz who are also officers of the Company.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from page 22 of the 2005 Proxy Statement.

Code of Ethics for Principal Officers

Corus has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The text of the code of business conduct and ethics is available through the Investor Relations section of the Corus website at www.corusbank.com. Additional information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from page 26 of the 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the material under the caption “Executive Compensation” on pages 13 through 18 of the 2005 Proxy Statement. Information regarding the compensation of directors on page 5 of the 2005 Proxy Statement is incorporated herein by reference. The information in “Compensation Committee Report on Executive Compensation” and “Performance Graph” is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the material under the headings “Principal Shareholders” and “Security Ownership of Directors and Management” on pages 2 and 3 of the 2005 Proxy Statement.

Information regarding Corus’ securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material under the heading “Equity Compensation Plan Information” on page 18 of the 2005 Proxy Statement. For additional information regarding Corus’ equity compensation plans, see the material under the heading “Stock Option Plan” on page 38 of Notes to Consolidated Financial Statements of the 2004 Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the material under the heading “Transactions with Management and Others” on page 22 of the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is incorporated herein by reference from the material under the heading “Appointment of Independent Public Accountants” on page 7 of the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm are incorporated herein by reference from the following pages of the registrant’s 2004 Annual Report:

(b) Exhibits:

3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003.

3(ii)	Amended and Restated By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004.

The Company undertakes and agrees to furnish the Commission with a copy of any agreement with respect to its long-term debt upon request.

10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 99.4 to the Form 8-K filing dated February 15, 2005. (2)(3)

10.2	The 1999 Stock Option Plan is incorporated herein by reference from Form S-8 filing dated April 30, 1999 (2)

10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 15, 2005. (2)

10.4	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 15, 2005. (2)

10.5	Form of Change of Control Agreement between the company and certain of its officers from time to time is incorporated herein by reference from Exhibit 99.3 to the Form 8-K filing dated February 15, 2005. (2)

10.6	Summary description of compensation for directors is incorporated herein by reference from Exhibit 99.5 to the Form 8-K filing dated February 15, 2005. (2)

11	Computation of Net Income Per Share is incorporated herein by reference from page 39 of the registrant’s 2004 Annual Report

13	Registrant’s 2004 Annual Report (excluding the portions that are not specifically incorporated by reference in this Annual Report on Form 10-K appearing on pages 1 through 8 and 74 through 75 of the 2004 Annual Report) (1)

21	List of subsidiaries – see Part I of this Report

23	Consent of Independent Registered Public Accounting Firm (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (1)

(1)	Filed herewith

(2)	Management or Director contract or compensatory plan or arrangement

(3)	Confidential treatment requested for portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corus Bankshares, Inc.
By:	/s/ Tim H. Taylor
Tim H. Taylor
Executive Vice President & Chief Financial Officer

March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Glickman	Chairman of the Board of Directors	March 10, 2005
Joseph C. Glickman

/s/ Robert J. Glickman	President, Chief Executive Officer, & Director	March 10, 2005
Robert J. Glickman

/s/ Tim H. Taylor	Executive Vice President & Chief Financial Officer	March 10, 2005
Tim H. Taylor

/s/ Michael E. Dulberg Michael E. Dulberg	Senior Vice President & Chief Accounting Officer	March 10, 2005

/s/ Robert J. Buford Robert J. Buford	Director	March 10, 2005

/s/ Kevin R. Callahan Kevin R. Callahan	Director	March 10, 2005

/s/ Rodney D. Lubeznik Rodney D. Lubeznik	Director	March 10, 2005

/s/ Michael J. McClure Michael J. McClure	Director	March 10, 2005

/s/ Peter C. Roberts Peter C. Roberts	Director	March 10, 2005