Form 10-Q
period 2005-03-31
CORUS BANKSHARES INC
filed 2005-05-09
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(773) 832-3088
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒  No ☐

As of April 30, 2005, the Registrant had 27,810,008 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2005

TABLE OF CONTENTS

PART I. -- FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)		(Unaudited)
(dollars in thousands)	March 31	December 31	March 31
	2005	2004	2004
Assets
Cash and due from banks – non-interest bearing	$89,981	$55,806	$66,144
Federal funds sold	1,410,600	1,473,500	802,400
Cash and Cash Equivalents	1,500,581	1,529,306	868,544
Securities:
Available-for-sale, at fair value
Common stocks	203,326	219,099	197,802
(cost $130,152, $128,620 and $100,623)
Other securities	849,518	447,526	212,074
(amortized cost $854,764, $447,182 and $210,863)
Held-to-maturity, at amortized cost	11,931	12,344	11,725
(fair value $11,933, $12,353 and $11,772)
Total Securities	1,064,775	678,969	421,601
Loans, net of unearned income	3,006,345	2,793,828	2,372,800
Less: Allowance for loan losses	33,076	32,882	36,767
Net Loans	2,973,269	2,760,946	2,336,033
Premises and equipment, net	25,732	25,399	26,244
Accrued interest receivable and other assets	29,067	18,644	34,961
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523
Total Assets	$5,597,947	$5,017,787	$3,691,906

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$257,936	$235,700	$243,594
Interest-bearing	4,374,957	3,864,452	2,625,727
Total Deposits	4,632,893	4,100,152	2,869,321
Long-term debt – subordinated debentures	280,932	255,158	177,837
Other borrowings	8,588	6,931	34,105
Accrued interest payable and other liabilities	70,825	55,955	57,941
Total Liabilities	4,993,238	4,418,196	3,139,204
Shareholders' Equity
Common stock (par value $0.05 per share,
50,000,000 shares authorized: 27,808,408, 27,795,648
and 27,900,028 shares outstanding, respectively)	1,390	1,390	1,395
Surplus	21,619	21,243	17,117
Equity – options outstanding	7,121	6,737	5,916
Retained earnings	531,231	512,844	464,321
Accumulated other comprehensive income	43,348	57,377	63,953
Total Shareholders' Equity	604,709	599,591	552,702
Total Liabilities and Shareholders' Equity	$5,597,947	$5,017,787	$3,691,906

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(in thousands, except per share data)	2005	2004

Interest, Loan Fees, and Dividend Income
Interest and fees on loans:
Taxable	$67,091	$45,850
Tax-advantaged	34	30
Federal funds sold	8,048	1,486
Securities:
Taxable	5,688	1,776
Tax-advantaged	24	16
Dividends	1,641	1,574
Total Interest, Loan Fees, and Dividend Income	82,526	50,732

Interest Expense
Deposits	27,358	11,844
Long-term debt – subordinated debentures	3,476	1,856
Other borrowings	143	251
Total Interest Expense	30,977	13,951

Net Interest Income	51,549	36,781
Provision for Credit Losses	-	-
Net Interest Income After Provision for Loan Losses	51,549	36,781

Noninterest Income
Service charges on deposit accounts	2,975	2,932
Securities gains/(losses), net	2,672	1,254
Other income	568	551
Total Noninterest Income	6,215	4,737

Noninterest Expense
Salaries and employee benefits	10,272	9,627
Net occupancy	1,005	993
Data processing	377	729
Depreciation - furniture & equipment	283	318
Other expenses	2,491	2,568
Total Noninterest Expense	14,428	14,235

Income Before Income Taxes	43,336	27,283
Income Tax Expense	15,216	9,348
Net Income	$28,120	$17,935

Net income per share:
Basic	$1.01	$0.64
Diluted	$0.97	$0.62

Cash dividends declared per common share	$0.350	$0.313

Average common shares outstanding:
Basic	27,806	28,010
Diluted	28,861	28,888

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)
					Accumulated
			Equity –		Other
(in thousands, except common share data)	Common		Options	Retained	Comprehensive
	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2004	$1,390	$21,243	$6,737	$512,844	$57,377	$599,591

Net income	-	-	-	28,120	-	28,120
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available-
for-sale securities	-	-	-	-	(14,029)	(14,029)
Comprehensive income						14,091

Stock options vested	-	-	445	-	-	445

Shares issued under stock option plan,
12,760 common shares	-	376	(61)	-	-	315

Cash dividends declared on common stock,
$0.350 per common share	-	-	-	(9,733)	-	(9,733)

Balance at March 31, 2005	$1,390	$21,619	$7,121	$531,231	$43,348	$604,709

See accompanying notes.

THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)
					Accumulated
			Equity –		Other
(in thousands, except common share data)	Common		Options	Retained	Comprehensive
	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2003	$1,402	$16,942	$5,670	$460,458	$61,708	$546,180

Net income	-	-	-	17,935	-	17,935
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available-
for-sale securities	-	-	-	-	2,245	2,245
Comprehensive income						20,180

Stock options vested	-	-	356	-	-	356

Retirement of 139,600 common shares	(7)	(40)	-	(5,353)	-	(5,400)

Shares issued under stock option plan,
2,740 common shares	-	86	(21)	-	-	65

Stock option settlements	-	(8)	(9)	-	-	(17)

Stock option expirations	-	35	(54)	-	-	(19)

Cash dividends declared on common stock,
$0.313 per common share	-	-	-	(8,719)	-	(8,719)

Other	-	102	(26)	-	-	76

Balance at March 31, 2004	$1,395	$17,117	$5,916	$464,321	$63,953	$552,702

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$28,120	$17,935
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	456	509
(Accretion) amortization of investment and loan (discounts) premiums, net	(725)	724
Deferred income tax benefit	(498)	(279)
Securities gains, net	(2,672)	(1,254)
Outlay for trading activity, net	-	(259)
Deferred compensation expense	1,315	1,293
Stock option expense	445	356
Increase in accrued interest receivable and other assets	(10,423)	(2,567)
Increase in accrued interest payable and other liabilities	21,889	11,412
Net cash provided by operating activities	37,907	27,870

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of held-to-maturity securities	413	19
Proceeds from maturities of available-for-sale securities	200,186	30,740
Proceeds from sales of available-for-sale securities	5,335	124
Purchases of available-for-sale securities	(610,525)	(4,811)
Net (increase) decrease in loans	(212,597)	60,647
Bad debt recoveries	322	554
Purchases of premises and equipment, net	(789)	(440)
Net cash (used in) provided by investing activities	(617,655)	86,833

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in deposit accounts	532,741	22,919
Proceeds from issuance of long-term debt – subordinated debentures	25,000	-
Increase (decrease) in other borrowings, net	1,657	(2,298)
Stock option exercises/settlements	315	105
Retirements of common shares	-	(5,400)
Cash dividends paid on common shares	(8,690)	(7,009)
Net cash provided by financing activities	551,023	8,317

Net (decrease) increase in cash and cash equivalents	(28,725)	123,020
Cash and cash equivalents at January 1	1,529,306	745,524
Cash and cash equivalents at March 31	$1,500,581	$868,544

See accompanying notes.

1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly owned subsidiary, Corus Bank, N.A. (the “Bank”). The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ consolidated financial statements for the three years ended December 31, 2004 included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim period may not be indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current presentation.

2.	Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report certain financial information about operating segments. Corus is currently managed as one unit and does not have separate operating segments. The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

3.	Derivatives

SFAS No. 133, as amended, established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges ("hedge accounting") allows a derivative's gains and losses to be either offset by the change in fair value of the hedged item or deferred through recognition in a component of other comprehensive income. Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly to income.

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

Corus also purchases and sells interest rate derivatives in anticipation of trading gains. The impact of market adjustments, as well as any gains or losses upon the sale of these swaps held for trading, is recorded directly into income.

The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:

Derivative Gain/(Loss)		Three Months Ended
	Income Statement	March 31
(in thousands)	Classification	2005	2004
Fair value hedge (fixed-to-floating swaps):
Loan hedge	Interest Income	$41	$4
Brokered CD hedge(1)	Interest Expense	-	-
Total fair value hedge		41	4

Non-hedge:
Fixed-to-floating swaps - trading	Noninterest Income	-	(258)
Fixed-to-floating swaps - loans	Noninterest Income	13	8
Basis swaps	Noninterest Income	-	1,423
Total Non-hedge		13	1,173

Total Derivative Gain/(Loss)		$54	$1,177

Notional amounts of derivatives

(in thousands)	March 31, 2005	March 31, 2004
Fair value hedge (fixed-to-floating swaps):
Loan hedge	$3,498	$5,616
Brokered CD hedge(1)	411,003	427,503

Non-hedge:
Fixed-to-floating swaps - trading	-	-
Fixed-to-floating swaps - loans	858	200,942
Basis swaps	-	950,000

(1) These swaps qualify for the "shortcut method," as defined by SFAS No. 133. Corus does not anticipate any income statement impact from the associated mark-to-market adjustments.

4.	Long-Term Debt - Subordinated Debentures

Subordinated debentures outstanding totaled $280.9 million as of March 31, 2005. The scheduled maturities of the instruments are $25.8 million in 2035, $77.3 million in 2034, and $177.8 million in 2033. Interest and fees included in interest expense totaled $3.5 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Interest rates range from LIBOR plus 1.74% to 3.10%, resetting quarterly. Combined issuance fees totaled $1.6 million and are being amortized over the 30-year lives of the instruments. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. Absent the exercise of this option, Corus has no financial covenants related to this debt.

5.	Other Borrowings

As of March 31, 2005, Corus had a balance outstanding of $7.5 million under an agreement to borrow up to $80 million in a revolving line of credit maturing on March 31, 2008. Interest is payable quarterly and accrues at a rate of LIBOR plus 140 basis points. In addition, a fee at an annual rate of ¼% of the average unused commitment is due quarterly.

Loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of March 31, 2005. The debt is secured by 100% of the common stock of the subsidiary bank.

6.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended
(in thousands, except per-share data)	March 31
	2005	2004
Denominator for basic earnings per share:
Average common shares outstanding	27,806	28,010
Dilutive common stock options	1,055	878
Denominator for diluted earnings per share	28,861	28,888

Numerator: Net income attributable to common shares	$28,120	$17,935

Net income per share:
Basic	$1.01	$0.64
Diluted	0.97	0.62

7.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made for the three months ended March 31, 2005 and 2004, and Corus expects to make no contributions to the plan in 2005.

Net periodic benefit cost was comprised of the following:

	Three Months Ended
	March 31
(in thousands)	2005	2004

Service cost	$243	$196
Interest cost	379	347
Expected return on plan assets	(429)	(612)
Net amortization and deferral	29	222
Net Periodic Benefit Cost	$222	$153

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

Corus Bankshares, Inc. is a one-bank holding company headquartered in Chicago, Illinois. Corus Bank, N.A. has eleven branches in the Chicago metropolitan area and is a leader in providing construction and development loans for commercial real estate projects across the country. Corus Bank finances projects in major markets nationwide with a target loan size from $20 million to $135 million.

OPERATING RESULTS

For the three months ended March 31, 2005, net income was $28.1 million, or $0.97 per share on a diluted basis, compared to net income of $17.9 million, or $0.62 per share on a diluted basis, in the same period of 2004.

Earnings for the first quarter of 2005 represented annualized returns of 18.7% on equity and 2.1% on assets compared to 13.1% and 2.0% for the same period in 2004.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin represents net interest income as a percentage of the average earning assets during the period.

For the three months ended March 31, 2005, Corus’ net interest income increased by 40% to $51.5 million compared to $36.8 million for the same period in 2004 as the growth in interest income exceeded the growth in interest expense. The growth in interest income was primarily due to a combination of increased yields on loans and continued loan growth. The increased yields resulted from a complex mixture of various factors including (1) a focus on condominium loans, which tend to have higher yields than other property types, (2) faster payoffs of all types of commercial real estate loans causing the associated loan fees to be amortized over a shorter time period, and (3) increases in short-term interest rates. Loan fees for the three months ended March 31, 2005 totaled $17.9 million, compared to $8.9 million for the prior year. Interest expense increased as Corus’ deposit base grew and in response to increases in short-term interest rates.

For the three months ended March 31, 2005, Corus’ net interest margin decreased by 21 basis points compared to the prior year due to the significant increase in liquidity management assets. These liquid assets are invested in Fed Funds and short-term U.S. agency securities that, to a great extent, have yields comparable to what is being paid on interest-bearing deposits. Therefore, we generate minimal net interest income from these funds and as a result this growth in our average earning assets had a negative impact on the overall net interest margin.

See the Market Risk Management section under Item 3 of this filing for discussion of Corus’ projected sensitivity to changes in interest rates.

Average Balance Sheets and Net Interest Margin (Unaudited)
	Three Months Ended March 31
	2005			2004
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands)	Balance	and Fees	Cost	Balance	and Fees	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$2,080,795	$13,770	2.65%	$855,225	$3,286	1.54%
Common stocks (2)	215,016	2,260	4.20%	195,364	2,167	4.44%
Loans, net of unearned income (3)	2,896,992	67,142	9.27%	2,487,833	45,897	7.38%
Total earning assets	5,192,803	83,172	6.41%	3,538,422	51,350	5.80%
Noninterest-earning assets:
Cash and due from banks—noninterest bearing	112,648			95,985
Allowance for loan losses	(32,994)			(36,625)
Premises and equipment, net	25,558			26,291
Other assets, including goodwill	24,106			34,381
Total assets	$5,322,121			$3,658,454
Liabilities and Shareholders' Equity
Deposits—interest-bearing:
Money market deposits	$1,601,191	$10,693	2.67%	$1,193,281	$5,063	1.70%
Retail certificates of deposit	1,575,324	11,367	2.89%	419,707	2,230	2.13%
Brokered certificates of deposit	485,884	3,997	3.29%	591,434	3,753	2.54%
NOW deposits	292,622	1,104	1.51%	233,095	591	1.01%
Savings deposits	161,786	197	0.49%	167,175	207	0.49%
Total interest-bearing deposits	4,116,807	27,358	2.66%	2,604,692	11,844	1.82%

Long-term debt – subordinated debentures	260,026	3,476	5.35%	177,837	1,856	4.17%
Other borrowings	10,277	143	5.57%	35,879	251	2.80%
Total interest-bearing liabilities	4,387,110	30,977	2.82%	2,818,408	13,951	1.98%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing deposits	267,658			239,081
Other liabilities	65,015			52,257
Shareholders' equity	602,338			548,708
Total liabilities and shareholders' equity	$5,322,121			$3,658,454

Interest income and loan fees/average earning assets	$5,192,803	$83,172	6.41%	$3,538,422	$51,350	5.80%
Interest expense/average interest-bearing liabilities	$4,387,110	30,977	2.82%	$2,818,408	13,951	1.98%
Net interest spread		$52,195	3.59%		$37,399	3.82%

Net interest margin			4.02%			4.23%

Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1) Liquidity management assets include federal funds sold and securities other than common stocks.
Interest income on securities includes a tax equivalent adjustment of $10,000 and $9,000 for 2005 and 2004, respectively.
(2) Dividends on the common stock portfolio include a tax equivalent adjustment of $619,000 and $593,000 for 2005 and 2004, respectively.
(3) Interest income on tax-advantaged loans includes a tax equivalent adjustment of $18,000 and $16,000 for 2005 and 2004, respectively.
Includes net interest income derived from interest rate swap contracts.

Noninterest Income

For the three months ended March 31, 2005, noninterest income increased by $1.5 million compared to the prior year. The increase mainly resulted from higher net securities gains, as described below.

Securities Gains/(Losses), net
For the three months ended March 31, 2005, Corus recorded net securities gains of $2.7 million compared to gains of $1.3 million in the same period of 2004. The following details the net securities gains/(losses) by source:

	Three Months Ended
(in thousands)	March 31
	2005	2004
Gains on common stocks	$2,659	$81
Trading account gains/(losses), net	-	(258)
Mark-to-market adjustments on non-hedge derivatives	13	1,431
Total securities gains/(losses), net	$2,672	$1,254

Gains on common stocks
Gains on common stocks relate to Corus’ common stock portfolio of various financial industry companies. Gains or losses are recognized when either the investment is sold or when the company is acquired, for cash or stock, by another company. During the first quarter of 2005, $1.8 million in gains were recognized due to sales and cash acquisitions while $0.8 million in gains were the result of stock-for-stock transactions. Note that gains from stock-for-stock transactions have neither a cash flow nor net tax impact.

Trading account gains/(losses), net
From time to time, the Company may enter into security transactions in anticipation of taking gains on short-term price movements. Such securities are classified on our books as trading securities. Eligible trading securities include Treasury securities, agency securities and interest rate derivatives. All open trading positions are monitored closely by senior management and “loss limits” are in place to reduce potential losses.

Securities purchased for trading purposes are, at the time of purchase, clearly indicated as Trading Account securities on the Company’s books. Taking any action that would require the reclassification of any security to another classification after it has been initially designated as trading, available-for-sale, or held-to-maturity, is against the Bank’s policy and requires approval by the Bank’s Board of Directors.

Trading securities are marked to market on an ongoing basis with the resulting gain or loss included in income. Corus recorded $258,000 in trading losses in the three months ended March 31, 2004.

Mark-to-market adjustments on non-hedge derivatives
For the three months ended March 31, 2004, the Bank recorded gains of $1.4 million from mark-to-market adjustments on non-hedge derivatives. These adjustments resulted primarily from basis swaps held by Corus, which were sold in April 2004. Mark-to-market adjustments associated with the remaining non-hedge derivatives have been, and are expected to remain, immaterial.

Noninterest Expense

For the three months ended March 31, 2005, noninterest expense was essentially flat compared to the prior year. Salaries and benefits increased moderately due primarily to higher staffing levels and increases in commercial loan officer commission accruals. Partially offsetting the increase in salaries and benefits was a decline in data processing expense of $352,000 attributable to savings related to a new core data processing system installed at the end of the second quarter of 2004. Data processing costs for 2005 are estimated to be approximately $400,000 per quarter.

FINANCIAL CONDITION

Earning Assets

The following table details the composition of Corus’ earning assets:

(in thousands)	March 31, 2005		December 31, 2004		March 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
Federal funds sold	$1,410,600	26%	$1,473,500	30%	$802,400	22%
Common stocks	203,326	4	219,099	4	197,802	6
Securities other than common stocks	861,449	15	459,870	9	223,799	6
Loans, net of unearned income	3,006,345	55	2,793,828	57	2,372,800	66
Total	$5,481,720	100%	$4,946,297	100%	$3,596,801	100%

Common Stocks

At March 31, 2005, Corus held investments in the common stocks of 25 financial industry companies valued at $203.3 million, including net unrealized gains of $73.2 million. These investments are included in the available-for-sale classification. The following is a list of Corus’ holdings as of March 31, 2005:

	Ticker		Market	Percentage of
Corporation	Symbol	Shares Held	Value	Portfolio
(dollars in thousands)
Amcore Financial Inc.	AMFI	142,500	$4,026	2.0%
Amsouth Bancorporation	ASO	466,015	12,093	5.9
Associated Banc Corp.	ASBC	121,179	3,784	1.9
Bank of America Corp.	BAC	670,594	29,573	14.5
Bank of New York Co. Inc.	BK	100,000	2,905	1.4
BB&T Corp.	BBT	33,736	1,318	0.6
Citigroup Inc.	C	225,000	10,112	5.0
City National Corp.	CYN	84,000	5,865	2.9
Comerica Inc.	CMA	339,300	18,689	9.2
Commerce Bancshares Inc.	CBSH	29,915	1,442	0.7
Compass Bancshares Inc.	CBSS	108,750	4,937	2.4
Fremont General Corp.	FMT	820,000	18,032	8.9
Hibernia Corp.	HIB	154,200	4,936	2.4
JP Morgan Chase & Co.	JPM	500,864	17,330	8.5
MAF Bancorp Inc.	MAFB	281,550	11,696	5.8
Mercantile Bankshares Corp.	MRBK	58,500	2,975	1.5
Merrill Lynch & Co. Inc.	MER	132,000	7,471	3.7
Morgan Stanley Dean Witter & Co.	MWD	82,000	4,695	2.3
National City Corp.	NCC	74,520	2,496	1.2
Provident Bancshares Corp.	PBKS	43,757	1,442	0.7
Regions Financial Corp.	RF	143,554	4,651	2.3
SunTrust Banks Inc.	STI	48,000	3,459	1.7
TD Banknorth	BNK	44,100	1,378	0.7
US Bancorp	USB	268,870	7,749	3.8
Wachovia Corp.	WB	398,191	20,272	10.0
Total			$203,326	100.0%

During both the three months ended March 31, 2005 and March 31, 2004, Corus received dividends on the stock portfolio of $1.6 million. In addition to dividend income, Corus also recognized $2.7 million in security gains in the first quarter of 2005 and approximately $81,000 in the same period of 2004 related to the common stock portfolio. Finally, Corus expects to report a third quarter 2005 gain of approximately $2.7 million from Capital One Financial’s (COF) announced plans to acquire Hibernia Corp. (HIB). See noninterest income section for discussion of realized and unrealized gains and losses.

Securities Other Than Common Stocks

Corus' current asset/liability management philosophy is that all current security purchases are classified as available-for-sale or trading. This is due to management’s belief that virtually all securities should be available to be sold in conjunction with our liquidity and asset/liability management strategies.

At March 31, 2005, available-for-sale securities other than common stocks increased to $849.5 million due mainly to Corus’ increased investment in short-term U.S. agency securities. As of March 31, 2005, 40% of the carrying value of the available-for-sale portfolio with stated maturities was scheduled to mature within one year, 81% within two years, and 99% within three years.

Loans

The following table details the composition of Corus’ outstanding loans:

(in thousands)	March 31, 2005		December 31, 2004		March 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
Loans:
Commercial real estate:
Senior non-construction	$1,422,181	47%	$1,419,670	51%	$1,112,487	47%
Senior construction	1,327,162	44	1,101,973	39	1,072,004	45
Mezzanine	115,145	4	111,278	4	45,294	2
Total commercial real estate	2,864,488	95%	2,632,921	94%	2,229,785	94%
Commercial	93,520	3	109,582	4	79,004	3
Residential real estate and other	48,337	2	51,325	2	64,011	3
Total Loans	$3,006,345	100%	$2,793,828	100%	$2,372,800	100%

Commercial Real Estate Lending
Commercial real estate loans are comprised of senior non-construction, senior construction, and mezzanine loans. The stated maturities of senior non-construction loans are typically 1-5 years in length. Many of these loans are to borrowers in the business of converting apartments to condominiums. These loans are typically funded at the outset and paid down as the condominiums are sold. Most of the remaining senior non-construction loans are typically amortizing loans collateralized by income-producing properties such as hotels, office buildings or apartment projects.

Senior construction loans typically have stated maturities of 2-3 years and are funded throughout the term as construction progresses. These loans consist of both ground-up construction projects and condominium conversion projects where extensive renovation is done.

Mezzanine loans are essentially second mortgage loans on commercial real estate projects, almost always subordinate to a Corus first mortgage loan (as opposed to a third party's). Interest rates charged for mezzanine loans are considerably higher than those charged for typical first mortgage loans, but the loans also carry additional risk.

At March 31, 2005, funded commercial real estate loans totaled $2.9 billion, an increase of $635 million, or 28%, compared to the prior year. This, however, only reflects actual balances outstanding, which excludes commitments. The total commercial real estate loan portfolio, including balances outstanding and unfunded loan commitments, totaled $6.3 billion at March 31, 2005.

Commercial Real Estate Loan Portfolio

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Amount	Percent	Amount	Percent	Amount	Percent

Funded commercial
real estate loans, net	$2,864,488	46%	$2,632,921	50%	$2,229,785	60%
Commitments:
Loans - unfunded portion	2,857,456	45	2,575,519	48	1,195,063	33
Commitment Letters (1)	587,980	9	88,000	2	266,974	7
Letters of Credit	5,687	-	12,937	-	10,454	-
Total Portfolio	$6,315,611	100%	$5,309,377	100%	$3,702,276	100%

(1)Commitment letters are pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table in this report, included in the amounts labeled as Commitments Accepted and Commitments Offered.

Corus’ commitments are primarily comprised of unfunded portions of commercial real estate senior construction loans. While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.

Commercial Real Estate Loans - Originations
Corus originated 22 loans with commitments aggregating $1.1 billion in the first quarter of 2005, which more than doubles the commitment amount of $526 million from the 13 loans originated in the first quarter of 2004. To clarify, an origination occurs when a loan closes with the origination amount equaling Corus’ full commitment under that loan. Since many of Corus’ loans are for construction projects, the funds are often not drawn by the borrower at the closing but rather over an extended period of time. Due to this characteristic, coupled with the rather unpredictable nature of loan paydowns/payoffs (collectively referred to as “paydowns”), attempting to use loan originations to forecast loan growth is not advisable.

Commercial Real Estate Loans - Paydowns
Total paydowns in the three months ended March 31, 2005 were $569 million. This compares to total paydowns of $516 million in the same period of 2004. The timing of loan paydowns is inherently difficult to predict. With that said, we would expect that our paydowns will generally trend higher as our loan portfolio increases in size.

The following tables break out commercial real estate loan portfolio by size, property type, and location:

Commercial Real Estate Loan Portfolio - By Size
(dollars in millions)	As of March 31, 2005
	# of	Total Commitment(1)		Funded Balance
	Loans	Amount	%	Amount	%
$100 million and above	10	$1,156	18%	$260	9%
$80 million to $100 million	9	761	12	305	11
$60 million to $80 million	16	1,104	18	462	16
$40 million to $60 million	30	1,475	24	657	23
$20 million to $40 million	38	1,091	17	657	23
$1 million to $20 million	84	747	12	543	19
Less than $1 million	NM	26	-	24	1
Deferred fees/other discounts	N/A	(44)	(1)	(44)	(2)
Total	187	$6,316	100%	$2,864	100%

Commercial Real Estate Loan Portfolio - By Property Type
(dollars in millions)	As of March 31, 2005
	# of	Total Commitment(1)		Funded Balance
	Loans	Amount	%	Amount	%
Condominium	120	$5,190	82%	$2,099	73%
Hotel	26	477	8	365	13
Office	12	311	5	137	5
Rental apartment	8	228	4	175	6
Other	21	128	2	108	4
Loans less than $1 million	NM	26	-	24	1
Deferred fees/other discounts	N/A	(44)	(1)	(44)	(2)
Total	187	$6,316	100%	$2,864	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

Commercial Real Estate Loan Portfolio - By Major Metropolitan Area
(dollars in millions)	As of March 31, 2005
	# of	Total Commitment(1)		Funded Balance
	Loans	Amount	%	Amount	%
Florida:
Miami/South East Florida	18	$934	15%	$432	15%
Other Florida	11	394	6	107	4
Florida Total	29	1,328	21	539	19

Washington, D.C.(2)	27	1,196	19	571	20

California:
Los Angeles	18	507	8	164	6
San Diego	9	365	6	137	5
San Francisco	5	172	3	54	2
Sacramento	1	14	-	12	-
California Total	33	1,058	17	367	13

New York City	25	859	14	359	12

Las Vegas	10	655	10	237	8

Chicago	26	366	6	309	11

Atlanta	7	279	5	47	2

Texas:
Houston	7	176	3	169	6
Dallas	2	13	-	9	-
Texas Total	9	189	3	178	6

Other (3)	21	404	6	277	10
Loans less than $1 million	NM	26	-	24	1
Deferred fees/other discounts	N/A	(44)	(1)	(44)	(2)
Total	187	$6,316	100%	$2,864	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.
(2) Includes northern Virginia and Maryland loans.
(3) No other metropolitan area exceeds three percent of the total.

Commercial Real Estate Loans Pending
Finally, the following table presents a comparison of Corus’ loans pending listed in descending order with respect to stage of completion. In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Discussion Pending is in its earliest stages.

Commercial Real Estate Loans Pending
(dollars in millions)	March 31, 2005		December 31, 2004		March 31, 2004
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commitment Accepted (1)	4	$269	2	$53	2	$40
Commitment Offered (1)	6	366	1	35	7	227
Application Received	16	889	14	794	8	477
Application Sent Out	13	1,025	18	1,175	12	622
Term Sheet Issued	50	3,530	45	2,626	42	2,371
Discussion Pending	1	59	-	-	2	104
Total	90	$6,138	80	$4,683	73	$3,841

(1) These amounts are also included in the Commitment Letters category in the Commercial Real Estate Loan Portfolio table in this report.

In total, loans pending have increased significantly from the same period in 2004. It has been the Company’s experience that pending loans that reach the Application Received stage are highly likely to ultimately close.

Commercial Lending
Commercial loans are primarily loans to Corus’ customers in the check cashing industry. Balances fluctuate based on seasonal cash requirements and are generally secured by the equity of the check cashing operation.

Other Lending
With regard to the remaining portfolio, residential first mortgage, home equity, and student loan balances continue to decline as the Bank allows these portfolios to “run-off.” Minimal new originations are expected.

Nonperforming Assets

Nonperforming assets were as follows:

(in thousands)	March 31	December 31	March 31
	2005	2004	2004
Nonperforming loans:
Nonaccrual	$75	$76	$7,349
Troubled debt restructurings	22,639	23,479	4,781
Loans 90 days or more past due	3,504	5,675	957
Total nonperforming loans	26,218	29,230	13,087
Other real estate owned	-	44	130
Total nonperforming assets	$26,218	$29,274	$13,217

Nonperforming loans/Total loans	0.87%	1.05%	0.55%
Nonperforming assets/Total assets	0.47%	0.58%	0.36%

Total nonperforming assets decreased slightly from December 31, 2004 but increased compared to March 31, 2004 by $13.0 million. The year-over-year increase is primarily due to an increase in Troubled Debt Restructurings (“TDRs”). A TDR is a loan that was restructured in such a way as to provide the borrower with some form of concession relative to market absent a concession from the borrower that is deemed to be approximately proportionate to the lender’s concession. Typically, the lender’s concession is in the form of a lower interest rate, an extended term, or forgiven principal or interest. A borrower’s concession often comes in the form of loan paydowns, and/or additional collateral or guarantees.

A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan. However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve, albeit at somewhat less favorable terms to the lender. The $22.6 million TDR balance represents two hotel loans. These loans are current in terms of required payments and no loss is expected.

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan losses and a separate liability for credit commitments. The allowance for loan losses is a reserve against loan amounts which are actually funded and outstanding while the liability for credit commitments relates to those amounts that Corus is committed to lend but for which funds have not yet been disbursed.

Management believes that the level of the allowance for loan losses was adequate at March 31, 2005. A reconciliation of the activity in the allowance for credit losses and the components thereof is as follows:

	Three Months Ended
	March 31
(in thousands)	2005	2004
Balance at January 1	$37,882	$36,448
Provision for credit losses	-	-
Charge-offs	(128)	(235)
Recoveries	322	554
Balance at March 31	$38,076	$36,767

Components:
Allowance for loan losses	$33,076	$36,767
Liability for credit commitments	5,000	-
Total Allowance for Credit Losses	$38,076	$36,767

Loans at March 31	$3,006,345	$2,372,800
Allowance for loan losses as
a percentage of loans	1.10%	1.55%

Deposits

The following table details the composition of deposit products by type:

(in thousands)	March 31		December 31		March 31
	2005		2004		2004
Retail certificates of deposit	$1,901,941	41%	$1,244,448	30%	$429,488	15%
Money Market	1,546,442	33	1,661,395	41	1,205,552	42
Brokered certificates of deposit	469,902	10	507,919	12	586,516	20
NOW	295,913	6	288,158	7	236,228	8
Demand	257,936	6	235,700	6	243,594	9
Savings	160,759	4	162,532	4	167,943	6
Total	$4,632,893	100%	$4,100,152	100%	$2,869,321	100%

Deposits grew by $532.7 million, or 13% in the first quarter of 2005, due to continued strong growth in retail certificates of deposit (“CDs”). This growth is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products have proven to be an attractive investment option for many new and existing customers. Over the last 12 months, the largest percentage of new customers and deposits came from Illinois (16%), however other significant markets include California (12%), Florida (11%), New York (8%) and Texas (7%). At March 31, 2005, 46% of the Bank’s $4.2 billion in retail deposits (excludes brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.

By targeting a large number of individual depositors across a wide geographic area, the Bank’s goal is to limit the liquidity risk associated with short-term deposits. While the growth in money market balances has leveled off recently, CDs continue to grow and the results of our efforts to renew maturing CDs are encouraging. Importantly, there are no guarantees that account retention will remain high over the long term. The retention of existing deposits, whether local or national, continues to be a major focus of the Bank.

Long-Term Debt - Subordinated Debentures

During the first quarter of 2005, Corus formed a wholly owned finance subsidiary for the sole purpose of issuing $25 million in Trust Preferred securities. Including this most recently formed subsidiary, Corus now has eight such entities, which are not consolidated with Corus’ financial statements.

The eight trusts sold a combined $272.5 million of Trust Preferred securities via private placements, the proceeds of which were “lent” to the Company and secured by subordinated debentures (subordinate to all other debt of the Company but senior to common stock) issued by the Company to the trusts totaling $280.9 million - the difference being Corus’ investment in the Trusts. The funds raised by the issuance of the Trust Preferred securities were, in turn, infused into the Bank as additional capital, thus increasing the Bank’s legal lending limit. Note that the terms for both the Trust Preferred securities and the subordinated debentures are essentially identical.

Trust Preferred securities have several unique attributes. One of the most notable, and the key to the widespread issuance of Trust Preferred securities, is that the Federal Reserve has historically allowed bank holding companies to include, up to certain limits, Trust Preferred securities in the regulatory calculation of capital (what is known as “Tier 1” capital) while providing the issuer with a tax deductible funding vehicle. In addition, Trust Preferred securities: (a) have no financial covenants (except in the event that the Company ever opts to defer payments, as described below), (b) are not “puttable” back to Corus, and (c) include an option for Corus to call them at par beginning five years after issuance and quarterly thereafter (or earlier in the event of certain changes or amendments to regulatory requirements or federal tax rules).

Corus has the right to defer distributions on the Trust Preferred securities and interest payments on the subordinated debentures for a period not to exceed 20 consecutive quarters without going into default (this provision is subject, however, to certain restrictions with regard to Corus’ ability to make, among other things, dividends, distributions, etc. to holders of Corus common stock). It should be noted that this provision was not negotiated by Corus, but rather is a standard and required feature of Trust Preferred securities in order for the Federal Reserve to allow such instruments to be counted in capital at the bank holding company. While this deferral option is present, Corus does not anticipate that it would be utilized.

Combined issuance fees for the trusts totaled $1.6 million and are being amortized over the 30-year lives of the securities. Finally, Corus has, through various agreements, essentially fully and unconditionally guaranteed payment of all amounts due under the Trust Preferred securities.

Liquidity

Corus’ liquidity policy is to ensure the availability of sufficient funds to accommodate the needs of borrowers and depositors at all times as well as meeting Corus’ financial obligations. This objective is achieved primarily through the maintenance of liquid assets. Liquid assets include cash and cash equivalents, federal funds sold, and marketable securities that can be sold quickly without a material loss of principal.

Bank Holding Company
The primary uses of cash at the parent company are the payment of dividends to shareholders, interest and principal payments on debt, share repurchases, and the payment of operating expenses. The parent company’s primary source of cash to meet these needs is dividends from the Bank. The Bank’s ability to pay dividends is dependent on its ability to generate earnings and to meet regulatory restrictions. At March 31, 2005, the Bank had $91.9 million available to pay in dividends to the parent company without prior regulatory approval while maintaining well-capitalized status. The Bank’s capital category is determined solely for the purpose of applying prompt corrective action and that capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

During the last few years, the parent company has infused cash into the Bank in order to increase the Bank’s capital and thus its legal lending limit, allowing the Bank to make larger commercial real estate loans. The funds used to support these infusions have largely come from issuances of “pooled” trust preferred securities (see Note 4 - “Long-Term Debt - Subordinated Debentures). This pooling structure has allowed Corus to access the capital markets even though it currently has no debt ratings or ratings outlook from any of the major ratings agencies. To the extent that the Bank’s total loans outstanding grow, and based on management’s internal capital goals (which are higher than regulatory requirements), it is likely that the company would seek to issue additional trust preferred securities in the future. While this has been a reliable source of liquidity in the recent past there is no assurance that it will be available to Corus in the future.

Also, the parent company enters into loan participation agreements with the Bank for loans that exceed the Bank’s legal lending limit. As of March 31, 2005, the parent company had entered into $72.3 million of loan participations with the Bank. Balances outstanding under those participations totaled $7.5 million, with unfunded commitments of $64.8 million. In order to fund these commitments, should any funding be required, the parent company has a revolving $80 million line of credit (see Note 5 - “Other Borrowings”) and the ability to borrow against a portion of its common stock portfolio via a margin account agreement. It should be noted that “margining” the common stock portfolio would result in a loss of some of the dividend-received deduction associated with these stocks.

Additional sources of liquidity available to the parent company include dividends from its equity securities portfolio, interest and fees earned from loan participations, and cash that could be generated from sales of equity securities.

All of the parent company’s debt is variable-rate and, as such, management cannot say with certainty what interest payments on this debt will be in the future.

Subsidiary Bank
The Bank’s current principal use of cash is to fund commercial real estate loans, both new loans as well as drawdowns of existing unfunded loan commitments. At March 31, 2005, Corus had unfunded loan commitments of $3.5 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of those loan commitments will fund over the next 36 months. The liquidity to fund those commitments will come from normal paydowns on the existing loan portfolio, existing liquid assets, net retail deposit growth (to the extent such occurs), Bank earnings not paid to the parent company as a dividend, and then, if necessary, from issuance of additional brokered certificates of deposit (“BRCD”).

In addition to funding commercial real estate loans, the Bank must retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses. Recently, the Bank has experienced significant deposit growth, primarily from certificates of deposit (“CDs”) with maturities of one year or less. These new deposits, as a result of their short-term nature, present greater liquidity risk than do longer term CDs. Furthermore, due to the recent nature of this growth, the Bank has very little account retention information. While the deposit growth has been very strong, deposits could shrink in the future, perhaps materially, and the Bank must stand ready to fund those withdrawals. Towards that end, the Bank internally allocates a substantial pool of its investment securities (“liquidity”) against deposits. Liquidity is allocated against retail deposits in total rather than attempting to assign different liquidity levels by product type, maturity, or other factors.

As of March 31, 2005, BRCD totaled $470 million versus $587 million one year earlier. Due to the growth in retail deposits achieved over the last year, management has opted not to renew maturing BRCD. Corus’ ability to issue BRCD in the future could be limited if, among other reasons, the Bank were to experience credit problems or fail to maintain its well-capitalized status. To mitigate the liquidity risk of such an event, the Bank staggers BRCD maturities over many years.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of March 31, 2005 are presented below:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage (1)		Capital (2)		Capital (3)
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized		5.00%		6.00%		10.00%
Corus Bankshares, Inc.	$742,438	14.19%	$742,438	13.80%	$900,480	16.74%
Subsidiary Bank	$711,942	13.96%	$711,942	13.72%	$750,018	14.45%

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

Commercial Real Estate Risk

The following disclosure is not computed in accordance with generally accepted accounting principles (“GAAP”) and is considered a non-GAAP disclosure. Management believes that this presentation, while not in accordance with GAAP, provides useful insight into how management analyzes and quantifies risk and determines the appropriate level of capital.

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate (“CRE”) loans the Bank originates into a rigorous system to analyze and quantify risk. At its core, this system takes the form of management and loan officers estimating a loan's Probability of Default (“POD”) and its Loss Given Default (“LGD”) if a serious recession should occur. The POD is our estimate of how likely it is, given a serious recession, a loan would go into default while the LGD is our estimate, given such a default, of what percentage of the loan would have to be charged off. This point bears repeating - the POD and LGD estimates are not based on today's market conditions; they are instead arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession. Management believes that assessing the impact that a severe recession would have on the portfolio is the best method to truly stress the portfolio.

As a proxy for the potential cash flow and/or values of the underlying real estate, management uses, among other things, the severe declines in CRE property values experienced in California and New England during the late 1980's and early 1990's. The analysis assumes, based on information collected from various regulatory and industry sources, that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and typically assumes that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above. Additionally, while this system of analysis is based on a serious recession, it is certainly possible that the Company could experience meaningful nonperforming loans and charge-offs even in the absence of such a recession. While Corus has attempted to be conservative in its assessment of potential defaults and losses, it is conceivable that actual defaults and/or losses may be greater, perhaps materially, than estimated. Note that this analysis is not predicated upon when or how often serious recessions may occur, but rather upon the anticipation of such events.

Following is a table that summarizes the total size of our CRE loan portfolio, the weighted average POD and LGD percentages, and the resulting implied CRE loans that could default and losses that could occur. The increases in POD and LGD are largely a function of the increasing levels of mezzanine loans as a percentage of total loans.

(in millions)	March 31	December 31	March 31
	2005	2004	2004
CRE Loans & Unfunded Commitments
CRE loans outstanding	$2,864	$2,633	$2,230
Unfunded commitments	3,451	2,676	1,472
CRE loans & unfunded commitments	$6,315	$5,309	$3,702

Potential Defaults & Losses
CRE loans & unfunded commitments	$6,315	$5,309	$3,702
Probability of Default (POD) (1)	16%	15%	15%
Potential CRE loans that could default	979	818	555
Loss Given Default (LGD) (1)	17%	17%	16%
Potential losses that could occur	$169	$143	$89

Nonperforming Loans
Potential CRE loans that could default	$979	$818	$555
Potential losses that could occur	(169)	(143)	(89)
Potential remaining CRE nonperforming loans	$810	$675	$466

(1) The POD and LGD estimates are not based on today's market conditions, instead they are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession.

The internal loan rating system projects that as of March 31, 2005, the Bank could have $979 million of defaulted commercial real estate loans and $169 million of these loans would be charged off. This would clearly be a huge increase from Corus’ historical experience. With that said, it is essential to understand that the Bank underwrites loans with the potential for such a recession in mind. In fact, management assumes a serious recession will occur every ten years or so. Based on such a frequency, the projected $169 million of charge-offs would represent an annualized loss “expense” of $16.9 million, or 0.27% of Corus’ total loan commitments of $6.3 billion. This “economic” loss expense is factored in when analyzing the potential profitability of each loan the Bank underwrites. It is only after that economic loss expense has been subtracted that management begins to assess whether the loan presents an acceptable potential profit versus the perceived risks. While the Bank has yet to experience a large amount of nonperforming loans or charge-offs, our planning anticipates that it will occur and we have already factored this “cost” into the profitability of our loans.

Please note that while this internal loan rating system generates very precise numbers, and management has worked hard to arrive at inputs we believe reasonable, this precision is more a function of the mathematical nature of the model than a belief on our part that future results can be predicted with any such certainty. This model, like all models, requires numerous assumptions and, in this case, assumptions about how vulnerable each and every individual loan will be to a serious recession at some unknown point in the future. While the results reflect our best estimates, the actual level of nonperforming loans and charge-offs that may ultimately come to pass could be materially different from these projections.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “may,” “intends,” “expects,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts” “seeks,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus’ actual results to differ materially include, but are not limited to, the following:

•	the relative balance of variable-rate assets to variable-rate liabilities and the resulting impact that fluctuations in short-term interest rates could have on Corus net interest income and margin;
•	Corus’ ability to continue its strong loan originations and, in turn, its ability to increase commercial real estate loans outstanding;
•	the impact of competitors’ pricing initiatives on loan products;
•	the timing of drawdowns on unfunded loan commitments and paydowns of existing loans;
•	Corus’ ability to access and maintain cost-effective funding to fund marginal loan growth;
•	retention rates of existing depositor base;
•	changes in management's estimate of the adequacy of the allowance for loan losses;
•	Corus’ ability to limit losses associated with nonperforming loans;
•	the extent of defaults and losses given default, and the resulting lost interest income from such defaults; and
•	changes in the laws, regulations and policies governing financial services companies.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Corus’ operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus’ asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk. Corus uses an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model simulates earnings under a variety of interest rate scenarios to quantify the effect of potential movements in interest rates on projected net interest income. These simulations incorporate management’s assumptions regarding the future composition of the balance sheet which may include loan and deposit growth. Also factored into the modeling is the use of derivative financial instruments, which may include basis swaps, interest rate swaps, floors, and options.

Due to the recent rise in short-term interest rates, the majority of the Bank’s commercial real estate loan floors have moved “out-of-the-money” and Corus has returned to a net asset-sensitive position under all scenarios shown below. This asset-sensitivity stems from the fact that the vast majority of the Bank’s assets reprice based on short-term rates, while a meaningful portion of liabilities are either permanently fixed (noninterest-bearing deposits are fixed at zero percent) or do not price in lock-step with changes in short-term rates (administered-rate deposits). Additionally, shareholders’ equity is effectively fixed, for accounting purposes, at zero percent. As such, we expect that an increase in short-term rates will result in an increase of the Bank’s net interest margin and, conversely, a decrease in short-term rates will result in decrease in the Bank’s net interest margin.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-100 bp	-50 bp	0 bp	+50 bp	+100 bp	+200 bp	+300 bp

Percent change in the next 12 month’s
net interest income vs. constant rates
March 31, 2005	(2.1)%	(0.9)%	-	1.0%	2.0%	4.2%	6.1%
December 31, 2004	(0.7)%	(1.7)%	-	2.7%	5.6%	11.9%	18.4%

(1) These “shocks” represent hypothetical instantaneous and sustained changes from current rates.

Since December 31, 2004 the Bank’s projected asset-sensitivity has decreased. This change is due to management’s redeployment of roughly $600 million of federal funds sold into fixed-rate agency securities during the first quarter of 2005.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $203.3 million as of March 31, 2005, including net unrealized gains of $73.2 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any gains or losses that may be realized upon the sale of certain equity securities in the future or gains or losses resulting from mergers/acquisitions of any companies held in the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	-	$-	-	874,500
February 1-28, 2005	-	$-	-	874,500
March 1-31, 2005	-	$-	-	874,500
Total	-	$-	-	874,500

In 2004, Corus’ Board of Directors approved the current program to repurchase up to 1,000,000 common shares of Corus stock. The program expires in April 2009.

ITEM 6: EXHIBITS

(a)  Exhibits

3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2003.

3(ii)	Amended and Restated By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004.

10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 99.4 to the Form 8-K filing dated February 15, 2005. (1)(2)

10.2	The 1999 Stock Option Plan is incorporated herein by reference from the Form S-8 filing dated April 30, 1999. (1)

10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 15, 2005. (1)

10.4
Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 15, 2005. (1)

10.5
Form of Change of Control Agreement between the company and certain of its officers from time to time is incorporated herein by reference from Exhibit 99.3 to the Form 8-K filing dated February 15, 2005. (1)

10.6	Summary description of compensation for directors is incorporated herein by reference from Exhibit 99.5 to the Form 8-K filing dated February 15, 2005. (1)

15	Letter re unaudited interim financial information (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification (3)

32	Section 1350 Certifications (3)

99	Report of Independent Registered Public Accounting Firm (3)

(1) Management contract or compensatory plan or arrangement
(2) Confidential treatment requested for portions of this document
(3) Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)

Date: May 9, 2005	By:	/s/ Michael E. Dulberg
Michael E. Dulberg Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and duly authorized Officer of Registrant)