Form 10-Q
period 2005-06-30
CORUS BANKSHARES INC
filed 2005-08-04
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-6136
CORUS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0823592
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois	60613-2431
(Address of principal executive offices)	(Zip Code)
(773) 832-3088
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☑ No ☐
As of July 31, 2005, the Registrant had 27,873,898 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)		(Unaudited)
(dollars in thousands)	June 30	December 31	June 30
	2005	2004	2004
Assets
Cash and due from banks – non-interest bearing	$104,104	$55,806	$66,037
Federal funds sold	117,900	1,473,500	1,262,000

Cash and Cash Equivalents	222,004	1,529,306	1,328,037
Securities:
Available-for-sale, at fair value
Common stocks (cost $128,890, $128,620 and $118,931)	206,904	219,099	208,081
Other securities (amortized cost $2,462,988, $447,182 and $45,327)	2,461,462	447,526	45,589
Held-to-maturity, at amortized cost (fair value $12,471, $12,353 and $11,155)	12,469	12,344	11,133

Total Securities	2,680,835	678,969	264,803
Loans, net of unearned income	3,573,621	2,793,828	2,229,448
Less: Allowance for loan losses	33,418	32,882	36,996

Net Loans	3,540,203	2,760,946	2,192,452
Premises and equipment, net	25,810	25,399	26,011
Accrued interest receivable and other assets	30,846	18,644	20,658
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$6,504,221	$5,017,787	$3,836,484

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$276,561	$235,700	$239,995
Interest-bearing	5,219,359	3,864,452	2,740,726

Total Deposits	5,495,920	4,100,152	2,980,721
Long-term debt – subordinated debentures	306,706	255,158	203,611
Other borrowings	662	6,931	33,956
Accrued interest payable and other liabilities	68,138	55,955	57,018

Total Liabilities	5,871,426	4,418,196	3,275,306
Shareholders’ Equity
Common stock (par value $0.05 per share, 50,000,000 shares authorized: 27,827,318, 27,795,648 and 27,853,848 shares outstanding, respectively)	1,391	1,390	1,393
Surplus	22,260	21,243	17,300
Equity – options outstanding	7,402	6,737	6,193
Retained earnings	552,679	512,844	478,175
Accumulated other comprehensive income	49,063	57,377	58,117

Total Shareholders’ Equity	632,795	599,591	561,178

Total Liabilities and Shareholders’ Equity	$6,504,221	$5,017,787	$3,836,484

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share data)	2005	2004	2005	2004
Interest, Loan Fees, and Dividend Income Loans:
Taxable	$76,648	$44,347	$143,739	$90,197
Tax-advantaged	34	28	67	59
Federal funds sold	8,083	2,606	16,131	4,091
Securities:
Taxable	12,187	1,126	17,875	3,056
Dividends	1,648	1,561	3,289	3,135
Tax-advantaged	13	10	37	26
Trading account	—	650	—	496

Total Interest, Loan Fees, and Dividend Income	98,613	50,328	181,138	101,060

Interest Expense
Deposits	36,667	12,413	64,026	24,256
Long-term debt – subordinated debentures	4,127	1,979	7,602	3,836
Other borrowings	82	293	224	544

Total Interest Expense	40,876	14,685	71,852	28,636

Net Interest Income	57,737	35,643	109,286	72,424
Provision for Loan Losses	—	—	—	—

Net Interest Income After Provision for Loan Losses	57,737	35,643	109,286	72,424

Noninterest Income
Service charges on deposit accounts	2,863	2,920	5,837	5,852
Securities gains/(losses), net	151	12,636	2,823	13,890
Other income	1,982	578	2,550	1,129

Total Noninterest Income	4,996	16,134	11,210	20,871

Noninterest Expense
Salaries and employee benefits	10,425	9,666	20,697	19,293
Net occupancy	964	930	1,969	1,923
Data processing	427	970	804	1,700
Depreciation – furniture & equipment	360	393	643	711
Other expenses	2,811	2,355	5,301	4,923

Total Noninterest Expense	14,987	14,314	29,414	28,550

Income Before Income Taxes	47,746	37,463	91,082	64,745
Income Tax Expense	16,561	12,887	31,777	22,234

Net Income	$31,185	$24,576	$59,305	$42,511

Net income per share:
Basic	$1.12	$0.88	$2.13	$1.52
Diluted	$1.08	$0.85	$2.05	$1.47

Cash dividends declared per common share	$0.350	$0.313	$0.700	$0.625

Average common shares outstanding:
Basic	27,814	27,876	27,810	27,943
Diluted	28,894	28,772	28,876	28,831
See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

					Accumulated
			Equity –		Other
(in thousands, except common share data)	Common		Options	Retained	Comprehensive
	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2004	$1,390	$21,243	$6,737	$512,844	$57,377	$599,591

Net income	—	—	—	59,305	—	59,305
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	(8,314)	(8,314)

Comprehensive income						50,991

Stock options vested	—	—	864	—	—	864

Shares issued under stock option plan, 31,670 common shares	1	1,053	(189)	—	—	865

Stock option settlements	—	(36)	(10)	—	—	(46)

Cash dividends declared on common stock, $0.700 per common share	—	—	—	(19,470)	—	(19,470)

Balance at June 30, 2005	$1,391	$22,260	$7,402	$552,679	$49,063	$632,795

See accompanying notes.
SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

					Accumulated
			Equity –		Other
(in thousands, except common share data)	Common		Options	Retained	Comprehensive
	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2003	$1,402	$16,942	$5,670	$460,458	$61,708	$546,180

Net income	—	—	—	42,511	—	42,511
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities					(3,591)	(3,591)

Comprehensive income	—	—	—	—		38,920

Stock options vested	—	—	716	—	—	716

Retirement of 193,500 common shares	(10)	(55)	—	(7,371)	—	(7,436)

Shares issued under stock option plan, 10,460 common shares	1	322	(74)	—	—	249

Stock option settlements	—	(49)	(35)	—	—	(84)

Stock option expirations	—	38	(58)	—	—	(20)

Cash dividends declared on common stock, $0.625 per common share	—	—	—	(17,423)	—	(17,423)

Other	—	102	(26)	—	—	76

Balance at June 30, 2004	$1,393	$17,300	$6,193	$478,175	$58,117	$561,178

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$59,305	$42,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,019	1,092
(Accretion) amortization of investment and loan (discounts) premiums, net	(5,589)	1,061
Deferred income tax (benefit) expense	(498)	115
Securities gains, net	(2,823)	(13,890)
Trading activity, net	—	2,254
Deferred compensation expense	2,764	2,585
Stock option expense	864	716
Gain on sale of premises and equipment	(1,421)	—
(Increase) decrease in accrued interest receivable and other assets	(12,202)	5,430
Increase in accrued interest payable and other liabilities	14,911	11,541

Net cash provided by operating activities	56,330	53,415

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of held-to-maturity securities	626	624
Purchases of held-to-maturity securities	(751)	—
Proceeds from maturities of available-for-sale securities	243,031	195,953
Proceeds from sales of available-for-sale securities	429,109	123
Purchases of available-for-sale securities	(2,678,371)	(13,370)
Proceeds from sales of non-hedge derivatives	—	7,800
Net (increase) decrease in loans	(779,914)	203,853
Recoveries of previously charged-off loans	752	976
Purchases of premises and equipment, net	(2,077)	(790)
Proceeds from sale of premises and equipment	2,068	—

Net cash (used in) provided by investing activities	(2,785,527)	395,169

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in deposit accounts	1,395,768	134,319
Net proceeds from issuance of long-term debt – subordinated debentures	50,000	25,000
Decrease in other borrowings, net	(6,269)	(2,447)
Stock option exercises/settlements	819	221
Retirements of common shares	—	(7,436)
Cash dividends paid on common shares	(18,423)	(15,728)

Net cash provided by financing activities	1,421,895	133,929

Net (decrease) increase in cash and cash equivalents	(1,307,302)	582,513
Cash and cash equivalents at January 1	1,529,306	745,524

Cash and cash equivalents at June 30	$222,004	$1,328,037

See accompanying notes.

1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly owned subsidiary, Corus Bank, N.A. (the “Bank”). The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ consolidated financial statements for the three years ended December 31, 2004 included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim period may not be indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current presentation.

2.	Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report certain financial information about operating segments. Corus is currently managed as one unit and does not have separate operating segments. The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

3.	Derivatives

Special accounting for qualifying hedges (“hedge accounting”) allows a derivative’s gains and losses to be either offset by the change in fair value of the hedged item or deferred through recognition in a component of other comprehensive income. Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly to income.

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

Corus may also purchase and sell interest rate derivatives in anticipation of trading gains. The impact of market adjustments, as well as any gains or losses upon the sale of these swaps held for trading, is recorded directly into income.

The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:
Derivative Gain/(Loss)

		Three Months Ended		Six Months Ended
	Income Statement	June 30		June 30
(in thousands)	Classification	2005	2004	2005	2004

Fair value hedge (fixed-to-floating swaps):
Loan hedge	Interest Income	$3	$18	$44	$22
Brokered CD hedge(1)	Interest Expense	—	—	—	—

Total fair value hedge		3	18	44	22

Non-hedge:
Fixed-to-floating swaps — trading	Noninterest Income	—	1,863	—	1,604
Fixed-to-floating swaps — loans	Noninterest Income	5	18	18	26
Basis swaps	Noninterest Income	—	23	—	1,446

Total Non-hedge		5	1,904	18	3,076

Total Derivative Gain/(Loss)		$8	$1,922	$62	$3,098

Notional amounts of derivatives

(in thousands)	June 30, 2005	June 30, 2004

Fair value hedge (fixed-to-floating swaps):
Loan hedge	$3,460	$5,567
Brokered CD hedge(1)	397,003	427,503

Non-hedge:
Fixed-to-floating swaps — trading	—	—
Fixed-to-floating swaps — loans	858	921
Basis swaps	—	—

(1)	These swaps qualify for the “shortcut method,” as defined by SFAS No. 133. Corus does not anticipate any income statement impact from the associated mark-to-market adjustments.
4.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $306.7 million as of June 30, 2005. The scheduled maturities of the instruments are $177.8 million in 2033, $77.3 million in 2034, and $51.6 million in 2035. Interest and fees included in interest expense totaled $4.1 million and $7.6 million for the three and six months ended June 30, 2005, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2004, respectively. Interest rates range from LIBOR plus 1.56% to LIBOR plus 3.10%, resetting quarterly. Combined issuance fees totaled $1.6 million and are being amortized over the 30-year lives of the instruments. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. Absent the exercise of this option, Corus has no financial covenants related to this debt.

5.	Other Borrowings

Corus has a revolving line of credit for up to $80 million at an interest rate of LIBOR plus 140 basis points. A fee at an annual rate of 25 basis points of the average unused commitment is due quarterly. The line of credit matures on March 31, 2008. As of June 30, 2005, Corus had no outstanding balance under this line of credit.

Loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of June 30, 2005. The debt is secured by 100% of the common stock of the Bank.

6.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per-share data)	June 30		June 30
	2005	2004	2005	2004
Denominator for basic earnings per share:
Average common shares outstanding	27,814	27,876	27,810	27,943
Dilutive common stock options	1,080	896	1,066	888

Denominator for diluted earnings per share	28,894	28,772	28,876	28,831

Numerator: Net income attributable to common shares	$31,185	$24,576	$59,305	$42,511

Net income per share:
Basic	$1.12	$0.88	$2.13	$1.52
Diluted	1.08	0.85	2.05	1.47
7.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made for the three months ended June 30, 2005 and 2004, and Corus expects to make no contributions to the plan in 2005.

Net periodic benefit cost was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2005	2004	2005	2004
Service cost	$252	$196	$504	$394
Interest cost	379	347	759	693
Expected gain on plan assets	(429)	(612)	(858)	(1,224)
Net amortization and deferral	28	222	56	444

Net Periodic Benefit Cost/(Income)	$230	$153	$461	$307

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
OPERATING RESULTS
For the three months ended June 30, 2005, net income was $31.2 million, or $1.08 per share on a diluted basis, compared to net income of $24.6 million, or $0.85 per share on a diluted basis, in the same period of 2004. For the six months ended June 30, 2005, net income was $59.3 million, or $2.05 per share on a diluted basis, versus $42.5 million, or $1.47 per share on a diluted basis, in 2004.
Earnings for the second quarter of 2005 represented annualized returns of 20.4% on equity and 2.1% on assets compared to 17.8% and 2.6% for the same period in 2004. Earnings for the first six months of 2005 represented annualized returns of 19.6% on equity and 2.1% on assets compared to 15.4% and 2.3% for the same period in 2004.
Net Interest Income and Net Interest Margin
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.
For the three and six months ended June 30, 2005, Corus’ net interest income increased to $57.7 million and $109.3 million, respectively, compared to $35.6 million and $72.4 million for the same periods in 2004. These tremendous increases were primarily driven by substantial growth in loans outstanding. Average loans outstanding for the three months ended June 30, 2005 were $3.2 billion, up nearly $900 million, or 39%, from the same period in 2004. For the six months ended June 30, 2005, loans averaged over $3.0 billion, up over $600 million, or 27%, from the same period in 2004.
Loan yields also increased significantly, climbing from 7.78% for the three months ended June 30, 2004 to 9.70% for the three months ended June 30, 2005, an increase of 1.92%. Loan yields for the six months timeframe increased by a similar percentage. As most of the Bank’s loans are floating rate and tied to short-term interest rates (typically 3-month LIBOR), with short-term interest rates climbing by around 1.90% for both the three- and six-month periods ending June 30, 2005, an increase in yields would be expected. In addition, growth in the loan portfolio should result in increased loan fees (assuming future loans have similar point/fee attributes to current loans). Loan fees increased in the three- and six-month periods ended June 30, 2005 to $19.5 million and $37.4 million, respectively, from $10.3 million and $19.2 million, respectively, in the same periods of 2004. Increases in fees were due to both the increases in accretion resulting from the significant level of loan originations and the “catch-up” effect of recognizing unamortized fees when loans pay off early (as loan fees are generally amortized straight-line over the contractual life of the loan).
While both loans outstanding and loan yields increased, contributing to significant increases in interest income, net interest income and the resulting NIM were also impacted by the overall mix of earning assets and interest-bearing liabilities. As incremental funding was received, more than half of the funds were invested in securities. These securities carry a much lower yield than loans. As a result, the increase in the average earning asset yield ended up being quite similar to the increase in the average interest-bearing liability yield for both the three and six months ended June 30, 2005 compared to June 30, 2004. In turn, the NIM remained relatively flat across these periods with an increase of 8 basis points and a decrease of 6 basis points, respectively, for the three and six months ended June 30, 2005, compared to the prior year.
See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended June 30
	2005			2004
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands)	Balance	and Fees	Cost	Balance	and Fees	Cost

Assets
Earning Assets:
Liquidity management assets (1)	$2,569,538	$20,288	3.16%	$1,280,628	$4,397	1.37%
Common stocks (2)	204,136	2,269	4.45%	198,487	2,149	4.33%
Loans, net of unearned income (3)	3,161,839	76,700	9.70%	2,282,573	44,391	7.78%

Total earning assets	5,935,513	99,257	6.69%	3,761,688	50,937	5.42%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	97,101			74,736
Allowance for loan losses	(33,242)			(36,849)
Premises and equipment, net	25,902			26,259
Other assets, including goodwill	29,615			21,855

Total assets	$6,054,889			$3,847,689

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$2,371,295	$19,823	3.34%	$492,655	$2,602	2.11%
Money market deposits	1,511,105	11,328	3.00%	1,241,403	5,561	1.79%
Brokered certificates of deposit	451,525	4,134	3.66%	560,464	3,366	2.40%
NOW deposits	310,457	1,185	1.53%	248,330	674	1.09%
Savings deposits	159,696	197	0.49%	169,980	210	0.50%

Total interest-bearing deposits	4,804,078	36,667	3.05%	2,712,832	12,413	1.83%
Long-term debt – subordinated debentures	283,198	4,127	5.83%	190,016	1,979	4.17%
Other borrowings	3,149	82	NM	78,379	293	NM

Total interest-bearing liabilities	5,090,425	40,876	3.21%	2,981,227	14,685	1.97%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	281,227			257,906
Other liabilities	72,417			55,621
Shareholders’ equity	610,820			552,935

Total liabilities and shareholders’ equity	$6,054,889			$3,847,689

Interest income and loan fees/average earning assets	$5,935,513	$99,257	6.69%	$3,761,688	$50,937	5.42%
Interest expense/average interest-bearing liabilities	$5,090,425	40,876	3.21%	$2,981,227	14,685	1.97%

Net interest spread		$58,381	3.48%		$36,252	3.45%

Net interest margin			3.93%			3.85%

NM – Not Meaningful

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Liquidity management assets include federal funds sold and securities other than common stocks. Interest income on securities includes a tax equivalent adjustment of $5,000 and $6,000 for 2005 and 2004, respectively.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $621,000 and $588,000 for 2005 and 2004, respectively.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment of $18,000 and $15,000 for 2005 and 2004, respectively. Includes net interest income derived from interest rate swap contracts.

Average Balance Sheets and Net Interest Margin

	Six Months Ended June 30
	2005			2004
	Average	Interest	Yield/	Average	Interest	Yield/
(in thousands)	Balance	and Fees	Cost	Balance	and Fees	Cost

Assets
Earning Assets:
Liquidity management assets (1)	$2,326,517	$34,058	2.93%	$1,070,594	$7,684	1.44%
Common stocks(2)	209,546	4,529	4.32%	196,926	4,316	4.38%
Loans, net of unearned income (3)	3,030,147	143,843	9.49%	2,385,203	90,287	7.57%

Total earning assets	5,566,210	182,430	6.55%	3,652,723	102,287	5.60%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	104,831			85,361
Allowance for loan losses	(33,119)			(36,737)
Premises and equipment, net	25,731			26,275
Other assets, including goodwill	26,876			25,449

Total assets	$5,690,529			$3,753,071

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$1,975,508	$31,190	3.16%	$456,181	$4,831	2.12%
Money market deposits	1,555,899	22,021	2.83%	1,217,342	10,624	1.75%
Brokered certificates of deposit	468,610	8,132	3.47%	575,949	7,119	2.47%
NOW deposits	301,589	2,289	1.52%	240,712	1,265	1.05%
Savings deposits	160,735	394	0.49%	168,578	417	0.49%

Total interest-bearing deposits	4,462,341	64,026	2.87%	2,658,762	24,256	1.82%
Long-term debt – subordinated debentures	271,676	7,602	5.60%	183,926	3,836	4.17%
Other borrowings	6,694	224	NM	57,129	544	NM

Total interest-bearing liabilities	4,740,711	71,852	3.03%	2,899,817	28,636	1.98%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	274,480			248,493
Other liabilities	68,736			53,940
Shareholders’ equity	606,602			550,821

Total liabilities and shareholders’ equity	$5,690,529			$3,753,071

Interest income and loan fees/average earning assets	$5,566,210	$182,430	6.55%	$3,652,723	$102,287	5.60%
Interest expense/average interest-bearing liabilities	$4,740,711	71,852	3.03%	$2,899,817	28,636	1.98%

Net interest spread		$110,578	3.52%		$73,651	3.62%

Net interest margin			3.97%			4.03%

NM – Not Meaningful

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $15,000 and $14,000 for 2005 and 2004, respectively.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $1.2 million for both 2005 and 2004.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment of $36,000 and $31,000 for 2005 and 2004, respectively. Includes net interest income derived from interest rate swap contracts.

Noninterest Income
For the three and six months ended June 30, 2005, noninterest income decreased by $11.1 million and $9.7 million, respectively, compared to the prior year. The decreases resulted mainly from lower securities gains, as described below. Partially offsetting the lower securities gains in 2005 was a second quarter $1.4 million gain, included in other income, on the sale of certain property owned by Corus. Corus had previously been leasing the property to a third party.
Securities Gains/(Losses), net
Securities gains for the three- and six-month periods ended June 30, 2005 declined compared to the same periods of 2004. The following details the net securities gains/(losses) by source:

	Three Months Ended		Six Months Ended
(in thousands)	June 30		June 30
	2005	2004	2005	2004

Gains on common stocks	$65	$10,070	$2,724	$10,151
Trading account gains/(losses), net	—	2,512	—	2,254
Mark-to-market adjustments on non-hedge derivatives	5	41	18	1,472
Sales of securities at subsidiary bank	81	13	81	13

Total securities gains/(losses), net	$151	$12,636	$2,823	$13,890

Gains on common stocks
Gains on common stocks relate to Corus’ common stock portfolio of various financial industry companies. Gains or losses are recognized when either the investment is sold or when the company is acquired, for cash or stock, by another company. For the six months ended June 30, 2005, $1.9 million in gains were recognized due to sales and cash acquisitions while $0.8 million in gains were the result of stock-for-stock transactions. In the second quarter of 2004, Corus realized a gain of $10.1 million as a result of stock-for-stock transactions. Note that gains from stock-for-stock transactions have no cash flow impact. Furthermore, no tax is payable on the gain until the underlying securities are sold.
Additionally, Corus expects to report a third quarter 2005 gain of approximately $3.3 million from Capital One Financial’s (COF) announced plans to acquire Hibernia Corp. (HIB).
Trading account gains/(losses), net
From time to time, the Bank may enter into security transactions in anticipation of taking gains on short-term price movements. Such securities are classified on the books as trading securities. Eligible trading securities include Treasury securities, agency securities, and interest rate derivatives. All open trading positions are monitored closely by senior management and “loss limits” are in place to reduce potential losses.
Securities purchased for trading purposes are, at the time of purchase, clearly indicated as Trading Account securities on the Bank’s books. Taking any action that would require the reclassification of any security to another classification after it has been initially designated as trading, available-for-sale, or held-to-maturity, is against the Bank’s policy and requires approval by the Bank’s Board of Directors.
Trading securities are marked to market on an ongoing basis with the resulting gain or loss included in income. Thus far in 2005, Corus has not recorded any gains or losses from trading transactions. For the six months ended June 30, 2004, Corus recorded net trading gains of $2.3 million.
Mark-to-market adjustments on non-hedge derivatives
For the six months ended June 30, 2004, the Bank recorded gains of $1.5 million from mark-to-market adjustments on non-hedge derivatives. These adjustments resulted primarily from basis swaps held by Corus, which were sold in April 2004. Mark-to-market adjustments associated with the remaining non-hedge derivatives have been, and are expected to remain, immaterial.

Noninterest Expense
For the three and six months ended June 30, 2005, noninterest expense increased slightly compared to the prior year. Salaries and benefits increased moderately due primarily to higher staffing levels and increases in commercial loan officer commission accruals. Partially offsetting these increases was a decline in data processing expense of $543,000 and $896,000, respectively, for the quarter and year-to-date periods, attributable to savings related to a new core data processing system installed at the end of the second quarter of 2004. Data processing costs for the remainder of 2005 are estimated to be approximately $400,000 per quarter.
FINANCIAL CONDITION
Earning Assets
The following table details the composition of Corus’ earning assets:

(in thousands)	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent

Federal funds sold	$117,900	2%	$1,473,500	30%	$1,262,000	34%
Common stocks	206,904	3	219,099	4	208,081	6
Securities other than common stocks	2,473,931	39	459,870	9	56,722	2
Loans, net of unearned income	3,573,621	56	2,793,828	57	2,229,448	58

Total	$6,372,356	100%	$4,946,297	100%	$3,756,251	100%

Common Stocks
At June 30, 2005, Corus held investments in the common stocks of 24 financial industry companies valued at $206.9 million, including net unrealized gains of $78 million. These investments are included in the available-for-sale classification. The following is a list of Corus’ holdings as of June 30, 2005:

	Ticker		Market	Percentage of
Corporation	Symbol	Shares Held	Value	Portfolio

(dollars in thousands)
Amcore Financial Inc.	AMFI	142,500	$4,258	2.1%
Amsouth Bancorporation	ASO	466,015	12,116	5.9
Associated Banc Corp.	ASBC	121,179	4,069	2.0
BB&T Corp.	BBT	33,736	1,348	0.7
Bank of America Corp.	BAC	670,594	30,586	14.8
Bank of NY Co.	BK	100,000	2,878	1.4
Citigroup Inc.	C	225,000	10,402	5.0
City National Corp.	CYN	84,000	6,024	2.9
Comerica Inc.	CMA	339,300	19,612	9.5
Commerce Bancshares Inc.	CBSH	29,915	1,508	0.7
Compass Bancshares Inc.	CBSS	108,750	4,894	2.4
Fremont General Corp.	FMT	820,000	19,951	9.6
Hibernia Corp.	HIB	154,200	5,116	2.5
JP Morgan Chase & Co.	JPM	500,864	17,690	8.4
MAF Bancorp Inc.	MAFB	281,550	12,002	5.8
Mercantile Bankshares Corp.	MRBK	58,500	3,015	1.5
Merrill Lynch & Co. Inc.	MER	132,000	7,261	3.5
Morgan Stanley Dean Witter & Co.	MWD	82,000	4,303	2.1
National City Corp.	NCC	74,520	2,543	1.2
Provident Bancshares Corp.	PBKS	43,757	1,396	0.7
Regions Financial Corp.	RF	143,554	4,864	2.3
SunTrust Banks Inc.	STI	48,000	3,467	1.7
US Bancorp	USB	268,870	7,851	3.8
Wachovia Corp.	WB	398,191	19,750	9.5

Total			$206,904	100.0%

During the three and six months ended June 30, 2005, Corus received dividends on the stock portfolio of $1.6 million and $3.3 million, respectively, compared to $1.6 million and $3.1 million during the same periods of 2004. See noninterest income section for discussion of realized and unrealized gains and losses.

Securities Other Than Common Stocks
Corus’ current asset/liability management philosophy is that all current security purchases, other than those required for regulatory purposes, are classified as available-for-sale or trading. This is due to management’s belief that virtually all securities should be available to be sold in conjunction with Corus’ liquidity and asset/liability management strategies.
At June 30, 2005, available-for-sale securities other than common stocks increased to $2.5 billion due mainly to Corus’ increased investment in short-term U.S. agency securities. As of June 30, 2005, 90% of the carrying value of the available-for-sale portfolio with stated maturities was scheduled to mature within twelve months and 99% within 18 months.
Loan Portfolio
The following table details the composition of Corus’ outstanding loans:

(in thousands)	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate:
Senior non-construction	$1,713,045	48%	$1,419,670	51%	$909,597	41%
Senior construction	1,584,613	44	1,101,973	39	1,141,432	51
Mezzanine	131,980	4	111,278	4	44,515	2

Total commercial real estate	3,429,638	96%	2,632,921	94%	2,095,544	94%
Commercial	98,734	3	109,582	4	74,521	3
Residential real estate and other	45,249	1	51,325	2	59,383	3

Total Loans	$3,573,621	100%	$2,793,828	100%	$2,229,448	100%

Commercial Real Estate Lending
Commercial real estate loans are comprised of senior non-construction, senior construction, and mezzanine loans. Senior non-construction loans typically have stated maturities of 1 to 3 years. The majority of these non-construction loans are to borrowers in the business of converting apartments to condominiums with less extensive renovation efforts (those with greater renovations required are included in construction, as discussed below). These loans are typically fully funded at the outset and paid down as the condominiums are sold. The remaining senior non-construction loans are typically amortizing loans collateralized by income-producing properties such as hotels, office buildings or apartment projects.
Senior construction loans generally have slightly longer stated maturities, typically ranging from 2 to 4 years. The loans are funded throughout the term as construction progresses. These loans consist of both new construction projects and condominium conversion projects where extensive renovation is planned.
Corus’ Mezzanine loans are essentially second mortgage loans on commercial real estate projects and are all subordinate to a Corus first mortgage loan (as opposed to a third party’s). Interest rates charged for mezzanine loans are considerably higher than those charged for typical first mortgage loans, but the loans also carry additional risk.
At June 30, 2005, funded commercial real estate loans totaled $3.4 billion, an increase of $1.3 billion, or 64%, compared to the prior year. This, however, only reflects actual balances outstanding, which excludes commitments. The total commercial real estate loan portfolio, including balances outstanding and unfunded loan commitments, totaled $7.6 billion at June 30, 2005.

Commercial Real Estate Loan Portfolio

(in thousands)	June 30, 2005		December 31, 2004		June 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent

Funded commercial real estate loans, net	$3,429,638	45%	$2,632,921	50%	$2,095,544	52%
Commitments:
Loans — unfunded portion	3,393,374	44	2,575,519	48	1,387,141	34
Commitment Letters (1)	811,116	11	88,000	2	544,840	13
Letters of Credit	5,889	—	12,937	—	30,170	1

Total Portfolio	$7,640,017	100%	$5,309,377	100%	$4,057,695	100%

(1)	Commitment letters are pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table in this report, included in the amounts labeled as Commitments Accepted and Commitments Offered .
Corus’ commitments are primarily comprised of unfunded portions of commercial real estate senior construction loans. While committed amounts are useful for period-to-period comparisons, caution should be used in attempting to use commitments as a basis for predicting future outstanding balances.
Commercial Real Estate Loans – Originations
Corus originated 53 loans with commitments aggregating $2.9 billion in the first six months of 2005, which more than doubled the commitment amount of $1.2 billion from the 30 loans originated in the first six months of 2004. An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded). The non-construction loans are largely funded at the time of closing. In contrast, construction loan funds are often not drawn by the borrower at the closing but rather over an extended period of time as the project is built. Attempting to use loan originations to forecast loan growth is not advisable due to the complicated interplay between funding of new originations and the paydowns and payoffs on loans originated in previous periods.
Commercial Real Estate Loans – Paydowns
Total loan paydowns and payoffs (collectively referred to as “paydowns”) were $1.1 billion in both the six-month periods ended June 30, 2005 and 2004. The timing of loan paydowns is inherently difficult to predict. With that said, Corus expects that over the longer term, paydowns will generally trend higher as the loan portfolio increases in size.

The following tables break out the commercial real estate loan portfolio by size, property type, and location:

Commercial Real Estate Loan Portfolio — By Size

(dollars in millions)	As of June 30, 2005
	# of	Total Commitment(1)		Funded Balance
	Loans	Amount	%	Amount	%

$100 million and above	13	$1,519	20%	$319	9%
$80 million to $100 million	15	1,277	17	505	15
$60 million to $80 million	17	1,196	16	462	13
$40 million to $60 million	37	1,825	24	934	27
$20 million to $40 million	41	1,175	15	742	22
$1 million to $20 million	74	668	9	489	14
Less than $1 million	NM	23	—	22	1
Deferred fees/other discounts	N/A	(43)	(1)	(43)	(1)

Total	197	$7,640	100%	$3,430	100%

Commercial Real Estate Loan Portfolio — By Property Type

(dollars in millions)	As of June 30, 2005
	# of	Total Commitment(1)		Funded Balance
	Loans	Amount	%	Amount	%

Condominium	138	$6,662	87%	$2,735	80%
Hotel	22	417	6	338	10
Office	10	260	3	125	3
Rental apartment	8	185	3	136	4
Other	19	136	2	117	3
Loans less than $1 million	NM	23	—	22	1
Deferred fees/other discounts	N/A	(43)	(1)	(43)	(1)

Total	197	$7,640	100%	$3,430	100%

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

Commercial Real Estate Loan Portfolio — By Major Metropolitan Area

(dollars in millions)	As of June 30, 2005
	# of	Total Commitment(1)		Funded Balance
	Loans	Amount	%	Amount	%

Florida:
Miami/South East Florida	16	$883	12%	$403	12%
Other Florida	17	907	12	458	13

Florida Total	33	1,790	24	861	25

California:
Los Angeles	19	633	8	188	6
San Diego	14	544	7	198	6
San Francisco	4	144	2	50	1
Sacramento	1	45	1	40	1

California Total	38	1,366	18	476	14

Washington, D.C.(2)	28	1,237	16	598	17

New York City	27	1,064	14	429	13

Las Vegas	12	834	11	310	9

Chicago	24	412	5	278	8

Atlanta	8	330	5	61	2

Texas:
Houston	7	188	2	181	5
Dallas	2	10	—	6	—

Texas Total	9	198	2	187	5

Other (3)	18	429	6	251	7
Loans less than $1 million	NM	23	—	22	1
Deferred fees/other discounts	N/A	(43)	(1)	(43)	(1)

Total	197	$7,640	100%	$3,430	100%

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)	Includes northern Virginia and Maryland loans.

(3)	No other metropolitan area exceeds three percent of the total.

Commercial Real Estate Loans Pending
Finally, the following table presents a comparison of Corus’ loans pending listed in descending order with respect to stage of completion. In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Discussion Pending is in its earliest stages.

Commercial Real Estate Loans Pending

(dollars in millions)	June 30, 2005		December 31, 2004		June 30, 2004
	# of		# of		# of
	Loans	Amount	Loans	Amount	Loans	Amount
Commitment Accepted (1)	6	$519	2	$53	2	$67
Commitment Offered (1)	8	304	1	35	9	478
Application Received	18	945	14	794	15	643
Application Sent Out	14	1,048	18	1,175	8	403
Term Sheet Issued	37	2,684	45	2,626	35	2,286
Discussion Pending	—	—	—	—	2	73

Total	83	$5,500	80	$4,683	71	$3,950

(1)	These amounts are also included in the Commitment Letters category in the Commercial Real Estate Loan Portfolio table in this report.
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
Nonperforming Assets
Nonperforming assets were as follows:

(in thousands)	June 30	December	June 30
	2005	2004	2004
Nonperforming loans:
Nonaccrual	$6,812	$76	$7,090
Troubled debt restructurings	22,399	23,479	8,496
Loans 90 days or more past due	5,377	5,675	2,367

Total nonperforming loans	34,588	29,230	17,953
Other real estate owned	—	44	130

Total nonperforming assets	$34,588	$29,274	$18,083

Nonperforming loans/Total loans	0.97%	1.05%	0.81%
Nonperforming assets/Total assets	0.53%	0.58%	0.47%
Total nonperforming assets increased by $5.3 million from December 31, 2004. The increase relates to a $6.7 million mezzanine loan which was recently placed on nonaccrual. The loan is collateralized by a condominium construction project for which Corus also has a $22.2 million senior construction loan ($19.7 million funded, $2.5 million unfunded). While the project has experienced certain difficulties, including the cancellation of a lease for a major retail tenant and cost overruns, Corus believes there is adequate collateral to repay the loans and no losses are expected.
Total nonperforming assets include $22.4 million in Troubled Debt Restructurings (“TDRs”). A TDR is a loan that was restructured in such a way as to provide the borrower with some form of concession relative to market absent a concession from the borrower that is deemed to be approximately proportionate to the lender’s concession. Typically, the lender’s concession is in the form of a lower interest rate, an extended term, or forgiven principal or interest. A borrower’s concession often comes in the form of loan paydowns, and/or additional collateral or guarantees.
A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan. However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve, albeit at somewhat less favorable terms to the lender. The $22.4 million TDR balance represents two hotel loans. These loans are current in terms of required payments and no losses are expected.
Allowance for Credit Losses
The allowance for credit losses is comprised of the allowance for loan losses and a separate liability for credit commitments. The allowance for loan losses is a reserve against loan amounts which are actually funded and outstanding, while the liability for credit commitments relates to those amounts that Corus is committed to lend but for which funds have not yet been disbursed.
Management believes that the level of the allowance for credit losses was adequate at June 30, 2005. A reconciliation of the activity in the allowance for credit losses and the components thereof is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$38,076	$36,767	$37,882	$36,448
Provision for loan losses	—	—	—	—
Charge-offs	(88)	(193)	(216)	(428)
Recoveries	430	422	752	976

Balance at June 30	$38,418	$36,996	$38,418	$36,996

Components:
Allowance for loan losses	$33,418	$36,996	$33,418	$36,996
Liability for credit commitments	5,000	—	5,000	—

Total Allowance for Credit Losses	$38,418	$36,996	$38,418	$36,996

Loans at June 30	$3,573,621	$2,229,448	$3,573,621	$2,229,448

Allowance for loan losses as a percentage of loans	0.94%	1.66%	0.94%	1.66%

Deposits
The following table details the composition of deposit products by type:

(in thousands)	June 30		December 31		June 30
	2005		2004		2004

Retail certificates of deposit	$2,851,103	52%	$1,244,448	30%	$541,570	18%
Money market	1,483,891	27	1,661,395	41	1,239,645	42
Brokered certificates of deposit	425,068	8	507,919	12	537,644	18
NOW	300,708	5	288,158	7	252,420	8
Demand	276,561	5	235,700	6	239,995	8
Savings	158,589	3	162,532	4	169,447	6

Total	$5,495,920	100%	$4,100,152	100%	$2,980,721	100%

Deposits continued to grow in the second quarter of 2005 resulting in year-to-date net growth of $1.4 billion. The growth is almost exclusively supported by growth in retail certificates of deposit (“CDs”) and is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products, particularly CDs with six- and twelve-month maturities, have proven to be an attractive investment option for many new and existing customers. At June 30, 2005, 53% of the Bank’s $5.1 billion in retail deposits (excludes brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.
While the growth in money market balances has leveled off recently, CDs continue to grow and the results of the Bank’s efforts to renew maturing CDs continue to be encouraging. Importantly, there are no guarantees that account retention will remain high over the long term. The retention of existing deposits, whether local or national, continues to be a major focus of the Bank.
Long-Term Debt – Subordinated Debentures
During the second quarter of 2005, Corus formed a wholly owned finance subsidiary for the sole purpose of issuing $25 million in Trust Preferred securities. Including this most recently formed subsidiary, Corus now has nine such entities.
The nine trusts sold a combined $297.5 million of Trust Preferred securities via private placements, the proceeds of which, combined with $9.2 million in proceeds from the issuance of Common Securities to Corus, were “lent” to Corus and secured by subordinated debentures (subordinate to all other debt of the Company but senior to common stock) issued by Corus to the trusts totaling $306.7 million. The net proceeds received by Corus ($297.5 million) were, in turn, infused into the Bank as additional capital, thus increasing the Bank’s legal lending limit. Note that the terms for both the Trust Preferred securities and the subordinated debentures (the “Notes”) are essentially identical.
Trust Preferred securities have several unique attributes. One of the most notable, and the key to the widespread issuance of Trust Preferred securities, is that the Federal Reserve has historically allowed bank holding companies to include, up to certain limits, Trust Preferred securities in the regulatory calculation of capital (what is known as “Tier 1” capital) while providing the issuer with a tax deductible funding vehicle. In addition, Trust Preferred securities have no financial covenants (except in the event that the Company ever opts to defer payments, as described below) and are not “puttable” back to Corus.
The Notes are callable at par, subject to prior approval by the Federal Reserve Board, at any time commencing on the fifth anniversary of their issuance, or sooner in certain specific events, including in the event that the financing is not eligible for treatment as Tier 1 capital. In addition, interest on the Notes may be deferred at any time and from time to time for a period not exceeding 20 consecutive quarterly payments, except that no deferral period may extend past the maturity date. Such deferral would not constitute an event of default (it would be an event of default if Corus were to defer interest payments for 20 consecutive quarters and then not pay all accrued interest at the end of that 20th quarter). If Corus elects to defer interest on the Notes, or if a default occurs, Corus will generally not be able to declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of Corus’ common stock. This deferral option was not negotiated by Corus, but rather is a standard and required feature of Trust Preferred securities in order for the Federal Reserve to allow such instruments to be counted in capital at the bank holding company. While this deferral option is present, Corus does not anticipate that it would be utilized.
The Notes all mature 30 years from their respective issuance dates and include interest rates ranging from LIBOR plus 1.56% to LIBOR plus 3.10%, resetting quarterly. Combined issuance fees for the trusts totaled $1.6 million and are being amortized over the 30-year lives of the respective securities. Finally, Corus has, through various agreements, essentially fully and unconditionally guaranteed payment of all amounts due and payable by the Trusts related to the securities.
Other Borrowings
Corus has a revolving line of credit for up to $80 million at an interest rate of LIBOR plus 140 basis points. A fee at an annual rate of 25 basis points of the average unused commitment is due quarterly. The line of credit matures on March 31, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank. The line of credit is intended to be available to the holding company to fund commitments it has with respect to loan participations entered into with the Bank. As of June 30, 2005, Corus had no outstanding balance under this line of credit.
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
Bank Holding Company
The primary uses of cash at the parent company are the payment of dividends to shareholders, interest and principal payments on debt, share repurchases, and the payment of operating expenses. The parent company’s primary source of cash to meet these needs is dividends from the Bank. The Bank’s ability to pay dividends is dependent on its ability to generate earnings and to meet various regulatory restrictions. At June 30, 2005, the Bank had $112.9 million available to pay in dividends to the parent company without prior regulatory approval while maintaining capital levels that would be classified as “well-capitalized” by the banking regulators. This is the highest possible classification.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“Act”), a major overhaul in the laws, and resulting regulations, that govern banks, introduced many new legal and regulatory frameworks. Some of the more significant aspects of the Act are the provisions collectively referred to as Prompt Corrective Action (“PCA”). The PCA provisions were motivated by a Congressional desire to reduce the potential for future regulatory/supervisory forbearance and, hopefully, failure costs in the banking industry. What this means, among other things, is that banking regulators have the legal authority to reduce the capital classification of a bank below what the numerical capital ratios would otherwise indicate. Stated differently, the Bank’s capital classification is determined solely for the purpose of applying PCA and that classification may not constitute an accurate representation of the Bank’s overall financial condition or prospects.
During the last few years, the parent company has infused cash into the Bank in order to increase the Bank’s capital and thus its legal lending limit, allowing the Bank to make larger commercial real estate loans. The funds used to support these infusions have largely come from issuances of “pooled” Trust Preferred securities (see Long-Term Debt – Subordinated Debentures). This pooling structure has allowed Corus to access the capital markets even though it currently has no debt ratings or ratings outlook from any of the major ratings agencies. To the extent that the Bank’s total loans outstanding grow, and based on management’s internal capital goals (which are higher than regulatory requirements), it is likely that the Company would seek to issue additional Trust Preferred securities in the future. While this has been a reliable source of capital in the recent past, there is no assurance that it will be available to Corus in the future.
Also, the parent company enters into loan participation agreements with the Bank for loans that exceed the Bank’s legal lending limit. As of June 30, 2005, the parent company had entered into $49.7 million of loan participations with the Bank, all of which were unfunded at that time. In order to fund these commitments, should any funding be required, the parent company has a revolving $80 million line of credit. Additionally, the parent company has the ability to borrow against its common stock portfolio. It should be noted that “margining” the common stock portfolio would result in a loss of some of the dividend-received deduction associated with these stocks.

Additional sources of liquidity available to the parent company include dividends from its equity securities portfolio, interest and fees earned from loan participations, and cash that could be generated from sales of equity securities.
All of the parent company’s debt is variable-rate and, as such, management cannot say with certainty what interest payments on this debt will be in the future.
Subsidiary Bank
The Bank’s current principal use of cash is to fund commercial real estate loans, both new loans as well as drawdowns of existing unfunded loan commitments. At June 30, 2005, Corus had unfunded loan commitments of $4.2 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of those loan commitments will fund over the next 36 months. The liquidity to fund those commitments will come from normal paydowns on the existing loan portfolio, existing liquid assets, net retail deposit growth (to the extent such occurs), Bank earnings not paid to the parent company as a dividend, and then, if necessary, from issuance of additional brokered certificates of deposit (“BRCD”).
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
As of June 30, 2005, BRCD totaled $425 million versus $538 million one year earlier. Due to the growth in retail deposits achieved over the last year, management has opted not to renew maturing BRCD. Corus’ ability to issue BRCD in the future could be limited if, among other reasons, the Bank were to experience credit problems or fail to maintain its well-capitalized status. To mitigate the liquidity risk of such an event, the Bank staggers BRCD maturities over many years.
Capital
Regulatory capital and the associated ratios for Corus and its subsidiary bank as of June 30, 2005 are presented below:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage (1)		Capital (2)		Capital (3)
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized		5.00%		6.00%		10.00%
Corus Bankshares, Inc.	$772,278	12.92%	$772,278	12.08%	$950,394	14.86%
Subsidiary Bank	$758,082	12.95%	$758,082	12.19%	$796,501	12.81%

(1)	Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities, less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes, and unrealized gains on available-for-sale securities.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)	Tier 1 capital plus qualifying trust preferred securities in excess of the limits that may be included in tier 1 capital plus qualifying loan loss allowance and SFAS No. 115 gain; computed as a ratio to risk-adjusted assets.

Commercial Real Estate Loan Portfolio Risk Analysis
The following disclosure is not computed in accordance with generally accepted accounting principles (“GAAP”) and is considered a non-GAAP disclosure. Management believes that this presentation, while not in accordance with GAAP, provides useful insight into how management analyzes and quantifies risk and determines the appropriate level of capital.
Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate (“CRE”) loans the Bank originates into a rigorous system to analyze and quantify risk. At its core, this system takes the form of management and loan officers estimating a loan’s Probability of Default (“POD”) and its Loss Given Default (“LGD”) if a serious recession should occur. The POD is our estimate of how likely it is, given a serious recession, a loan would go into default while the LGD is our estimate, given such a default, of what percentage of the loan would have to be charged off. This point bears repeating – the POD and LGD estimates are not based on today’s market conditions; they are instead arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession. Management believes that assessing the impact that a severe recession would have on the portfolio is the best method to truly stress the portfolio.
As a proxy for the potential cash flow and/or values of the underlying real estate, management uses, among other things, the severe declines in CRE property values experienced in California and New England during the late 1980’s and early 1990’s. The analysis assumes, based on information collected from various regulatory and industry sources, that office and hotel projects will be worth only 50% to 60% of their cost (not appraised value) and typically assumes that rental and for-sale housing will be worth 60% to 80% of cost. Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above. Additionally, while this system of analysis is based on a serious recession, it is certainly possible that the Company could experience meaningful nonperforming loans and charge-offs even in the absence of such a recession. While Corus has attempted to be conservative in its assessment of potential defaults and losses, it is conceivable that actual defaults and/or losses may be greater, perhaps materially, than estimated. Note that this analysis is not predicated upon when, or how often, serious recessions may occur, but rather upon the anticipation of such events.
Following is a table that summarizes the total size of our CRE loan portfolio, the weighted average POD and LGD percentages, and the resulting implied CRE loans that could default and losses that could occur.

(in millions)	June 30	December 31	June 30
	2005	2004	2004

CRE Loans & Unfunded Commitments
CRE loans outstanding	$3,430	$2,633	$2,096
Unfunded commitments	4,210	2,676	1,962

CRE loans & unfunded commitments	$7,640	$5,309	$4,058

Potential Defaults & Losses
CRE loans & unfunded commitments	$7,640	$5,309	$4,058
Probability of Default (POD) (1)	15%	15%	15%

Potential CRE loans that could default	1,183	818	609
Loss Given Default (LGD) (1)	17%	17%	16%

Potential losses that could occur	$206	$143	$97

Nonperforming Loans
Potential CRE loans that could default	$1,183	$818	$609
Potential losses that could occur	(206)	(143)	(97)

Potential remaining CRE nonperforming loans	$977	$675	$512

(1)	The POD and LGD estimates are not based on today’s market conditions, instead they are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession.

The internal loan rating system projects that under a stress scenario, the Bank could have $1.2 billion of defaulted CRE loans and $206 million of these loans would be charged off. While these are large figures, it is essential to understand that the Bank underwrites all of its CRE loans with the potential for such a recession in mind. In fact, management assumes serious recessions will occur approximately every ten years (although they could well occur more frequently). Based on such a frequency, the projected $206 million of charge-offs would represent an annualized “economic” loss expense of $20.6 million, or 0.27% of Corus’ total loan commitments of $7.6 billion. The Bank factors in such an economic loss expense, based on each loan’s particular attributes, when underwriting all CRE loans. While the Bank has yet to experience a large amount of nonperforming loans or charge-offs, our planning anticipates that it will occur and we have already factored this potential “cost” into the profitability of our loans.
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
FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward–looking statements may be identified by, among other things, the use of forward-looking terms such as “may,” “intends,” “expects,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts” “seeks,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause Corus’ actual results to differ materially include, but are not limited to, the following:
•	the general state of the economy and, together with all aspects of Corus’ business that are affected by changes in the economy, the impact that changes in short-term interest rates have on Corus’ net interest margin;

•	Corus’ ability to continue its strong loan originations and, potentially, its ability to increase the commercial real estate loan portfolio;

•	the timing of drawdowns on unfunded loan commitments and paydowns of existing loans;

•	Corus’ ability to access and maintain cost-effective funding to support marginal loan growth;

•	Corus’ ability to limit losses associated with nonperforming loans;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	the impact of competitors’ pricing initiatives on loan and deposit products;

•	the extent of defaults and losses given default; and;

•	changes in the laws, regulations and policies governing financial services companies
Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
The term “market risk” is a very broad term, both as spelled out in the SEC’s disclosure rules on this topic and the common sense aspect of the words, and covers a wide range of potential risks that companies can face, among them: risks arising from changes in interest rates, foreign currency exchange rates, equity prices, commodity prices, and other market changes that affect market risk sensitive instruments.
Due to the straightforward nature of Corus’ loan and deposit businesses, its limited usage of derivatives and lack of any (overt) currency exchange rate exposures, Corus’ primary source of market risk is interest rate risk. Additionally, and to a much lesser extent, Corus is exposed to equity price risk within its common stock portfolio (this is discussed further below). While Corus’ earnings can be influenced by various other factors, and powerfully by loan growth, credit losses, etc., these topics are not covered by the SEC’s market risk disclosure requirement rules.
The principal objective of Corus’ interest rate risk management (frequently referred to as asset/liability management, for reasons discussed below) is to maximize net interest income under various interest rate scenarios, while simultaneously maintaining interest rate and liquidity risk within levels deemed appropriate.
As stated, Corus’ earnings are subject to market risk from changes in interest rates, most particularly changes in short-term (i.e., one year and less) interest rates. This risk is primarily a function of differences in the balances and repricing characteristics of interest-earning assets compared to interest-bearing liabilities. Repricing typically arises from rate resets on floating-rate instruments and maturities of longer-term fixed rate instruments (implicitly being replaced by new instruments at then prevailing market interest rates). The vast majority of the Bank’s interest-earning assets reprice based on short-term rates, while a meaningful portion of liabilities are either permanently fixed (noninterest-bearing deposits are fixed at zero percent) or do not price in lock-step with changes in short-term rates (NOW and Savings deposit accounts, commonly referred to as “administered-rate” deposits). An important additional factor is shareholders’ equity, which is effectively fixed—for accounting purposes and thus for interest rate risk income simulations—at zero percent.
What this means is that when short-term interest rates change, more of Corus’ assets than liabilities will reprice. In other words, during periods of rising rates earnings should climb and (all other things being equal, which they never are) decline when interest rates fall. In the banking industry, this is commonly referred to as being “asset sensitive.”
Corus uses an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model simulates earnings under a variety of interest rate scenarios to quantify the effect of potential movements in interest rates on projected net interest income. These simulations incorporate management’s assumptions regarding the future composition of the balance sheet which may include loan and deposit growth. Also factored into the modeling is the use of derivative financial instruments, which may include basis swaps, interest rate swaps, floors, and options (although Corus currently only has interest rate swaps in place).
Corus is asset-sensitive under all scenarios shown in the following table. Stable interest rate scenarios are indicated by the column labeled “0 bp.” “Interest rate sensitivity” is the projected change in net interest income, between stable and each given scenario, as a percent of projected net interest income in the stable rate scenario. It should be noted that due to changes in the balance sheet over time, changes in assumptions regarding balance sheet growth, repricing characteristics, etc., the “stable” scenario’s net interest income will most likely change over time.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-100 bp	-50 bp	0 bp	+50 bp	+100 bp	+200 bp	+300 bp
Percent change in the next 12 month’s net interest income vs. constant rates
June 30, 2005	(3.0)%	(1.8)%	—	1.9%	3.8%	7.5%	11.0%
December 31, 2004	(0.7)%	(1.7)%	—	2.7%	5.6%	11.9%	18.4%

(1)	These “shocks” represent hypothetical instantaneous and sustained changes from current rates.
As gauged by percentage changes in net interest income, since December 31, 2004 the Bank’s projected asset-sensitivity has decreased for all positive rate shocks. While the projected absolute dollar changes have remained essentially flat period-over period, the projected net interest income under the stable scenario has increased. As a result, the percentage differences between the stable and positive rate shocks have actually decreased.
For falling rate shocks, projected asset-sensitivity increased slightly resulting in a larger projected drop in net interest income compared to stable rates. This change was caused by the reduced impact of loan floors embedded within floating-rate CRE loans. At current interest rate levels, the floors are further “out-of-the-money” and have less of an impact across the range of rate shocks presented.
Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $206.9 million as of June 30, 2005, including net unrealized gains of $78 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any gains or losses that may be realized upon the sale of certain equity securities in the future or gains or losses resulting from mergers/acquisitions of any companies held in the portfolio.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1-30, 2005	—	$—	—	874,500
May 1-31, 2005	—	$—	—	874,500
June 1-30, 2005	—	$—	—	874,500
Total	—	$—	—	874,500
In 2004, Corus’ Board of Directors approved the current program to repurchase up to 1,000,000 common shares of Corus stock. The program expires in April 2009.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Shareholders was held on April 21, 2005.

(c)	At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:
(1)	The election of seven directors to the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualify:

Director	Votes For	Votes Withheld
Joseph C. Glickman	25,033,203	735,475
Robert J. Glickman	25,122,897	645,781
Robert J. Buford	24,546,545	1,222,133
Kevin R. Callahan	25,237,737	530,941
Rodney D. Lubeznik	25,126,230	642,448
Michael J. McClure	24,581,787	1,186,891
Peter C. Roberts	25,177,576	591,102
(2)	The ratification of the appointment of Ernst & Young LLP as Corus’ independent registered public accounting firm for the fiscal year ending December 31, 2005:

Votes For	Votes Against	Abstentions
25,697,025	48,058	23,595
(3)	The approval of the Amendment to the Amended and Restated Articles of Incorporation clarifying the majority vote standard:

Votes For	Votes Against	Abstentions
22,349,786	502,393	45,563
(4)	The approval of the Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers:

Votes For	Votes Against	Abstentions
18,524,239	4,316,825	56,678

ITEM 6: EXHIBITS
(a) Exhibits

3(i)	Amended and Restated Articles of Incorporation

15	Letter re unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Report of Independent Registered Public Accounting Firm

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
August 4, 2005	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Senior Vice President and Chief Accounting Officer

(Principal Accounting Officer and duly authorized Officer of Registrant)