Form 10-Q
period 2005-09-30
CORUS BANKSHARES INC
filed 2005-11-09
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 31, 2005, the Registrant had 27,877,878 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I. -- FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	September 30 2005	December 31 2004	September 30 2004

	(Unaudited)		(Unaudited)
Assets
Cash and due from banks – non-interest bearing	$86,614	$55,806	$91,405
Federal funds sold	220,500	1,473,500	1,230,500

Cash and Cash Equivalents	307,114	1,529,306	1,321,905
Securities:
Available-for-sale, at fair value
Common stocks	172,192	219,099	204,162
(cost $110,586, $128,620 and $123,119)
U.S. Government agencies	2,991,545	228,379	24,782
(amortized cost $2,995,998, $228,554 and $24,758)
Other securities	15,219	219,147	31,783
(amortized cost $14,697, $218,628 and $31,435)
Held-to-maturity, at amortized cost	13,157	12,344	11,111
(fair value $13,157, $12,353 and $11,126)

Total Securities	3,192,113	678,969	271,838
Loans, net of unearned income	4,200,766	2,793,828	2,587,885
Less: Allowance for loan losses	36,839	32,882	37,677

Net Loans	4,163,927	2,760,946	2,550,208
Premises and equipment, net	26,028	25,399	25,868
Accrued interest receivable and other assets	39,279	18,644	17,568
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$7,732,984	$5,017,787	$4,191,910

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$296,694	$235,700	$247,962
Interest-bearing	6,355,972	3,864,452	3,055,474

Total Deposits	6,652,666	4,100,152	3,303,436
Long-term debt – subordinated debentures	332,480	255,158	255,158
Other borrowings	19,151	6,931	1,092
Accrued interest payable and other liabilities	75,610	55,955	56,344

Total Liabilities	7,079,907	4,418,196	3,616,030
Shareholders’ Equity
Common stock (par value $0.05 per share, 50,000,000 shares authorized: 27,888,878, 27,795,648 and 27,866,448 shares outstanding, respectively)	1,394	1,390	1,393
Surplus	24,505	21,243	17,540
Equity – options outstanding	7,433	6,737	6,404
Retained earnings	582,749	512,844	497,624
Accumulated other comprehensive income	36,996	57,377	52,919

Total Shareholders’ Equity	653,077	599,591	575,880

Total Liabilities and Shareholders’ Equity	$7,732,984	$5,017,787	$4,191,910

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share data)	2005	2004	2005	2004

Interest, Loan Fees, and Dividend Income
Loans:
Taxable	$93,876	$46,678	$237,615	$136,875
Tax-advantaged	35	29	102	88
Federal funds sold	2,403	4,628	18,534	8,719
Securities:
Taxable	23,808	739	41,683	3,795
Dividends	1,603	1,515	4,892	4,650
Tax-advantaged	30	25	67	51
Trading account	—	—	—	496

Total Interest, Loan Fees, and Dividend Income	121,755	53,614	302,893	154,674
Interest Expense
Deposits	50,338	14,968	114,364	39,223
Long-term debt – subordinated debentures	4,828	2,415	12,430	6,250
Other borrowings	240	267	464	812

Total Interest Expense	55,406	17,650	127,258	46,285

Net Interest Income	66,349	35,964	175,635	108,389
Provision for Credit Losses	3,000	—	3,000	—

Net Interest Income After Provision for Credit Losses	63,349	35,964	172,635	108,389
Noninterest Income
Service charges on deposit accounts	2,895	2,711	8,732	8,563
Securities gains/(losses), net	9,852	16,527	12,675	30,416
Other income	564	639	3,114	1,769

Total Noninterest Income	13,311	19,877	24,521	40,748
Noninterest Expense
Salaries and employee benefits	10,886	8,978	31,583	28,271
Net occupancy	993	852	2,962	2,775
Data processing	464	382	1,268	2,082
Depreciation – furniture & equipment	321	438	964	1,149
Other expenses	2,606	2,201	7,907	7,124

Total Noninterest Expense	15,270	12,851	44,684	41,401

Income Before Income Taxes	61,390	42,990	152,472	107,736
Income Tax Expense	21,559	14,833	53,336	37,068

Net Income	$39,831	$28,157	$99,136	$70,668

Net income per share:
Basic	$1.43	$1.01	$3.56	$2.53
Diluted	$1.37	$0.98	$3.43	$2.45
Cash dividends declared per common share	$0.350	$0.313	$1.050	$0.938
Average common shares outstanding:
Basic	27,870	27,859	27,831	27,915
Diluted	28,984	28,780	28,896	28,812

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

(in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$1,390	$21,243	$6,737	$512,844	$57,377	$599,591
Net income	—	—	—	99,136	—	99,136
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	(20,381)	(20,381)

Comprehensive income						78,755

Stock options vested	—	—	1,296	—	—	1,296
Shares issued under stock option plan, 93,230 common shares	4	3,308	(586)	—	—	2,726
Stock option settlements	—	(46)	(14)	—	—	(60)
Cash dividends declared on common stock, $1.050 per common share	—	—	—	(29,231)	—	(29,231)

Balance at September 30, 2005	$1,394	$24,505	$7,433	$582,749	$36,996	$653,077

See accompanying notes.

NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

(in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2003	$1,402	$16,942	$5,670	$460,458	$61,708	$546,180
Net income	—	—	—	70,668	—	70,668
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	(8,789)	(8,789)

Comprehensive income						61,879

Stock options vested	—	—	1,052	—	—	1,052
Retirement of 193,500 common shares	(10)	(55)	—	(7,371)	—	(7,436)
Shares issued under stock option plan, 23,060 common shares	1	702	(152)	—	—	551
Stock option settlements	—	(189)	(81)	—	—	(270)
Stock option expirations	—	38	(59)	—	—	(21)
Cash dividends declared on common stock, $0.938 per common share	—	—	—	(26,131)	—	(26,131)
Other	—	102	(26)	—	—	76

Balance at September 30, 2004	$1,393	$17,540	$6,404	$497,624	$52,919	$575,880

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,136	$70,668
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	—
Depreciation and amortization	1,524	1,723
(Accretion) amortization of investment and loan (discounts) premiums, net	(23,243)	963
Deferred income tax (benefit) expense	(2,879)	1,736
Securities gains, net	(12,675)	(30,416)
Trading activity, net	—	2,254
Deferred compensation expense	4,446	3,652
Stock option expense	1,296	1,052
Gain on sale of premises and equipment	(1,421)	—
(Increase) decrease in accrued interest receivable and other assets	(20,635)	3,013
Increase in accrued interest payable and other liabilities	29,804	10,966

Net cash provided by operating activities	78,353	65,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of held-to-maturity securities	692	646
Purchases of held-to-maturity securities	(1,505)	—
Proceeds from maturities of available-for-sale securities	1,373,230	196,352
Proceeds from sales of available-for-sale securities	459,534	15,079
Purchases of available-for-sale securities	(4,340,165)	(20,140)
Proceeds from sales of non-hedge derivatives	—	7,800
Net increase in loans	(1,407,104)	(154,643)
Recoveries of previously charged-off loans	1,265	1,763
Purchases of premises and equipment, net	(2,800)	(1,278)
Proceeds from sale of premises and equipment	2,068	—

Net cash (used in) provided by investing activities	(3,914,785)	45,579
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposit accounts	2,552,514	457,034
Net proceeds from issuance of long-term debt – subordinated debentures	75,000	75,000
Increase (decrease) in other borrowings, net	12,220	(35,311)
Stock option exercises/settlements	2,666	336
Retirements of common shares	—	(7,436)
Cash dividends paid on common shares	(28,160)	(24,432)

Net cash provided by financing activities	2,614,240	465,191

Net (decrease) increase in cash and cash equivalents	(1,222,192)	576,381
Cash and cash equivalents at January 1	1,529,306	745,524

Cash and cash equivalents at September 30	$307,114	$1,321,905

See accompanying notes.

1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”).  The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited.  The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ consolidated financial statements for the three years ended December 31, 2004 included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim period may not be indicative of results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the current presentation.

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

The Financial Accounting Standards Board SFAS No. 133, as amended, established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.  Special accounting for qualifying hedges (“hedge accounting”) allows a derivative’s gains and losses to be either offset by the change in fair value of the hedged item or deferred through recognition in a component of other comprehensive income.  Those derivatives that do not qualify for hedge accounting are required to be marked to market with the impact of the market adjustment recorded directly into income.

Corus utilizes derivatives primarily to hedge its interest rate risk.  This is accomplished via interest rate swaps (to effectively convert fixed-rate loans and brokered certificates of deposit (“BRCD”) to floating rate) and interest rate basis swaps (to effectively convert LIBOR-based floating rate loans to Treasury-based floating-rate loans).  Nearly all of the interest rate swaps qualified as fair value hedges and received hedge accounting treatment.  The interest rate basis swaps, which were sold in April 2004, did not meet the strict criteria required to qualify for hedge accounting.

Corus may also purchase and sell interest rate derivatives in anticipation of trading gains.  The impact of market adjustments, as well as any gains or losses upon the sale of these swaps held for trading, is recorded directly into income.

The income statement impact and notional amounts related to both hedge and non-hedge derivatives were as follows:

Derivative Gain/(Loss)

	Income Statement Classification	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)		2005	2004	2005	2004

Fair value hedge (fixed-to-floating swaps):
Loan hedge	Interest Income	$—	$—	$44	$22
BRCD hedge(1)	Interest Expense	—	—	—	—

Total fair value hedge		—	—	44	22
Non-hedge:
Fixed-to-floating swaps - trading	Noninterest Income	—	569	—	2,173
Fixed-to-floating swaps - loans	Noninterest Income	—	28	18	54
Basis swaps	Noninterest Income	—	—	—	1,446

Total Non-hedge		—	597	18	3,673

Total Derivative Gain/(Loss)		$—	$597	$62	$3,695

Notional amounts of derivatives

(in thousands)	September 30, 2005	September 30, 2004

Fair value hedge (fixed-to-floating swaps):
Loan hedge	$1,796	$3,580
BRCD hedge(1)	380,003	418,503
Non-hedge:
Fixed-to-floating swaps - trading	—	200,000
Fixed-to-floating swaps - loans	—	2,075

(1)	These swaps qualify for the “shortcut method,” as defined by SFAS No. 133. Corus does not anticipate any income statement impact from the associated mark-to-market adjustments.

4.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $332.5 million as of September 30, 2005.  The scheduled maturities of the instruments are $177.8 million in 2033, $77.3 million in 2034, and $77.4 million in 2035.  Interest and fees included in interest expense totaled $4.8 million and $12.4 million for the three and nine months ended September 30, 2005, respectively, and $2.4 million and $6.3 million for the three and nine months ended September 30, 2004, respectively.  Interest rates range from LIBOR plus 1.38% to LIBOR plus 3.10%, resetting quarterly.  Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters.  If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock.  Absent the exercise of this option, Corus has no financial covenants related to this debt.

5.	Other Borrowings

Corus has a revolving line of credit for up to $80 million at an interest rate of LIBOR plus 140 basis points with interest payments due quarterly.  A fee at an annual rate of 25 basis points of the average unused commitment is also due quarterly.  The line of credit matures on March 31, 2008.  As of September 30, 2005, the line of credit had a balance of $19.2 million.

Loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans.  Corus is in compliance with all loan covenants as of September 30, 2005. The debt is secured by 100% of the common stock of the Bank.

6.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per-share data)	2005	2004	2005	2004

Numerator:
Net income attributable to common shares	$39,831	$28,157	$99,136	$70,668
Denominator:
Average common shares outstanding - Basic	27,870	27,859	27,831	27,915
Effect of dilutive common stock options	1,114	921	1,065	897

Average common shares outstanding - Diluted	28,984	28,780	28,896	28,812

Net income per share:
Basic	$1.43	$1.01	$3.56	$2.53
Diluted	$1.37	$0.98	$3.43	$2.45

7.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan.  No contributions were made for the three and nine months ended September 30, 2005 and 2004, and Corus expects to make no contributions to the plan for the remainder of 2005.

Net periodic benefit cost was comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2005	2004	2005	2004

Service cost	$252	$197	$756	$591
Interest cost	380	347	1,138	1,041
Expected gain on plan assets	(429)	(399)	(1,286)	(1,197)
Net amortization and deferral	28	8	84	26

Net Periodic Benefit Cost	$231	$153	$692	$461

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

OPERATING RESULTS

For the three months ended September 30, 2005, net income was $39.8 million, or $1.37 per share on a diluted basis, compared to net income of $28.2 million, or $0.98 per share on a diluted basis, in the same period of 2004.  For the nine months ended September 30, 2005, net income was $99.1 million, or $3.43 per share on a diluted basis, versus $70.7 million, or $2.45 per share on a diluted basis, in 2004.

Earnings for the third quarter of 2005 represented annualized returns of 24.8% on average equity and 2.2% on average assets compared to 19.9% and 2.8% for the same period in 2004.  Earnings for the first nine months of 2005 represented annualized returns of 21.4% on average equity and 2.1% on average assets compared to 16.9% and 2.4% for the same period in 2004.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus.  The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.  For the three and nine months ended September 30, 2005, Corus’ net interest income increased to $66.3 million and $175.6 million, respectively, compared to $36.0 million and $108.4 million for the same periods in 2004.

The increases in net interest income were primarily driven by substantial growth in loans outstanding. Average loans outstanding for the three months ended September 30, 2005, were $3.8 billion, up over $1.4 billion, or 59%, from the same period in 2004.  For the nine months ended September 30, 2005, loans averaged just under $3.3 billion, up over $900 million, or 38%, from the same period in 2004.

Loan yields also increased significantly, climbing from 7.82% for the three months ended September 30, 2004, to 9.89% for the three months ended September 30, 2005, an increase of just over 2%.  Loan yields for the nine-month timeframe increased by a very similar percentage.  As most of the Bank’s loans are floating rate and tied to short-term interest rates (typically 3-month LIBOR), with short-term interest rates climbing by around 2% for both the three- and nine-month periods ended September 30, 2005, an increase in yields would be expected. Loan yields are the result of both the interest rates on outstanding loan balances and loan fees.  Loan fees increased in the three- and nine-month periods ended September 30, 2005, to $20.5 million and $57.9 million, respectively, from $10.4 million and $29.7 million, respectively, in the same periods of 2004.

While both loans outstanding and loan yields increased, contributing to significant increases in interest income, the net interest income and, to a much more pronounced degree, net interest margin are impacted by changes in the mix of earning assets and interest-bearing liabilities.  For the three months ended September 30, 2005, average interest bearing liabilities grew by nearly $3 billion compared to the prior year.  While average loan growth was very strong, increasing by $1.4 billion over the prior year, this still left more than half the average growth in funding going into investment securities at the Bank level (what we term “Liquidity Management Assets” on the accompanying NIM tables).

Liquidity Management Assets had a much lower yield than loans, just 3.5% during the third quarter of 2005. With that said, the lower yield on these assets is a direct reflection of their short term and very high quality. In order to have cash available at all times for our deposit and loan customers, the Bank maintains high levels of liquid investments, in the form of overnight loans to other major banks, and high quality, short-term marketable securities. Maintaining large amounts of liquid investments is a conscious action undertaken as part of our broader strategy of enhancing the safety of our operations.

The net result was that the increase in the average earning asset yield ended up being quite similar to the increase in the average interest-bearing liability yield for both the three and nine months ended September 30, 2005, compared to September 30, 2004.  As a result, the NIM remained relatively flat across these periods, with an increase of 13 basis points for the three months ended September 30, 2005, compared to the prior year, and flat for the nine-month timeframe.

Another factor that contributed to changes in the NIM was the impact of increasing short-term market interest rates.  Corus is generally asset sensitive, meaning that Corus has more variable rate assets than variable rate liabilities.  During periods of increasing interest rates, asset sensitivity will generally result in increases in the NIM.

See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended September 30

	2005			2004

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$2,982,572	$26,252	3.52%	$1,344,136	$5,402	1.61%
Common stocks (2)	204,471	2,207	4.32%	203,768	2,086	4.10%
Loans, net of unearned income (3)	3,798,103	93,930	9.89%	2,391,198	46,723	7.82%

Total earning assets	6,985,146	122,389	7.01%	3,939,102	54,211	5.50%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	103,001			81,886
Allowance for loan losses	(33,604)			(37,252)
Premises and equipment, net	25,961			25,997
Other assets, including goodwill	33,277			18,488

Total Assets	$7,113,781			$4,028,221

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$3,331,817	$31,295	3.76%	$667,523	$3,875	2.32%
Money market deposits	1,537,809	13,286	3.46%	1,288,655	6,651	2.06%
Brokered certificates of deposit	417,852	4,241	4.06%	531,971	3,514	2.64%
NOW deposits	313,345	1,320	1.69%	247,298	719	1.16%
Savings deposits	157,532	197	0.50%	167,389	208	0.50%

Total interest-bearing deposits	5,758,355	50,339	3.50%	2,902,836	14,967	2.06%
Long-term debt – subordinated debentures	311,188	4,828	6.21%	209,774	2,415	4.60%
Other borrowings	15,737	239	NM	30,480	268	NM

Total interest-bearing liabilities	6,085,280	55,406	3.64%	3,143,090	17,650	2.25%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	308,582			259,597
Other liabilities	77,641			58,416
Shareholders’ Equity	642,278			567,118

Total Liabilities and Shareholders’ Equity	$7,113,781			$4,028,221

Interest income and loan fees/average earning assets	$6,985,146	$122,389	7.01%	$3,939,102	$54,211	5.50%
Interest expense/average interest-bearing liabilities	$6,085,280	55,406	3.64%	$3,143,090	17,650	2.25%

Net interest spread		$66,983	3.37%		$36,561	3.25%

Net interest margin			3.84%			3.71%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)	Liquidity management assets include federal funds sold and securities other than common stocks. Interest income on securities includes a tax equivalent adjustment of $11,000 for both 2005 and 2004.
(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $604,000 and $571,000 for 2005 and 2004, respectively.
(3)

Interest income on tax-advantaged loans includes a tax equivalent adjustment of $19,000 and $15,000 for 2005 and 2004, respectively. Includes net interest income derived from interest rate swap contracts.

Average Balance Sheets and Net Interest Margin

	Nine Months Ended September 30

	2005			2004

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$2,547,605	$60,310	3.16%	$1,162,441	$13,085	1.50%
Common stocks(2)	207,836	6,735	4.32%	199,223	6,403	4.29%
Loans, net of unearned income (3)	3,288,945	237,773	9.64%	2,387,216	137,010	7.65%

Total earning assets	6,044,386	304,818	6.72%	3,748,880	156,498	5.57%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	104,215			84,194
Allowance for loan losses	(33,282)			(36,910)
Premises and equipment, net	25,808			26,182
Other assets, including goodwill	29,033			29,501

Total Assets	$6,170,160			$3,851,847

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$2,432,580	$62,485	3.42%	$527,143	$8,707	2.20%
Money market deposits	1,549,803	35,307	3.04%	1,241,287	17,274	1.86%
Brokered certificates of deposit	451,504	12,372	3.65%	561,182	10,633	2.53%
NOW deposits	305,550	3,609	1.57%	242,923	1,984	1.09%
Savings deposits	159,656	591	0.49%	168,179	625	0.50%

Total interest-bearing deposits	4,899,093	114,364	3.11%	2,740,714	39,223	1.91%
Long-term debt – subordinated debentures	284,992	12,430	5.82%	192,605	6,250	4.33%
Other borrowings	9,741	464	NM	48,181	812	NM

Total interest-bearing liabilities	5,193,826	127,258	3.27%	2,981,500	46,285	2.07%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	285,972			252,222
Other liabilities	71,737			61,811
Shareholders’ Equity	618,625			556,314

Total Liabilities and Shareholders’ Equity	$6,170,160			$3,851,847

Interest income and loan fees/average earning assets	$6,044,386	$304,818	6.72%	$3,748,880	$156,498	5.57%
Interest expense/average interest-bearing liabilities	$5,193,826	127,258	3.27%	$2,981,500	46,285	2.07%

Net interest spread		$177,560	3.45%		$110,213	3.50%

Net interest margin			3.92%			3.92%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)

Liquidity management assets include federal funds sold and securities held at the subsidiary bank. Interest income on securities includes a tax equivalent adjustment of $26,000 and $25,000 for 2005 and 2004, respectively.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $1.8 million for both 2005 and 2004.
(3)

Interest income on tax-advantaged loans includes a tax equivalent adjustment of $55,000 and $47,000 for 2005 and 2004, respectively. Includes net interest income derived from interest rate swap contracts.

Noninterest Income

For the three and nine months ended September 30, 2005, Noninterest Income decreased by $6.6 million and $16.2 million, respectively, compared to the prior year.  The decreases resulted almost exclusively from lower securities gains, as described below.  Partially offsetting the lower securities gains for the nine months ended September 30, 2005, was a gain of approximately $1.4 million, included in other income, on the sale of certain property owned by Corus.  Corus had previously been leasing the property to a third party.

Securities Gains/(Losses), net

Securities gains for the three- and nine-month periods ended September 30, 2005, declined compared to the same periods of 2004.  The following details the net securities gains/(losses) by source:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2005	2004	2005	2004

Gains on common stocks (cash transactions)	$10,685	$9,985	$12,599	$10,067
Gains on common stocks (stock-for-stock)	—	5,945	810	16,014
Charge for “other than temporary” impairment	(880)	—	(880)	—
Sales of securities at subsidiary bank	47	—	128	13
Mark-to-market adjustments on non-hedge derivatives	—	28	18	1,500
Trading account gains/(losses), net	—	569	—	2,822

Total securities gains, net	$9,852	$16,527	$12,675	$30,416

Gains on common stocks
Gains on common stocks relate to Corus’ common stock portfolio of various financial industry companies.  Gains or losses are recognized when either the investment is sold or when the company is acquired, for cash or stock, by another company.

During the third quarter of 2005, Corus sold $28 million of common stocks held at the holding company, which resulted in gains of $10.7 million. The majority of the proceeds from these sales were infused into the Bank as additional capital.

The gains from stock-for-stock transactions resulted from several mergers, primarily in 2004.  Prior to each merger, Corus held positions in the acquired company and, in some cases, the acquiring company as well.  The mergers included Bank of America Corp’s acquisition of FleetBoston Financial Corp. and JP Morgan Chase & Co’s acquisition of Bank One Corp.  Importantly, gains from stock-for-stock transactions have no cash flow impact and, as a result, no tax is payable on the gain until the underlying securities are sold.

Charge for “other than temporary” impairment
In the third quarter of 2005, Corus recorded a charge of $0.9 million related to “other than temporary” declines in value of a certain common stock held by Corus.  This charge was not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications.

Corus’ general practice is to recognize impairment losses on individual securities when the security has been in a loss position at the close of each trading day during six (6) consecutive months as of any quarter end.  The exception to this general policy would be in the event that a security suffers a rapid and material decrease in value that Corus determines to be reasonably permanent in nature.  In these cases, Corus will recognize an impairment charge at the time such determination is made.  Corus evaluates its investments for “other than temporary” declines in value on a lot-by-lot basis, meaning that if there are multiple purchases of a certain security, each purchase is evaluated individually.

Mark-to-market adjustments on non-hedge derivatives
For the nine months ended September 30, 2004, the Bank recorded gains of $1.5 million from mark-to-market adjustments on non-hedge derivatives.  These adjustments resulted primarily from basis swaps held by Corus, which were sold in April 2004.

Trading account gains/(losses), net
From time to time, the Bank may enter into security transactions in anticipation of taking gains on short-term price movements.  Eligible trading securities include Treasury securities, agency securities, and interest rate derivatives.  All open trading positions are monitored closely by senior management and “loss limits” are in place to reduce potential losses.  Securities purchased for trading purposes are, at the time of purchase, clearly indicated as trading securities on the Company’s books.  Taking any action that would require the reclassification of any security to another classification after it has been initially designated as trading, available-for-sale, or held-to-maturity, is against the Bank’s policy and requires approval by the Bank’s Board of Directors.

Trading securities are marked to market on an ongoing basis with the resulting gain or loss included in income.  Thus far in 2005, Corus has not entered into any trading transactions.  For the nine months ended September 30, 2004, Corus recorded net trading gains of $2.8 million.

Noninterest Expense

For the three and nine months ended September 30, 2005, noninterest expense increased compared to the prior year.  The increase was primarily driven by salaries and benefits which have increased due primarily to higher staffing levels and increases in commercial loan officer commission accruals.  Other expenses have also increased compared to the prior year due to increases in regulatory exam fees and legal & professional fees, as well as the impact of the timing of audit fee accruals.  Partially offsetting these increases for the nine-month timeframe was a decline in data processing expense of $814,000 attributable to savings related to a new core data processing system installed at the end of the second quarter of 2004.

FINANCIAL CONDITION

Common Stock Portfolio

At September 30, 2005, Corus held investments in the common stocks of 18 financial industry companies valued at $172.2 million, including net unrealized gains of $61.6 million.  These investments are included in the available-for-sale classification.  The following is a list of Corus’ holdings as of September 30, 2005:

Corporation	Shares Held	Market Value	Percentage of Portfolio

(dollars in thousands)
Amcore Financial Inc.	69,100	$2,157	1.3%
Amsouth Bancorporation	466,015	11,772	6.8
Associated Banc Corp.	121,179	3,693	2.1
Bank of America Corp.	670,594	28,232	16.4
Bank of NY Co.	100,000	2,941	1.7
Citigroup Inc.	225,000	10,242	6.0
Comerica Inc.	264,300	15,567	9.0
Compass Bancshares Inc.	108,750	4,984	2.9
Fremont General Corp.	820,000	17,901	10.4
JP Morgan Chase & Co.	500,864	16,994	9.9
MAF Bancorp Inc.	204,850	8,395	4.9
Merrill Lynch & Co. Inc.	132,000	8,098	4.7
Morgan Stanley Dean Witter & Co.	82,000	4,423	2.6
National City Corp.	74,520	2,492	1.4
Regions Financial Corp.	143,554	4,467	2.6
SunTrust Banks Inc.	48,000	3,334	1.9
US Bancorp	268,870	7,550	4.4
Wachovia Corp.	398,191	18,950	11.0

Total		$172,192	100.0%

During the three and nine months ended September 30, 2005, Corus received dividends on the stock portfolio of $1.6 million and $4.9 million, respectively, compared to $1.5 million and $4.6 million during the same periods of 2004.

During the third quarter of 2005, Corus sold $28 million of common stocks held at the holding company. The majority of the proceeds from these sales were infused into the Bank as additional capital (see Noninterest Income section for further discussion).

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

At September 30, 2005, available-for-sale securities other than common stocks increased to $3 billion due mainly to Corus’ increased investment in short-term U.S. agency securities.  As of September 30, 2005, the vast majority of the available-for-sale portfolio with stated maturities was scheduled to mature within the next year.

Loan Portfolio

The following table details the composition of Corus’ outstanding loans:

	September 30, 2005		December 31, 2004		September 30, 2004

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate:
Senior non-construction	$2,001,558	48%	$1,419,670	51%	$1,124,251	44%
Senior construction	1,931,402	46	1,101,973	39	1,264,106	49
Mezzanine	126,440	3	111,278	4	59,697	2

Total commercial real estate	4,059,400	97	2,632,921	94	2,448,054	95
Commercial	101,857	2	109,582	4	85,240	3
Residential real estate and other	39,509	1	51,325	2	54,591	2

Total Loans	$4,200,766	100%	$2,793,828	100%	$2,587,885	100%

Commercial Real Estate Lending

Commercial real estate loans are comprised of senior non-construction, senior construction, and mezzanine loans. Senior non-construction loans typically have stated maturities of 1 to 3 years.  The majority of these non-construction loans are to borrowers in the business of converting apartments to condominiums with less extensive renovation efforts (those with greater renovations required are included in construction, as discussed below).  These loans are typically fully funded at the outset and paid down as the condominiums are sold.  The remaining senior non-construction loans are typically amortizing loans collateralized by income-producing properties such as hotels, office buildings, or apartment projects.

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

At September 30, 2005, funded commercial real estate loans totaled $4.1 billion, an increase of $1.6 billion, or 66%, compared to the prior year.  Including commitments, the commercial real estate loan portfolio totaled $8.3 billion at September 30, 2005, a 69% increase over the 2004 balance. Corus’ commitments are primarily comprised of unfunded portions of commercial real estate senior construction loans.

Commercial Real Estate Loan Portfolio

	September 30, 2005		December 31, 2004		September 30, 2004

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Funded commercial real estate loans, net	$4,059,400	49%	$2,632,921	50%	$2,448,054	50%
Commitments:
Loans - unfunded portion	3,629,863	44	2,575,519	48	1,724,968	35
Commitment Letters (1)	581,450	7	88,000	2	712,249	14
Letters of Credit	7,039	—	12,937	—	24,998	1

Total Portfolio	$8,277,752	100%	$5,309,377	100%	$4,910,269	100%

(1)Commitment letters are pending loans for which commitment letters have been issued to the borrower.  These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table in this report, included in the amounts labeled as Commitments Accepted and Commitments Offered ..

Commercial Real Estate Loans – Originations
Corus originated 79 loans with commitments aggregating $4.4 billion in the first nine months of 2005, which almost doubled the commitment amount of $2.3 billion from the 50 loans originated in the first nine months of 2004.  An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded).  The non-construction loans are largely funded at the time of closing. In contrast, construction loan funds are often not drawn by the borrower at the closing but rather over an extended period of time as the project is built. Attempting to use loan originations to forecast loan growth is not advisable due to the complicated interplay between funding of new originations and the paydowns and payoffs on loans originated in previous periods.

Commercial Real Estate Loans – Paydowns
Total loan paydowns and payoffs (collectively referred to as “paydowns”) were $1.7 billion in the nine-month period ended September 30, 2005 and $1.4 billion during the same period in 2004. The timing of loan paydowns is inherently difficult to predict.  With that said, Corus expects that over the longer term, paydowns will generally trend higher as the loan portfolio increases in size.

The following tables break out the commercial real estate loan portfolio by size, property type, and location:

Commercial Real Estate Loan Portfolio - By Size

	As of September 30, 2005

(dollars in millions)	# of Loans	Total Commitment(1)		Funded Balance

		Amount	%	Amount	%

$140 million and above	2	$293	4%	$—	—%
$100 million to $140 million	13	1,507	18	381	9
$60 million to $100 million	35	2,662	32	1,255	31
$20 million to $60 million	86	3,324	41	2,091	52
$1 million to $20 million	66	526	6	367	9
Less than $1 million	NM	19	—	18	—
Deferred fees/other discounts	N/A	(53)	(1)	(53)	(1)

Total	202	$8,278	100%	$4,059	100%

Commercial Real Estate Loan Portfolio - By Property Type

	As of September 30, 2005

(dollars in millions)	# of Loans	Total Commitment(1)		Funded Balance

		Amount	%	Amount	%

Condominium	150	$7,277	88%	$3,349	83%
Hotel	21	451	6	329	8
Office	9	277	3	137	3
Rental apartment	8	244	3	226	6
Other	14	63	1	53	1
Loans less than $1 million	NM	19	—	18	—
Deferred fees/other discounts	N/A	(53)	(1)	(53)	(1)

Total	202	$8,278	100%	$4,059	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

Commercial Real Estate Loan Portfolio - By Major Metropolitan Area

	As of September 30, 2005

(dollars in millions)	# of Loans	Total Commitment(1)		Funded Balance

		Amount	%	Amount	%

Florida:
Miami/Southeast Florida	21	$1,212	15%	$558	14%
Orlando	9	512	6	330	8
Other Florida	10	621	7	327	8

Florida Total	40	2,345	28	1,215	30
California:
San Diego	16	671	8	294	7
Los Angeles	19	625	8	248	6
San Francisco	6	231	3	85	2
Sacramento	1	45	1	41	1

California Total	42	1,572	20	668	16
Washington, D.C.(2)	26	1,158	14	578	14
New York City	24	1,102	13	561	14
Las Vegas	12	737	9	324	8
Atlanta	10	334	4	92	3
Chicago	18	326	4	201	5
Other (3)	30	738	9	455	11
Loans less than $1 million	NM	19	—	18	—
Deferred fees/other discounts	N/A	(53)	(1)	(53)	(1)

Total	202	$8,278	100%	$4,059	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.
(2) Includes northern Virginia and Maryland loans.
(3) No other metropolitan area exceeds three percent of the total.

Corus’ loans are collateralized by properties across the United States.  This includes states that were impacted by the recent hurricane activity in the Gulf of Mexico.  Management is not currently aware of any material hurricane-related damage to any of these properties.

Commercial Real Estate Loans Pending

Finally, the following table presents a comparison of Corus’ loans pending listed in descending order with respect to stage of completion.  In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Term Sheet Issued is in its earliest stages.  It has been the Company’s experience that pending loans that reach the Application Received stage are highly likely to ultimately close.

Commercial Real Estate Loans Pending

	September 30, 2005		December 31, 2004		September 30, 2004

(dollars in millions)	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount

Commitment Accepted (1)	5	$388	2	$53	7	$360
Commitment Offered (1)	5	198	1	35	9	352
Application Received	14	1,038	14	794	14	725
Application Sent Out	13	766	18	1,175	8	583
Term Sheet Issued	36	3,542	45	2,626	48	2,810

Total	73	$5,932	80	$4,683	86	$4,830

(1) These amounts are also included in the Commitment Letters category in the Commercial Real Estate Loan Portfolio table in this report.

In total, loans pending have increased significantly from the same period in 2004.  The average commitment amount for the pending loans has also grown to over $80 million at September 30, 2005, compared to $56 million at September 30, 2004.  The increase reflects management’s focus on larger loans.

Commercial Lending

Commercial loans are primarily loans to Corus’ customers in the check cashing industry.  Balances fluctuate based on seasonal cash requirements and are generally secured by the equity of the check cashing operation.

Residential Real Estate and Other Lending

Residential first mortgage, home equity, and student loan balances continue to decline as the Bank allows these portfolios to “run-off.”  Minimal new originations are expected.

Nonperforming Assets

Nonperforming assets were as follows:

(in thousands)	September 30 2005	December 31 2004	September 30 2004

Nonperforming loans:
Nonaccrual	$79	$76	$6,998
Troubled debt restructurings	22,159	23,479	8,614
Loans 90 days or more past due	20,702	5,675	11,109

Total nonperforming loans	42,940	29,230	26,721
Other real estate owned	—	44	130

Total nonperforming assets	$42,940	$29,274	$26,851

Nonperforming loans/Total loans	1.02%	1.05%	1.03%
Nonperforming assets/Total assets	0.56%	0.58%	0.64%

Total nonperforming assets increased by $13.7 million from December 31, 2004.  The increase relates to a $15.7 million construction loan which was more than 90 days past maturity as of September 30, 2005.  Management has since negotiated an extension of this loan with the borrowers and no loss is expected.

Total nonperforming assets include $22.2 million in Troubled Debt Restructurings (“TDR”).  A TDR is a loan that was restructured in such a way as to provide the borrower with some form of concession relative to market absent a concession from the borrower that is deemed to be approximately proportionate to the lender’s concession.  A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan.  However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve, albeit at somewhat less favorable terms to the lender.  The $22.2 million TDR balance represents two hotel loans. These loans are current in terms of required payments and no losses are expected.

Allowance for Credit Losses

The Allowance for Credit Losses is comprised of the Allowance for Loan Losses (“ALLL”) and a separate Liability for Credit Commitment Losses (the “Liability”).  The ALLL is a reserve against funded loan amounts, while the Liability relates to those amounts that Corus is committed to lend but for which funds have not yet been disbursed.

Corus recorded a provision for credit losses of $3.0 million in the third quarter of 2005.  This provision was a function of Corus’ ALLL methodology.  The ALLL methodology incorporates numerous quantitative measures including loan growth and credit quality, as well as various qualitative factors.  See Critical Accounting Policies section for further discussion of the Allowance for Credit Losses.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2005	2004	2005	2004

Balance at beginning of period	$38,418	$36,996	$37,882	$36,448
Provision for loan losses	3,000	—	3,000	—
Charge-offs	(92)	(106)	(308)	(534)
Recoveries	513	787	1,265	1,763

Balance at September 30	$41,839	$37,677	$41,839	$37,677

Below is a breakdown of the components of the Allowance for Credit Losses:

	September 30

(in thousands)	2005	2004

ALLL	$36,839	$37,677
Liability	5,000	—

Total	$41,839	$37,677

ALLL as a percentage of funded loans	0.88%	1.46%

Deposits

The following table details the composition of deposit products by type:

(in thousands)	September 30 2005		December 31 2004		September 30 2004

Retail certificates of deposit	$3,903,905	59%	$1,244,448	30%	$812,294	25%
Money market	1,571,442	24	1,661,395	41	1,306,904	40
Brokered certificates of deposit	409,494	6	507,919	12	522,942	16
NOW	314,185	5	288,158	7	248,072	7
Demand	296,694	4	235,700	6	247,962	7
Savings	156,946	2	162,532	4	165,262	5

Total	$6,652,666	100%	$4,100,152	100%	$3,303,436	100%

Deposits continued to grow in the third quarter of 2005 resulting in year-to-date net growth of $2.6 billion. The growth is almost exclusively supported by growth in retail certificates of deposit (“CDs”) and is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products, particularly CDs with six- and twelve-month maturities, have proven to be an attractive investment option for many new and existing customers.

The retention of existing deposits continues to be a major focus of the Bank. While the results to-date have been encouraging, there are no guarantees that account retention will remain high over the long term.

At September 30, 2005, approximately 58% of the Bank’s $6.2 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of approximately 150,000 accounts, where more than one account could be attributable to any particular individual or household.

Long-Term Debt – Subordinated Debentures

During the third quarter of 2005, Corus issued an additional $25.8 million of floating rate junior subordinated notes.  Including the current quarter’s issuance, Corus now has $332.5 million in floating rate junior subordinated notes (the “Debentures”).  Consistent with the prior issuances, the current quarter’s Debentures were issued to a newly formed wholly-owned finance subsidiary which simultaneously issued Trust Preferred Securities (the terms of the Debentures and the Trust Preferred Securities are essentially identical).  The majority of the Debenture proceeds were infused into the Bank.

The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events).  Interest payments on the Debentures are payable quarterly, however payments may be deferred for up to 20 consecutive quarters so long as no event of default, as defined, has occurred.  If Corus were to elect to defer interest on any of the Debentures, Corus would generally be restricted from declaring or paying any dividends to common shareholders or repurchasing its common stock. Additionally, Corus would not be permitted to make any payments of principal or interest on, or to repay/redeem, any debt securities that are of equal rank with (i.e., pari passu), or are junior to, the Debentures. In other words, if Corus were to elect to defer interest payments on any one of the Debentures, Corus would be required to defer all payments with respect to all of its Debentures.  Corus presently has no intention to defer interest payments on the Debentures, and it considers the likelihood of such a deferral to be remote.

The Debentures include interest rates ranging from LIBOR plus 1.38% to LIBOR plus 3.10%, resetting quarterly.

Other Borrowings

Corus has a revolving line of credit for up to $80 million at an interest rate of LIBOR plus 140 basis points with interest payments due quarterly.  A fee at an annual rate of 25 basis points of the average unused commitment is also due quarterly.  The line of credit matures on March 31, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank.  The line of credit is intended to be available to the holding company to fund commitments it has with respect to loan participations entered into with the Bank.  As of September 30, 2005, the line of credit had a balance of $19.2 million.

Critical Accounting Policies

Management has determined that one particular accounting policy requires a high level of judgment; the assessment of the Allowance for Credit Losses (the “Allowance”).  The Allowance for Credit Losses is comprised of the Allowance for Loan Losses (“ALLL”) and a separate Liability for Credit Commitment Losses (the “Liability”).  The ALLL is a reserve against funded loan amounts, while the Liability relates to those amounts that Corus is committed to lend but for which funds have not yet been disbursed.

The Allowance analysis is prepared on a quarterly basis.  The methodology is designed to first provide for specific reserves associated with impaired loans, “loans where it is probable that all interest and principal will not be collected in accordance with the loan agreement” (as defined by Generally Accepting Accounting Principles).  Management primarily uses the alphanumeric loan rating system documented by the Office of the Comptroller of the Currency (the “OCC”) to select loans for impairment assessment.  Loans determined to be impaired are segregated from the remainder of the portfolio and are subjected to a specific review in an effort to determine whether or not a reserve is necessary.

A general reserve is calculated for the remainder of the portfolio.  The portfolio is first segmented into subcategories of like-kind loans.  Corus will segment the loans as follows:

•	Commercial real estate loans (which may be further broken down into, among other categories, construction, non-construction and mezzanine);
•	Commercial loans;
•	Overdrafts;
•	Residential loans; and
•	Student/Other loans.

The general reserve is calculated as a percentage (the “Reserve Percentage”) of the outstanding balance of each of the above-listed segments.  The Reserve Percentage is based on a historic charge-off percentage (if a net recovery, then 0) adjusted by the Management Adjustment Factor (“MAF”) The MAF is based on the trends of various objective and subjective factors.  These factors, which are not all weighted equally, may change over time as the portfolio changes.  The factors may be documented in the form of charts or graphs (objective factors) and memorandum (subjective factors).

The process for estimating the Liability closely follows the process outlined above for the ALLL.  The primary difference is that the Reserve Percentage is adjusted to account for the lower risk associated with unfunded amounts combined with the expected timing and likelihood of funding.

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

Bank Holding Company

The primary uses of cash at the parent company are the payment of dividends to shareholders, interest and principal payments on debt, share repurchases, and the payment of operating expenses.  The parent company’s primary source of cash to meet these needs is dividends from the Bank.  The Bank’s ability to pay dividends is dependent on its ability to generate earnings and to meet various regulatory restrictions.  At September 30, 2005, the Bank had $140.7 million available to pay in dividends to the parent company without prior regulatory approval while maintaining capital levels that would be classified as “well-capitalized” by the banking regulators. This is the highest possible classification.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“Act”), a major overhaul in the laws and regulations governing banks, introduced many new legal and regulatory frameworks. Some of the more significant aspects of the Act are the provisions collectively referred to as Prompt Corrective Action (“PCA”). The PCA provisions were motivated by a Congressional desire to reduce the potential for future regulatory/supervisory forbearance and, hopefully, failure costs in the banking industry.

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

During the last few years, the parent company has infused cash into the Bank in order to increase the Bank’s capital to support the Bank’s growth. The increased capital has, in turn, given rise to an increase in the Bank’s legal lending limit, allowing the Bank to make larger commercial real estate loans.  The funds used to support these infusions have come, in the most recent quarter, from a combination of proceeds from the sale of common stocks (see the Noninterest Income section for further discussion) along with the issuance of “pooled” Trust Preferred Securities (see Long-Term Debt – Subordinated Debentures). Prior to the most recent quarter, the vast majority of the infusions were supported by the Trust Preferred issuances.

The pooling structure of the Trust Preferred Securities has allowed Corus to access the capital markets even though it currently has no debt ratings or ratings outlook from any of the major ratings agencies.  To the extent that the Bank’s total loans outstanding grow, and based on management’s internal capital goals, it is likely that the Company would seek to issue additional Trust Preferred Securities in the future.  While this has been a reliable source of capital in the recent past, there is no assurance that it will be available to Corus in the future.

Also, the parent company enters into loan participation agreements with the Bank for loans that exceed the Bank’s legal lending limit.  As of September 30, 2005, the parent company had committed to $62.3 million of loan participations with the Bank, $43.0 million of which were unfunded at that time. In order to fund these commitments, should funding be required, the parent company has a revolving $80 million line of credit. Additionally, the parent company has the ability to borrow against its common stock portfolio.  It should be noted that “margining” the common stock portfolio would result in a loss of some of the dividends received deduction associated with these stocks.

Additional sources of liquidity available to the parent company include dividends from its equity securities portfolio, interest and fees earned from loan participations, and cash that could be generated from sales of equity securities.

All of the parent company’s debt is variable-rate and, as such, management cannot say with certainty what interest payments on this debt will be in the future.

Subsidiary Bank

The Bank’s current principal use of cash is to fund commercial real estate loans, both new loans as well as drawdowns of existing unfunded loan commitments.  At September 30, 2005, Corus had unfunded loan commitments of $4.2 billion.  While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of those loan commitments will fund over the next 36 months, although such fundings could occur more rapidly.  Management currently anticipates that the liquidity to fund those commitments may come from (not listed in any particular order): normal paydowns on the existing loan portfolio, the liquidation of existing investment securities, net retail deposit growth (to the extent such occurs), Bank earnings not paid to the parent company as a dividend, capital infusions, and the issuance of additional brokered certificates of deposit (“BRCD”).

In addition to funding commercial real estate loans, the Bank must retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses.  Recently, the Bank has experienced significant deposit growth, primarily from certificates of deposit (“CDs”) with maturities of one year or less.  These new deposits, as a result of their short-term nature, present greater liquidity risk than do longer term CDs.  Furthermore, due to the recent nature of this growth, the Bank has relatively little account retention information.  While the deposit growth has been very strong, deposits could shrink in the future, perhaps materially, and the Bank must stand ready to fund those withdrawals.  Towards that end, the Bank internally allocates a substantial pool of its investment securities (“liquidity”) against deposits.  Liquidity is allocated against retail deposits in total rather than attempting to assign different liquidity levels by product type, maturity, or other factors.

As of September 30, 2005, BRCD totaled $409 million versus $523 million one year earlier. Due to the growth in retail deposits achieved over the last year, management has opted not to renew maturing BRCD.  Corus’ ability to issue BRCD in the future could be limited if, among other reasons, the Bank were to experience credit problems or fail to maintain its well-capitalized status.  To mitigate the liquidity risk of such an event, the Bank staggers BRCD maturities over many years.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of September 30, 2005 are presented below:

	Tier 1 Leverage (1)		Tier 1 Risk-Based Capital (2)		Total Risk-Based Capital (3)

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized		5.00%		6.00%		10.00%
Corus Bankshares, Inc.	$815,411	11.59%	$815,411	11.42%	$1,003,854	14.05%
Subsidiary Bank	$829,685	12.03%	$829,685	11.90%	$871,524	12.50%

(1)

Tier 1 capital, which is shareholders’ equity less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.
(3)	Tier 1 capital plus qualifying loan loss allowance and gain pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”; computed as a ratio to risk-adjusted assets.

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

(in millions)	September 30 2005	December 31 2004	September 30 2004

CRE Loans & Unfunded Commitments
CRE loans outstanding	$4,059	$2,633	$2,448
Unfunded commitments	4,219	2,676	2,462

CRE loans & unfunded commitments	$8,278	$5,309	$4,910

Potential Defaults & Losses
CRE loans & unfunded commitments	$8,278	$5,309	$4,910
Probability of Default (POD) (1)	15%	15%	15%

Potential CRE loans that could default	1,247	818	737
Loss Given Default (LGD) (1)	17%	17%	16%

Potential losses that could occur	$209	$143	$118

Nonperforming Loans
Potential CRE loans that could default	$1,247	$818	$737
Potential losses that could occur	(209)	(143)	(118)

Potential remaining CRE nonperforming loans	$1,038	$675	$619

(1) The POD and LGD estimates are not based on today’s market conditions, instead they are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession.

The internal loan rating system projects that under a stress scenario, the Bank could have $1.2 billion of defaulted CRE loans and $209 million of these loans could be charged off.  While these are large figures, it is essential to understand that the Bank underwrites all of its CRE loans with the potential for such a recession in mind.  The Bank factors in such an economic loss expense, based on each loan’s particular attributes, when underwriting all CRE loans.  While the Bank has yet to experience a large amount of nonperforming loans or charge-offs, our planning anticipates that it will occur and we have already factored this potential “cost” into the profitability of our loans.

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

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward–looking statements may be identified by, among other things, the use of forward-looking terms such as “likely”, “typically”, “may”, “intends”, “expects”, “anticipates”, “estimates”, “projects”, “targets”, “seeks”, or “attempts” or the negative of such terms or other variations on such terms or comparable terminology.  By their nature, these statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that might cause Corus’ actual results to differ materially include, but are not limited to, the following:

•

The general state of the economy, particularly continued strength in the residential real estate sector. Weakness in the residential real estate sector, which may be caused by, among many other things, higher interest rates, could adversely affect: 1) Corus’ ability to maintain its current level of loan originations, and/or 2) the credit quality of our outstanding loans;

•	The impact of competitors’ pricing initiatives on loan and deposit products;
•	The timing of drawdowns on unfunded loan commitments and paydowns of existing loans;
•	Corus’ ability to attract and retain sufficient cost-effective funding to support marginal loan growth;
•	Corus’ ability to access the capital markets, particularly for the issuance of Trust Preferred Securities;
•	Corus’ ability to maintain and access any line(s) of credit;
•	The extent of defaults and losses given default, and how those results compare to Corus’ estimates;
•	Changes in management’s estimate of the adequacy of the allowance for credit losses;
•	Restrictions that may be imposed by any of the various regulatory agencies that have authority over the Company or any of its subsidiaries;
•	The occurrence of one or more catastrophic events, such as an earthquake, hurricane, or acts of terrorism that affect properties securing our loans; and
•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.

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

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-100	bp	-50	bp	0	bp	+50	bp	+100	bp	+200	bp	+300	bp

Percent change in the next 12 month’s net interest income vs. constant rates
September 30, 2005	(3.5	) %	(2.4	) %	—		2.6%		5.1%		10.3%		15.1%
December 31, 2004	(0.7)%		(1.7	) %	—		2.7%		5.6%		11.9%		18.4%

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

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $172.2 million as of September 30, 2005, including net unrealized gains of $61.6 million.  This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.”  This price risk would also affect any gains or losses that may be realized upon the sale of certain equity securities in the future or gains or losses resulting from mergers/acquisitions of any companies held in the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2005	—	$—	—	874,500
August 1-31, 2005	—	$—	—	874,500
September 1-30, 2005	—	$—	—	874,500
Total	—	$—	—	874,500

In 2004, Corus’ Board of Directors approved the current program to repurchase up to 1,000,000 common shares of Corus stock.  The program expires in April 2009.

ITEM 6: EXHIBITS

(a)	Exhibits

	10.1	Summary description of compensation for directors (1)

	10.2	Amended and restated Corus Bank N.A. commission program for commercial loan officers (effective November 1, 2005) (2)

	15	Letter re unaudited interim financial information

	31.1	Rule 13a-14(a)/15d-14(a) Certification

	31.2	Rule 13a-14(a)/15d-14(a) Certification

	32	Section 1350 Certifications

	99	Report of Independent Registered Public Accounting Firm

	(1)	Management contract or compensatory plan or arrangement

	(2)	Agreement attached pursuant to Regulation S-K Item 601(b)(10) as Michael Stein, a named executive officer of the registrant, is a participant in the program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC.
(Registrant)

November 7, 2005	By:	/s/ Michael E. Dulberg

Michael E. Dulberg
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and duly authorized Officer of Registrant)