Form 10-K
period 2005-12-31
CORUS BANKSHARES INC
filed 2006-03-14
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______
Commission File Number 0-6136

CORUS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0823592
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois	60613-2431
(Address of principal executive offices)	(Zip Code)

(773) 832-3088
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common stock, par value $0.05 per share	NASDAQ

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes ☐	No ☒

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          On June 30, 2005, the Registrant had 27,827,318 common shares outstanding.  Of these, 16,126,774 common shares, having an aggregate market value (based on the closing price for these shares as reported by NASDAQ on June 30, 2005) of approximately $894.9 million, were owned by non-affiliates.   Common shares outstanding at February 21, 2006 totaled 27,929,744.

Documents Incorporated By Reference

          Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant’s 2005 Annual Report to Shareholders.  Part I and III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement dated March 15, 2006 for its Annual Meeting of Shareholders to be held on April 18, 2006.

CORUS BANKSHARES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005

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

Commercial Real Estate Lending

Principal Products and Services

During the past few years, the Company’s lending has focused almost entirely on condominium projects. This activity breaks down into two broad categories – construction of new projects, and conversion of existing apartments into condominiums.

While Corus still has a portfolio of loans secured by hotels and office buildings, the amount of new loans originated in those sectors has dropped dramatically, and the overall size of those portfolios has decreased in both absolute terms and, especially, in relative terms compared to the total loan portfolio. Therefore, the following comments will focus almost entirely on condominium projects.

The majority of Corus’ loans are non-recourse, meaning that the source of repayment for Corus’ loan is essentially limited to the loan collateral.  While investors in the project may still be personally liable for any funds necessary to complete construction, commonly referred to as a completion guarantee, they would not be personally liable for direct repayment of the loan.

Principal Markets and Methods of Distribution

The Company’s lending activities are focused in various metropolitan areas in Florida and California, New York City, and the Washington, D.C. metropolitan area. Those markets accounted for 73% of Corus’ loan commitments for condominium projects as of December 31, 2005.  Other significant markets as of year-end included Las Vegas, Chicago, and Atlanta.  Phoenix is expected to join this second tier of markets during 2006.

No employees or offices are maintained outside of Chicago. Loan requests are sourced through various channels such as existing customer relationships, loan brokers, and direct contacts established by either customers or loan officers.

Customer Concentrations

The Company has established policies that impose limits on the maximum exposure by customer.  As of December 31, 2005, 38% of Corus’ commercial real estate loan portfolio, or $3.2 billion in commitments (funded and unfunded amounts), involved Corus’ 20 largest customers and represented 40 different projects.

Underwriting Policies and Risk Profile for Each Category of Loans

Construction Loans

Broadly speaking, there are two primary risks associated with condominium construction loans, Construction Risk and Market Risk. Construction Risk is the risk that construction of the building will not be completed.  Market Risk is defined as the risk that the value of the condominium units will decline such that the proceeds from sales will potentially be inadequate to pay off Corus’ loan.

Construction Risk -

Corus addresses Construction Risk, the risk that construction of the building will not be completed, in several ways.  One way is by limiting the financing of preliminary development activities. Corus almost always either withholds funding, or delays closing altogether until all of the preconditions for development are satisfied. Preconditions can include final zoning, an executed construction contract with the general contractor, and internal as well as third party review of construction plans and specifications.

In addition, Corus attempts to limit Construction Risk through underwriting practices.  Corus’ underwriting process focuses on 1) the borrower’s and general contractor’s experience at building comparable buildings, 2) the adequacy of the project budget, and 3) the adequacy of the plans and specifications. Corus also typically requires a very substantial investment of either equity or subordinate debt, which provides other parties with incentives to make sure all aspects of the project are managed properly, and that additional financial strength is brought to bear if necessary.

Finally, Corus typically requires a guarantee of completion from either individuals or corporate entities. A guarantee of completion generally means that a certain investor or investors in the project, while not necessarily personally liable for repayment of the loan, have agreed to be personally liable for completing construction of the building.  While the financial strength of completion guarantors ranges greatly vis-à-vis their potential obligations, most of the Company’s loans include adequately strong completion guarantees.  In a problem loan situation, the Company generally has the option of funding cost overruns itself in order to complete a building.

Market Risk -

As mentioned above, Market Risk is the risk that the value of the condominium units will decline such that the proceeds from sales will potentially be inadequate to pay off Corus’ loan.  Three factors must be considered when assessing Market Risk: 1) the value of the property assuming it was currently complete and ready for sale, 2) the pace at which the individual units could be sold, otherwise known as absorption, based on current market conditions, and 3) how the first two factors might change by the time construction is complete.

The first two factors, regarding current value and absorption, are usually relatively straightforward. While varying from state to state, loans oftentimes involve presales.  Presales can provide insight into the extent of consumer interest in a project as well as provide a measure of value.  This information, however, must be analyzed carefully due to the varying laws and practices in different markets.

Corus, of course, adheres to Federal law that requires appraisals of all projects. However, management believes that the appraisal process is fraught with danger, so senior management also routinely inspects sites and nearby comparable condominium projects personally.  In addition, management focuses very intensively on internally maintained databases to study the reasonableness of sales and absorption estimates. The internal databases provide information on a market-by-market basis providing loan officers with the ability to compare a proposed project to other closed loans or loan requests in the same market. This is extremely valuable information. Finally, Corus utilizes the wealth of publicly available information on other condominium projects’ sales and listing prices.

Regardless of how confident management is about what a project might be worth today, or how quickly it might sell out, future economic events can render those estimates meaningless. To mitigate the risk of loss, Corus underwrites senior loan exposure on condominium projects to be between approximately 55% and 65% of the estimated aggregate sell-out price of the units. This acknowledges the uncertainty inherent in estimates and provides somewhat of a cushion against market deterioration. Presales, cited above as an indicator of value and absorption, are also relevant as a source of repayment.  In particularly “hot” markets, Corus routinely requires both the highest presale requirements and the largest down payment requirements to ensure that the presale buyers are serious. In the event of a highly distressed situation, where even presale buyers are walking away from projects, we will hopefully be able to use presale deposits to reduce loan exposure.

Conversion Loans

Conversion loans typically finance the conversion of existing apartments into condominiums.  In some cases, conversion projects include such extensive renovation that management believes the loan is more appropriately categorized as a construction loan.  In those cases, management will classify the loan as such.

Conversion loans have characteristics that in some ways make them safer than construction loans, while in other ways they may be more risky (importantly, every project and every loan is different and caution should be used in applying absolutes to the risks associated with any loan).  On the one hand, conversion loans can be safer than construction loans since conversion loans can be brought to market much more quickly, making the length of time they are subject to market risk shorter. Of course, this comparison is to construction loans without presales; presales can change the amount of market risk we undertake materially.  On the other hand, conversion loans can be riskier than construction loans since the buildings are often not as well located and, as a result, potentially less attractive assets in the face of a market downturn.  In the event of a severe market downturn, new construction projects may well continue to have some residual appeal to the few buyers left in the market, while converted apartments may not.

Construction Risk -

Construction Risk, as described above, is not present in conversion loans to the same degree as construction loans. Corus focuses on the conversion of relatively new apartment projects into condominiums, so there is relatively little construction involved.  As mentioned above, if extensive renovations are planned, management would likely classify a conversion loan as construction to more accurately reflect the relative risk characteristics.

Market Risk -

The Market Risk discussion above is as applicable to conversion loans as it is to construction loans. Corus underwrites conversion loans at loan-to-value ratios comparable to construction loans.  In addition, management routinely includes terms in loan agreements requiring that certain sale thresholds be met in order to avoid an event of default. This feature helps ensure that in a downturn, Corus can revisit the terms of a loan sooner rather than later, hopefully while the sponsor still feels relatively optimistic about the project.

Importantly, with conversion loans, Corus attempts to avoid situations where a local municipality has discretionary authority to deny the right to convert an apartment project into condominiums. If local municipality approval is required, Corus would require the approval prior to closing. Finally, similar to construction loans, there is a focus during the underwriting process on capital structure.  This is an attempt to try to ensure that there is a party with enough money at risk, subordinate to Corus, to continue to support the project in a downturn.

Personnel and Related Matters

Assessing risk is as much an art as it is a science.  In that regard, an experienced and highly capable loan officer group is critical to the Company’s success.  The 16 most senior commercial real estate loan officers have, on average, 16 years of experience in commercial real estate lending.  A commission program has been devised that compensates officers for success, but holds back much of their pay for many years, during which time it is at risk of loss in the event any of their loans fail to perform (refer to “Long-Term Incentive Plan – Awards in Last Fiscal Year” included on page 18 of the Proxy Statement for additional information).

Robert J. Glickman (Chief Executive Officer), Michael G. Stein (Executive Vice President - Commercial Lending), and Timothy J. Stodder (Senior Vice President – Commercial Lending) are deeply involved in every major aspect of the lending process.  This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans.  Corus is able to maintain this level of executive attention by focusing on larger transactions. The average loan size for loans originated in 2005 was approximately $56 million (refer to pages 53 and 54 of the 2005 Annual Report, incorporated herein by reference, for information about 2005 loan originations and a listing of loans by size).

Deposit Gathering

With respect to retail banking, the Bank has 11 branches in the Chicago metropolitan area.  Through these branches, Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services.  Corus markets its deposit products nationwide using competitive rates to attract depositors.  These depositors are serviced through a combination of Corus’ call center personnel and an internet-based system.  As of December 31, 2005, approximately 60% of Corus’ deposits, excluding brokered certificates of deposit, were from customers outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  Total retail deposits consisted of approximately 160,000 accounts.

Servicing the Check Cashing Industry

Finally, Corus provides clearing, depository, and credit services to over 500 check cashing industry locations in the Chicago area and over 20 in Milwaukee, Wisconsin.

Segment Information

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

With regard to the Company’s largest business, commercial real estate lending, management believes it maintains a competitive edge in various ways. First, management is willing to hold larger loans than many competitors thereby reducing the borrower’s syndication risk.  Second, a flat management structure allows for quicker decision making and execution compared to competitors. Third, management has developed a reputation for reliability that is enhanced by the involvement of senior management in every transaction. Finally, management is able to customize transactions to meet customer needs.

Employees

At December 31, 2005, Corus employed a total of 519 full-time equivalent persons, consisting of 126 executives, management, and supervisory personnel and 393 staff, clerical, and secretarial employees.

Supervision and Regulation

General

Corus and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Depository institutions, such as national banks, and bank holding companies are also extensively regulated under federal and state law.  The effect of such statutes, regulations, and policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to bank holding companies and national banks regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, nature and amount of collateral for loans, and the establishment of branches as well as mergers, consolidations and dividends.  This supervision and regulation is intended primarily to protect depositors and the FDIC’s insurance fund.

The following references to material statutes, regulations and guidance affecting Corus and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes, regulations and guidance. Any change in applicable law, regulations or guidance may have a material effect on the business or operations of Corus and its subsidiaries. The operations of Corus and its subsidiaries may also be affected by changes in the policies of various regulatory authorities.  Corus cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings.

Bank Holding Company Act of 1956, as amended (the “Act”)

Corus is a bank holding company within the meaning of the Act, and is registered as such with the Federal Reserve Board.  Under the Act, bank holding companies and their nonbank subsidiaries are subject to the regulation, supervision and examination of the Federal Reserve Board and bank holding companies are required to file periodic financial reports with the Federal Reserve Board.  The Federal Reserve Board has broad powers to enforce federal banking laws applicable to bank holding companies, including through the imposition of civil money penalties and cease and desist orders for violations of law or practices that are unsafe or unsound.  The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before 1) acquiring, merging with, or consolidating into another bank holding company, 2) acquiring substantially all the assets of any bank, or 3) acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, unless the company engages exclusively in activities that are found by the Federal Reserve Board to be “so closely related to banking . . . as to be a proper incident thereto.”  Also, a bank holding company’s nonbank activities must be limited to activities that meet the above-quoted standard.

Source of Strength Doctrine

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks and, under appropriate circumstances, to commit resources to support its subsidiary banks.  This support may be required at a time when a bank holding company may not have the resources to provide it or would choose not to provide it.

Illinois Banking Law

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

General Safety and Soundness

The Bank is supervised, examined, and regulated by the OCC under the National Bank Act.  National banks are required to report periodically to the OCC regarding their financial condition.  The OCC has broad powers to enforce federal banking laws applicable to national banks, including through the imposition of civil money penalties and cease and desist orders for violations of law or practices that are unsafe or unsound.

The OCC administers various laws and regulations designed to ensure the safe and sound operation of national banks.  Among these are laws and regulations restricting affiliate transactions.  Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates.  Transactions covered by these provisions, which include bank loans and other extensions of credit to affiliates, bank purchases of assets from affiliates, and bank sales of assets to affiliates, must be on arm’s length terms, cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute.  For these purposes, an affiliate includes the bank’s parent bank holding company, the holding company’s nonbank subsidiaries, other companies it is deemed to control and certain other companies. As a result, these provisions materially restrict the ability of the Bank to fund its affiliates, including Corus.

Other safety and soundness laws, regulations and guidance address the activities of the Bank, including commercial lending.  In January 2006, the OCC and other federal bank regulatory agencies proposed new interagency guidance regarding heightened risk management requirements for depository institutions that have a high concentration of commercial real estate loans on their balance sheets.  If finalized as proposed, the new guidance would require such institutions to have in place risk management practices and capital levels appropriate to the risk associated with these concentrations.  The proposed guidance also indicates that such institutions may be subject to greater supervisory scrutiny.  While the guidelines have not yet been published, and may therefore undergo changes before being finalized, in their current form the Company would qualify as an institution with “commercial real estate concentrations.”  The Company is currently reviewing all aspects of its business and lending practices relative to the proposed new guidance. With that said, at the present time the Company believes it is already in compliance with all material aspects of the guidance. Further, the Company does not believe this guidance, if adopted in its current form, would have any adverse affect on its current commercial real estate loan strategy.

FDIC Deposit Insurance

The deposits of the Bank are insured by the FDIC up to legal limits, and the Bank is subject to FDIC deposit insurance assessments.  Under the FDIC’s risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories.  Such classification is based upon the institution’s capital level and upon certain supervisory evaluations of the institution by its primary federal banking regulator.  The Bank’s FDIC deposit insurance cost for 2006 will be approximately 0.01% of deposits.  The FDIC may adjust insurance assessment rates under certain circumstances.

In February 2006, comprehensive deposit insurance reform legislation was enacted. Under this legislation, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) will be merged into a single Deposit Insurance Fund (“DIF”), deposit insurance for certain retirement accounts will increase from $100,000 to $250,000, deposit insurance limits for accounts will be subject to an indexing mechanism for future increases in coverage limits, and the fixed 1.25% reserve ratios for BIF and SAIF under current law will be replaced by a reserve ratio for DIF which will be set annually by the FDIC within a reserve ratio range of between 1.15% and 1.50%. The legislation also authorizes the FDIC to revise the current risk-based deposit insurance premium assessment system and to prescribe DIF restoration plans in the event that the DIF reserve ratio were to fall below 1.15%. Finally, the legislation authorizes certain premium assessment credits and, under certain circumstances, requires certain DIF dividends. Since implementation of this legislation requires FDIC rulemaking, which is not required to be complete until November 2006, the financial impact of this legislation upon insured depository institutions, including the Bank, cannot yet be determined.

Bank Secrecy Act & USA Patriot Act

The Bank Secrecy Act (the “BSA”) imposes various recordkeeping and reporting obligations on financial institutions that are designed to combat money laundering and certain other illicit activities.  In 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), which was designed to combat money laundering and terrorist financing.  The USA Patriot Act amended the BSA to require financial institutions to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering and expanded due diligence on customers.  The Bank is subject to the BSA, as amended, and has adopted a compliance program that includes policies and procedures designed to ensure ongoing compliance with the BSA and the USA Patriot Act, training of all appropriate personnel, daily coordination and monitoring by a designated person, and independent testing of compliance.

The USA Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  In April 2005, the OCC and the other federal bank regulatory agencies issued interagency guidance under the BSA requiring heightened due diligence by depository institutions of existing and prospective “money services business” customers, which include check cashers and companies engaged in certain other businesses.  The additional due diligence requirements are intended to address the regulators’ view that money services businesses raise particular money laundering and terrorist financing concerns.  As indicated above, the Bank provides services to check cashers and as such is subject to the requirements of the new guidance.  Corus has reviewed its procedures relative to the new guidance and does not believe this guidance will have any material adverse affect on the Company’s operations relating to servicing the check cashing industry.

Capital Adequacy

The Federal Reserve Board, the OCC and the other federal bank regulatory agencies have established risk-based capital guidelines to provide a fair and consistent framework for assessing the adequacy of the capital of bank holding companies and depository institutions (collectively, “banking institutions”).  These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities.  These guidelines require banking institutions to maintain capital based on the credit risk of their operations, both on- and off-balance sheet.  Assets are assigned broad risk categories.  The aggregate dollar value of each category is multiplied by a risk weight associated with that category.  Off-balance sheet items are converted into on-balance sheet assets using credit conversion factors and are risk-weighted using the same system.

Failure to comply with these guidelines can result in severe limits on a banking institution’s activities and other restrictions and adverse consequences.  For a national bank, the adverse consequences include limits on the payment of dividends.  The minimum capital ratios established by the guidelines are based on both Tier 1 and Total capital to total risk-based assets. In addition to the risk-based capital requirements, the Federal Reserve Board, the OCC and other federal bank regulatory agencies require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines.

Interstate Banking

The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits bank holding companies that are adequately capitalized and managed to acquire banks located in any state, subject to certain statewide and nationwide deposit concentration limits.  States may prohibit acquisition of banks that have not been in existence for at least five years.  Interstate branching under Riegle-Neal permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions and limits.

Gramm-Leach-Bliley Act of 1999

The enactment of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the Act, providing a new regulatory framework applicable to financial holding companies (“FHCs”), which are bank holding companies that meet certain qualifications and make an election to become FHCs.  The Federal Reserve Board regulates, supervises and examines FHCs, as it does all bank holding companies.  However, insurance and securities activities conducted by an FHC or its nonbank subsidiaries are regulated primarily by functional regulators. While aware of the flexibility provided to FHCs, Corus has, for the time being, decided not to become an FHC. The activities of bank holding companies that are not FHCs will continue to be regulated by and limited under the Act.

Subject to certain exceptions, the GLB Act also prohibits a financial institution from disclosing non-public personal information about a consumer to unaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the disclosure.  The Federal Reserve Board, the OCC and the other federal bank regulatory agencies have issued regulations implementing notice requirements and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to unaffiliated third parties.  The regulations include an obligation to safeguard such information.

Dividend Restrictions

Various statutory and regulatory provisions limit the amount of dividends that may be paid by the Bank without regulatory approval.  The approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year would exceed the total of the bank’s net income for the current year plus the retained net income (as defined and interpreted by regulation) for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, a national bank can pay dividends only to the extent of its undivided profits.

If, in the opinion of a federal bank regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require that such institution cease and desist from such practice.  The OCC and the FDIC have indicated that paying dividends that would deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound practice. Moreover, under the Federal Deposit Insurance Act, an insured depository institution may not pay any dividend if payment would cause it to become less than “adequately capitalized,” or if it is in default in the payment of an assessment due to the FDIC.  Also, the federal bank regulatory agencies have issued policy statements that provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

Access to Reports

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the Company’s Web site at www.corusbank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers

The information regarding the Company’s executive officers in Item 10 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, ability to pay dividends on its common stock, and the market price of its common stock. These risks, among others, include:

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance.

The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowing.  These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies. Fluctuations in interest rates may also affect the demand by customers for the Company’s products and services. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

The Company’s Allowance for Credit Losses may prove to be insufficient to absorb potential losses in the loan portfolio.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements.  The most critical of these estimates is the level of the Allowance for Credit Losses.  Due to the uncertainties inherent in the estimation of the appropriate level of the Allowance for Credit Losses, Corus may sustain credit losses that are greater, perhaps significantly, than the provided allowance. This would in turn most likely require that Corus make significant provision for loan loss charges that would, all else being equal, reduce earnings.

The Company’s focus on condominium lending and geographic concentration could adversely affect the Company’s operations.

Corus has a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings.  At December 31, 2005, approximately 91% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while Corus’ loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas in Florida and California, New York City, and the Washington, D.C. metropolitan area. While the Company believes that its underwriting guidelines are conservative, the occurrence of adverse events or economic deterioration impacting markets or property type categories in which the Company has concentrations may have a more significant adverse effect upon its financial condition than if the loan portfolio were more diverse.

The Company may be unable to attract and retain sufficient cost-effective funding.

Virtually all of the Company’s funding comes from traditional deposit products.  The recent growth in deposits is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates.  At December 31, 2005, approximately 60% of the Bank’s $6.9 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois.  By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  The retention of existing deposits continues to be a major focus of the Company.  While the results to date have been encouraging, there are no guarantees that the Bank will be able to continue to attract deposits nor that account retention will remain high over the long term.

The Company is a bank holding company, and its sources of funds are limited.

The Company is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state laws, regulations, and policies. Cash available to cover holding company payments, including dividends to stockholders of the Company, has historically been largely derived from dividends paid by the Bank to the holding company. However, more recently the Company’s primary funding source has been the issuance of a form of long-term debt commonly referred to as “Trust Preferred” securities.

The Trust Preferred securities were issued by Corus’ unconsolidated subsidiary trusts, the proceeds of which were used to purchase Debentures from Corus with terms comparable to the Trust Preferred securities. The debt appears on Corus’ financial statements as “Long-Term Debt — Subordinated Debentures.”  While the issuance of Trust Preferred securities has been a reliable source of capital in the recent past, there is no assurance that it will be available in the future. (Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 43-71 of the 2005 Annual Report under the captions “Long-Term Debt – Subordinated Debentures” and “Liquidity and Capital Resources” for a more detailed discussion of the these securities.)

Importantly, dividends by the Bank to the holding company are subject to various regulatory limitations.  At December 31, 2005, the total amount of the Bank’s retained earnings available for dividends without prior regulatory approval and maintaining well-capitalized status was $180.7 million.

As a function of the foregoing, the Company’s ability to pay dividends to shareholders may be restricted.

The Company operates in a heavily regulated environment.

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject to regulation by the Federal Reserve, the FDIC, the OCC, and the Securities and Exchange Commission. The Company’s success depends not only on competitive factors but also on federal and state laws, regulations, and policies affecting banks and bank holding companies. The ultimate effect of any changes to the rules that impact financial institutions cannot be predicted.  Regulations may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the Financial Accounting Standards Board, the Securities and Exchange Commission, and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of Corus’ consolidated financial statements.  These changes can be hard to predict and can materially impact how Corus records and reports its financial condition and results of operations.  In some cases, Corus could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Ownership of Corus’ outstanding common shares is concentrated in the Glickman Family

Approximately 50% of the Company’s outstanding common shares are owned by the Chief Executive Officer, Robert J. Glickman, and his immediate and extended family (the “Glickman Family”).  The Glickman Family’s interest in retaining their investment in the Company may be highly dependent on Robert J. Glickman’s ability to continue his role as Chief Executive Office of the Company.  As a result, any change in Robert J. Glickman’s role as Chief Executive Officer of the Company could have a material adverse effect on Corus’ business, financial condition, results of operation and ultimately the market price of Corus’ common stock.

In addition, the Glickman Family, acting together, has the ability to significantly influence the election and removal of the Company’s Board of Directors, as well as the outcome of any other matters to be decided by a vote of shareholders.  This concentration of ownership could delay, prevent or result in a change in control of the Company, even when a change in control may or may not be perceived by some, as being in the best interests of the Company’s shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Price Range of Common Stock

Corus’ common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol: CORS.  The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 39 of the 2005 Annual Report, which is incorporated herein by reference.

Approximate Number of Equity Security Holders

The Company had over 14,000 shareholders as of February 21, 2006 including 292 shareholders of record and approximately 13,800 shareholder accounts maintained through brokers.

Dividends on Common Stock

Quarterly cash dividends per common share for the last two years are included on page 39 of the 2005 Annual Report, which is incorporated herein by reference.  Dividends were declared and paid on a quarterly basis.  The declaration of dividends is at the discretion of Corus’ Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.  Additionally, the payment of dividends is subject to statutory restrictions (see Note 13 on page 33 of the Notes to Consolidated Financial Statements) and restrictions arising under the terms of the Company’s Trust Preferred securities offerings (see note 7 on page 23 and 24 of the Notes to Consolidated Financial Statements).

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2005	11,000	$53.14	11,000	863,500
November 1-30, 2005	20,800	$55.90	20,800	842,700
December 1-31, 2005	—	$—	—	842,700
Total	31,800	$54.94	31,800	842,700

On April 21, 2004, Corus’ Board of Directors approved a new program to repurchase up to 1,000,000 common shares of Corus stock.  The program expires in April 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to pages 72 and 73 of the 2005 Annual Report, incorporated herein by reference, for selected financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 43 through 71 of the 2005 Annual Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Market Risk Management” on pages 66 and 67 of the 2005 Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm on pages 10 through 40 of the Company’s 2005 Annual Report.

Supplementary Statistical Data

Pages 12 through 17 contain supplementary statistical data provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies.  This data should be read in conjunction with Corus’ Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto of the 2005 Annual Report, which is incorporated by reference into Item 7 of this report.

Securities Portfolio

Carrying Value of Securities by Category

The carrying values of securities held by Corus were as follows:

	December 31

(in thousands)	2005	2004	2003

Available-for-sale
U.S. Government and agencies	$3,228,016	$427,687	$206,739
Corporate debt securities	—	—	28,191
Common stocks	184,541	219,099	188,844
Mortgage backed securities	—	3,240	5,046
Other	15,611	16,599	4,086

Total	$3,428,168	$666,625	$432,906

Held-to-maturity
State and municipal	$—	$600	$1,100
Mortgage backed securities	—	94	182
Other	14,470	11,650	10,462

Total	$14,470	$12,344	$11,744

Maturities of Securities

The scheduled maturities by security type as of December 31, 2005 were as follows:

(in thousands)	One year or less	After ten years	Not due at a single maturity	Total

U.S. Government and agencies	$3,228,016	$—	$—	$3,228,016
Common stocks	—	—	184,541	184,541
Other	—	2	30,079	30,081

Total	$3,228,016	$2	$214,620	$3,442,638

The weighted-average yields for each range of maturities of securities at December 31, 2005 were as follows:

	One year or less	After ten years	Not due at a single maturity	Total

U.S. Government and agencies	4.07%	—%	—%	4.07%
Common stocks	—	—	4.51	4.51
Other	—	4.45	5.73	5.73

Actual maturities may differ from those scheduled due to prepayments from issuers.  Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only.  Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

Loan Portfolio

Classification of Loans

Corus’ loans were as follows:

	December 31

(in thousands)	2005	2004	2003	2002	2001

Commercial real estate:
Senior construction	$2,157,955	$1,101,973	$1,005,206	$531,612	$515,002
Senior non-construction	2,114,037	1,419,670	1,207,015	989,146	675,526
Mezzanine	132,432	111,278	53,790	32,092	39,223
Commercial	84,381	109,582	98,621	87,631	94,015
Residential real estate and other	35,706	51,325	69,139	101,488	151,479

Total	$4,524,511	$2,793,828	$2,433,771	$1,741,969	$1,475,245

Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2005:

(in thousands)	One year or less	From one to five years	After five years	Total

Commercial real estate:
Senior construction	$667,612	$1,490,343	$—	$2,157,955
Senior non-construction	515,382	1,598,149	506	2,114,037
Mezzanine	35,403	97,029	—	132,432
Commercial	45,240	37,330	1,811	84,381

Of the loans maturing after one year, $103.2 million have fixed rates and $3.1 billion have floating or adjustable rates.

Risk Elements in the Loan Portfolio

Past Due, Nonaccrual, and Restructured Loans were as follows:

	December 31

(in thousands)	2005	2004	2003	2002	2001

Loans past due 90 days or more still accruing interest	$702	$6,021	$1,809	$2,454	$5,939
Less guaranteed student loans	(158)	(346)	(573)	(806)	(1,721)

Net loans past due 90 days or more	544	5,675	1,236	1,648	4,218
Nonaccrual loans	73	76	7,896	4,808	1,520
Restructured loans	14,727	23,479	6,436	62	62

Total	$15,344	$29,230	$15,568	$6,518	$5,800

Loan Concentrations
As of December 31, 2005, 87% of Corus’ outstanding commercial real estate loans (91% of total commitments) were collateralized by condominium buildings in major metropolitan areas.  Refer to pages 54 and 55 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report, which are incorporated herein by reference, for a breakdown of loans by size, collateral type, and geographic distribution.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Year Ended December 31

(in thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$32,882	$36,448	$36,629	$40,457	$39,601
Provision for credit losses	6,000	—	—	—	—
Less charge-offs:
Commercial real estate	—	—	—	—	—
Commercial - check cashing	(500)	(13)	(1,632)	(3,227)	—
Commercial - other	(4)	—	—	—	(4)
Residential real estate and other	(423)	(652)	(1,663)	(2,830)	(3,628)

Total charge-offs	(927)	(665)	(3,295)	(6,057)	(3,632)

Add recoveries:
Commercial real estate	—	—	—	17	10
Commercial - check cashing	218	—	682	—	—
Commercial - other	—	—	191	8	3
Residential real estate and other	1,567	2,099	2,241	2,204	4,475

Total recoveries	1,785	2,099	3,114	2,229	4,488

Net (charge-offs)/recoveries	858	1,434	(181)	(3,828)	856
Reclassification to reserve for loan losses related to unfunded commitments	—	(5,000)	—	—	—
Additions charged to operations	—	—	—	—	—

Balance at end of year	$39,740	$32,882	$36,448	$36,629	$40,457

Net (charge-offs)/recoveries as a percentage of average loans outstanding	0.02%	0.06%	(0.01)%	(0.24)%	0.05%

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:

	December 31

(in thousands)	2005	2004	2003	2002	2001

Commercial real estate:
Senior construction	$15,107	$10,668	$21,431	$17,715	$13,642
Senior non-construction	14,695	7,847	7,537	7,961	11,516
Mezzanine	3,941	1,077	496	367	553
Commercial	769	339	353	343	44
Residential real estate and other	1,231	3,486	4,295	8,483	9,799
Unallocated	3,997	9,465	2,336	1,760	4,903

Total	$39,740	$32,882	$36,448	$36,629	$40,457

The unallocated balance is supported by management’s view that, in spite of efforts to create a formulaic methodology for determination of the Allowance for Loan Losses, all inherent losses in the portfolio may not be completely captured by this process.  This portion of the reserve analysis involves the exercise of judgment and reflects management’s assessment of various economic and industry trends.

Loan Portfolio Composition

The composition of the loan portfolio was as follows:

	December 31

	2005	2004	2003	2002	2001

Commercial real estate:
Senior construction	48%	39%	41%	30%	35%
Senior non-construction	46	51	50	57	46
Mezzanine	3	4	2	2	3
Commercial	2	4	4	5	6
Residential real estate and other	1	2	3	6	10

Total	100%	100%	100%	100%	100%

Deposits

The following table presents the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2005.  The schedule also provides a breakdown between retail certificates of deposit and brokered certificates of deposit.

(in thousands)	Total	Retail	Brokered

Maturing within 3 months	$564,438	$549,617	$14,821
After 3 but within 6 months	758,810	700,079	58,731
After 6 but within 12 months	893,996	869,364	24,632
After 12 months	306,239	15,454	290,785

Total	$2,523,483	$2,134,514	$388,969

Return on Equity and Assets

The following table presents certain ratios relating to Corus’ equity and assets:

	December 31

	2005	2004	2003

Return on average total assets	2.1%	2.4%	2.0%
Return on average common shareholders’ equity	21.8	17.4	11.6
Dividend payout ratio	28.4	35.6	39.9
Average equity to average total assets	9.5	13.9	16.9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 42 of the Annual Report and is incorporated herein by reference.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of Corus’ internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 41 of the Annual Report and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Corus (including the identification of the financial expert serving on the Audit Committee) is incorporated herein by reference from pages 3 through 6 of the 2006 Proxy Statement.  For Executive Officers (defined as all individuals on the subsidiary bank’s Board of Directors), the following table provides each individual’s name, number of years with the Company, age, principal occupation over the past five years (Executive Vice President – EVP; Senior Vice President – SVP; First Vice President – FVP; Vice President – VP), and the years each position was held.

Executive Officers of the Registrant

Name and (years with Company)	Age	Principal Occupation for Past Five Years	Years

Robert J. Glickman (36)(a)	59	President and Chief Executive Officer	1984 - Present

Randy P. Curtis (8)	47	EVP, Retail Banking	2005 - Present
		SVP, Retail Banking	1997 - 2004

Michael G. Stein (14)	45	EVP, Commercial Lending	1996 - Present

Tim H. Taylor (17)	41	EVP and Chief Financial Officer,	1998 - Present
		Secretary, and Treasurer

Michael E. Dulberg (6)	40	SVP and Chief Accounting Officer	2004 - Present
		FVP and Chief Accounting Officer	2000 - 2004

Michael W. Jump (14)	61	SVP, Operations	2000 - Present

Terence W. Keenan (15)	60	SVP, Commercial Lending	1990 - Present

Richard J. Koretz (14)	42	SVP, Finance	2000 - Present

Joel C. Solomon (8)	51	SVP, Commercial Lending	1997 - Present

Lori B. Neiman (5)	41	FVP, Commercial Lending	2005 - Present
		VP, Commercial Lending	2000 - 2004

Daniel A. Niedermeyer (16)	40	FVP, Consumer Lending/Operations	2001 - Present
		VP, Consumer Lending	1995 - 2001

(a) Robert J. Glickman is the son of Joseph C. Glickman, the Chairman of the Board of Corus.

All positions held on the previous table are as officers of Corus Bank, N.A. except Robert J. Glickman, Michael G. Stein, Tim H. Taylor, Randy P. Curtis, Michael E. Dulberg and Richard J. Koretz who are also officers of the Company.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from page 25 of the 2006 Proxy Statement.

Code of Ethics for Principal Officers

Corus has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  The text of the code of business conduct and ethics is available through the Investor Relations section of the Corus website at www.corusbank.com.  Additional information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from page 29 of the 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the material under the caption “Executive Compensation” on pages 16 through 21 of the 2006 Proxy Statement.  Information regarding the compensation of directors on page 5 of the 2006 Proxy Statement is incorporated herein by reference.  The information in “Compensation Committee Report on Executive Compensation” and “Performance Graph” is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the material under the headings “Principal Shareholders” and “Security Ownership of Directors and Management” on pages 2 and 3 of the 2006 Proxy Statement.

Information regarding Corus’ securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material under the heading “Equity Compensation Plan Information” on page 21 of the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference from the material under the heading “Certain Relationships and Related Transactions” on page 25 of the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accountant Fees and Services is incorporated herein by reference from the material under the heading “Appointment of Independent Public Accountants” on page 7 of the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm are incorporated herein by reference from the following pages of the registrant’s 2005 Annual Report:

(b)	Exhibits:

	3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated August 4, 2005.

	3(ii)	Amended and Restated By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004.

	4.1	Form of Junior Subordinated Debt Securities Indenture(1)

	4.2	Form of Amended and Restated Declaration of Trust(1)

	4.3	Form of Guarantee Agreement(1)

	4.4	Summary Schedule of Subordinated Debentures(1)

	4.5	Loan Agreement between Corus Bankshares, Inc. and LaSalle Bank, N.A. dated June 26, 2001 and First through Sixth Amendments(1)

	4.6	Pledge and Security Agreement between Corus Bankshares, Inc. and LaSalle Bank, N.A. dated June 26, 2001(1)

	10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 10.2 to the Form 10-Q filing dated November 9, 2005. (2)(3)

	10.2	The 1999 Stock Option Plan is incorporated herein by reference from Form S-8 filing dated April 30, 1999. (2)

	10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 16, 2005. (2)

10.4

Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 16, 2005. (2)

10.5

Form of Change of Control Agreement between the Company and certain of its officers from time to time is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated December 5, 2005. (2)

10.6	Summary description of compensation for directors is incorporated herein by reference from Exhibit 10.1 to the Form 10-Q filing dated November 9, 2005. (2)

10.7	Summary of Executive Compensation is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated December 5, 2005. (2)

11	Computation of Net Income Per Share is incorporated herein by reference from page 35 of the registrant’s 2005 Annual Report (1)

13

Registrant’s 2005 Annual Report (excluding the portions that are not specifically incorporated by reference in this Annual Report on Form 10-K appearing on pages 1 through 9 and 74 through 76 of the 2005 Annual Report) (1)

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

March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH C. GLICKMAN	Chairman of the Board of Directors	March 14, 2006

Joseph C. Glickman

/s/ ROBERT J. GLICKMAN	President, Chief Executive Officer, & Director	March 14, 2006

Robert J. Glickman

/s/ TIM H. TAYLOR	Executive Vice President & Chief Financial Officer	March 14, 2006

Tim H. Taylor

/s/ MICHAEL E. DULBERG	Senior Vice President & Chief Accounting Officer	March 14, 2006

Michael E. Dulberg

/s/ ROBERT J. BUFORD	Director	March 14, 2006

Robert J. Buford

/s/ KEVIN R. CALLAHAN	Director	March 14, 2006

Kevin R. Callahan

/s/ RODNEY D. LUBEZNIK	Director	March 14, 2006

Rodney D. Lubeznik

/s/ MICHAEL J. MCCLURE	Director	March 14, 2006

Michael J. McClure

/s/ PETER C. ROBERTS	Director	March 14, 2006

Peter C. Roberts