Form 10-Q
period 2006-03-31
CORUS BANKSHARES INC
filed 2006-05-05
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-6136

CORUS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0823592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois	60613-2431
(Address of principal executive offices)	(Zip Code)

(773) 832-3088
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☒                     Accelerated filer ☐                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 30, 2006, the Registrant had 27,973,094 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)	March 31 2006	December 31 2005	March 31 2005

	(Unaudited)		(Unaudited)
Assets
Cash and due from banks – non-interest bearing	$93,281	$133,351	$89,981
Federal funds sold	460,500	325,000	1,410,600

Cash and Cash Equivalents	553,781	458,351	1,500,581
Securities:
Available-for-sale, at fair value
Common stocks (cost $110,042, $110,586 and $130,152)	189,213	184,541	203,326
U.S. Government and agencies (amortized cost $3,748,725, $3,234,257 and $841,655)	3,743,236	3,228,016	829,156
Other securities (amortized cost $16,215, $15,039 and $13,109)	17,001	15,611	20,362
Held-to-maturity, at amortized cost (fair value $14,495, $14,470 and $11,933)	14,495	14,470	11,931

Total Securities	3,963,945	3,442,638	1,064,775
Loans, net of unearned income	4,685,437	4,524,511	3,006,345
Less: Allowance for loan losses	42,546	39,740	33,076

Net Loans	4,642,891	4,484,771	2,973,269
Premises and equipment, net	26,627	26,439	25,732
Accrued interest receivable and other assets	40,707	42,018	29,067
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$9,232,474	$8,458,740	$5,597,947

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$291,774	$337,399	$257,936
Interest-bearing	7,704,093	6,928,430	4,365,513

Total Deposits	7,995,867	7,265,829	4,623,449
Long-term debt – subordinated debentures	384,028	358,254	280,932
Federal funds purchased	—	41,200	—
Other borrowings	5,482	21,593	8,588
Accrued interest payable and other liabilities	120,321	82,089	80,269

Total Liabilities	8,505,698	7,768,965	4,993,238
Shareholders’ Equity:
Common stock (par value $0.05 per share, 50,000,000 shares authorized: 27,932,944, 27,924,744 and 27,808,408 shares outstanding, respectively)	1,397	1,396	1,390
Surplus	27,586	27,278	21,619
Equity – options outstanding	8,193	7,770	7,121
Retained earnings	641,550	609,334	531,231
Accumulated other comprehensive income	48,050	43,997	43,348

Total Shareholders’ Equity	726,776	689,775	604,709

Total Liabilities and Shareholders’ Equity	$9,232,474	$8,458,740	$5,597,947

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31

(in thousands, except per share data)	2006	2005

Interest, Loan Fees, and Dividend Income:
Loans:
Taxable	$122,619	$67,091
Tax-advantaged	33	34
Federal funds sold	4,458	8,048
Securities:
Taxable	37,573	5,688
Dividends	2,112	1,641
Tax-advantaged	22	24

Total Interest, Loan Fees, and Dividend Income	166,817	82,526
Interest Expense:
Deposits	76,392	27,358
Long-term debt – subordinated debentures	6,258	3,476
Other borrowings	352	143

Total Interest Expense	83,002	30,977

Net Interest Income	83,815	51,549
Provision for Credit Losses	3,000	—

Net Interest Income After Provision for Credit Losses	80,815	51,549
Noninterest Income:
Service charges on deposit accounts	2,787	2,975
Securities gains/(losses), net	(543)	2,672
Other income	553	568

Total Noninterest Income	2,797	6,215
Noninterest Expense:
Employee compensation and benefits	12,075	10,272
Net occupancy	1,036	1,005
Data processing	459	377
Depreciation – furniture & equipment	381	283
Other expenses	3,244	2,491

Total Noninterest Expense	17,195	14,428

Income Before Income Taxes	66,417	43,336
Income tax expense	23,028	15,216

Net Income	$43,389	$28,120

Net Income per Common Share:
Basic	$1.55	$1.01
Diluted	$1.50	$0.97
Cash Dividends Declared per Common Share	$0.400	$0.350
Average Common Shares Outstanding:
Basic	27,929	27,806
Diluted	29,009	28,861

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

(dollars in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	$1,396	$27,278	$7,770	$609,334	$43,997	$689,775
Net income	—	—	—	43,389	—	43,389
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	4,053	4,053

Comprehensive income						47,442

Stock options vested	—	—	479	—	—	479
Shares issued under stock option plan, 8,200 common shares	1	308	(56)	—	—	253
Cash dividends declared on common stock, $0.400 per common share	—	—	—	(11,173)	—	(11,173)

Balance at March 31, 2006	$1,397	$27,586	$8,193	$641,550	$48,050	$726,776

See accompanying notes.

THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

(dollars in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$1,390	$21,243	$6,737	$512,844	$57,377	$599,591
Net income	—	—	—	28,120	—	28,120
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	(14,029)	(14,029)

Comprehensive income						14,091

Stock options vested	—	—	445	—	—	445
Shares issued under stock option plan, 12,760 common shares	—	376	(61)	—	—	315
Cash dividends declared on common stock, $0.350 per common share	—	—	—	(9,733)	—	(9,733)

Balance at March 31, 2005	$1,390	$21,619	$7,121	$531,231	$43,348	$604,709

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31

(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,389	$28,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	—
Depreciation	562	456
Accretion of investment and loan discounts, net	(32,295)	(725)
Deferred income tax benefit	(2,634)	(498)
Securities (gains)/losses, net	543	(2,672)
Deferred compensation expense	1,878	1,315
Stock option expense	479	445
Decrease (increase) in accrued interest receivable and other assets	1,311	(10,423)
Increase in accrued interest payable and other liabilities	34,961	21,889

Net cash provided by operating activities	51,194	37,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales/maturities of held-to-maturity securities	—	413
Purchases of held-to-maturity securities	(25)	—
Proceeds from maturities of available-for-sale securities	1,273,319	200,186
Proceeds from sales of available-for-sale securities	—	5,335
Purchases of available-for-sale securities	(1,755,915)	(610,525)
Net increase in loans	(160,925)	(212,597)
Recoveries of previously charged-off loans	326	322
Purchases of premises and equipment, net	(750)	(789)

Net cash used in investing activities	(643,970)	(617,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposit accounts	730,038	532,741
Net proceeds from issuance of long-term debt – subordinated debentures	25,000	25,000
(Decrease) increase in other borrowings, net	(57,311)	1,657
Stock option exercises/settlements	253	315
Cash dividends paid on common shares	(9,774)	(8,690)

Net cash provided by financing activities	688,206	551,023

Net increase (decrease) in cash and cash equivalents	95,430	(28,725)
Cash and cash equivalents at January 1	458,351	1,529,306

Cash and cash equivalents at March 31	$553,781	$1,500,581

See accompanying notes.

1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ consolidated financial statements for the three years ended December 31, 2005 included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim period may not be indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current presentation.

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Corus adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the fair-value method, compensation cost for stock-based compensation is recognized over the vesting period of the instrument based on the fair value as determined at the grant date. No adjustments to expense are recorded to reflect any changes in fair value subsequent to the grant date. Exercises, in general, result in no additional expense and compensation expense is never recognized for options forfeited prior to vesting. Effective January 1, 2006 Corus adopted the provisions of SFAS 123(R) using the modified prospective method. Under the modified prospective method, changes required under SFAS 123(R) need only be applied to new awards and to awards modified, repurchased, or cancelled after the effective date and accordingly, prior periods have not been adjusted. See Note 8 of the Notes to Consolidated Financial Statements for further information.

3.	Derivatives

Corus’ use of derivatives was essentially limited to interest rate swaps which converted fixed rate brokered certificates of deposit to floating rate. Notional amounts totaled $340.0 million and $411.0 million as of March 31, 2006 and 2005, respectively. The swaps qualify for the “shortcut method” as defined by Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As such, Corus has not recorded, and does not anticipate recording, any income statement impact from the associated mark-to-market adjustments.

4.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $384.0 million as of March 31, 2006. The stated maturities of the instruments range from 2033 through 2036. Interest and fees included in interest expense totaled $6.3 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of March 31, 2006, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.

5.	Other Borrowings

Corus has a revolving line of credit for up to $100 million at an interest rate of LIBOR plus 140 basis points with interest payments due quarterly. A fee at an annual rate of 25 basis points of the average unused commitment is also due quarterly. The line of credit matures on November 30, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank. The line of credit is intended to be available to the holding company to fund commitments it has with respect to loan participations entered into with the Bank. As of March 31, 2006, the line of credit had a balance of $5.2 million.

Loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of March 31, 2006.

6.	Net Income Per Share

          Net income per share was calculated as follows:

	Three Months Ended March 31

(in thousands, except per-share data)	2006	2005

Denominator for basic earnings per share:
Average common shares outstanding	27,929	27,806
Dilutive common stock options	1,080	1,055

Denominator for Diluted Earnings Per Share	29,009	28,861

Numerator: Net income attributable to common shares	$43,389	$28,120
Net income per share:
Basic	$1.55	$1.01
Diluted	$1.50	$0.97

7.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan.  No contributions were made for the three months ended March 31, 2006 and 2005, and Corus expects to make no contributions to the plan for the remainder of 2006.

Net periodic benefit cost was comprised of the following:

	Three Months Ended March 31

(in thousands)	2006	2005

Service cost	$325	$243
Interest cost	419	379
Expected gain on plan assets	(428)	(429)
Net amortization and deferral	84	29

Net Periodic Benefit Cost	$400	$222

8.	Equity Compensation Plans

Corus utilizes its stock to compensate employees under the 1990 Stock Option Plan and the 1999 Stock Option Plan (together, the “Stock Option Plans”) and the Commission Program for Commercial Loan Officers (the “CLO Program”). These plans are described more fully below.

Stock Option Plans  Options to purchase Corus’ common stock have been granted to employees under the  Stock Option Plans at prices equal to the fair market value of the underlying stock on the dates the options were granted.  The options vest 20% per year, over a five-year period, and expire in 10 years.  At March 31, 2006, there were 291,150 shares available for grant.  The Company did not grant options to purchase Corus’ common stock during either the three months ended March 31, 2006 or 2005.

For the periods ended March 31, 2006 and 2005, stock option expense totaled $480,000 and $445,000, respectively, with a resulting tax benefit for the same two periods of $170,000 and $161,000, respectively.  The expense was based on the fair value of options granted calculated using the Black-Scholes valuation model.

A summary of the changes in stock options outstanding for the three months ended March 31, 2006 is presented below:

	2006

Three Months Ended March 31 (in thousands, except exercise price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Beginning Options Outstanding	1,479	$23.93
Grants	—	—
Exercises/Settlements	(8)	18.32

Ending Options Outstanding	1,471	$23.96	5.5 years	$52,187

Exercisable at March 31	949	$18.56	4.4 years	$38,807

The following table provides additional details regarding exercises of stock options for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31

(in thousands)	2006	2005

Number of options exercised	8	13
Cash received	$150	$212
Tax benefit
-Based on Black-Scholes fair value	$20	$21
-Benefit in excess of Black-Scholes fair value	$102	$104
Intrinsic Value	$348	$358

As of March 31, 2006, nonvested stock options had a grant date fair value of $3.1 million. The expense will be recorded over a weighted-average period of 2.9 years.

Commission Program for Commercial Loan Officers Corus maintains a Commission Program for its Commercial Loan Officers (the “CLO Program”).  Commissions are calculated in accordance with the formula set forth in the CLO Program.  While total commissions are expensed each year, a portion is paid in that year with the remainder held back for many years.  The commercial loan officers have various alternatives for “investing” their holdbacks including units that are each equivalent to a share of Corus common stock.  Holdbacks in Corus common stock are recorded as equity and included in capital surplus.  During the holdback period, no market adjustments are made and no additional expense is recorded.

While the commissions are held back for many years and are subject to loss in the event any of the officer’s loans fail to perform, the CLO Program does allow for the release of holdbacks in instances where an officer’s holdback is no longer considered to be at a substantial risk of forfeiture, as calculated under the CLO Program.  Upon release, Corus is entitled to a tax benefit equal to the market value of the released shares of Corus common stock.

The determination as to whether or not commissions are heldback in Corus common stock in the fourth quarter of each calendar year.  As such, no share-based compensation expense was recorded during the quarters ended March 31, 2006 and 2005.

9.	Subsequent Events

On April 18, 2006, the Board of Directors of the Company declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend.  The additional shares will be distributed on May 18, 2006 to shareholders of record at the close of business on May 1, 2006.

The pro forma earnings per share of Corus common stock, giving retroactive effect to the stock split, are as follows:

Three Months Ended March 31	2006	2005

Basic net income per share - as reported	$1.55	$1.01
Basic net income per share - after stock dividend	0.78	0.51
Diluted net income per share - as reported	$1.50	$0.97
Diluted net income per share - after stock dividend	0.75	0.49

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2006, net income was $43.4 million, or $1.50 per share on a diluted basis, compared to net income of $28.1 million, or $0.97 per share on a diluted basis, in the same period of 2005.

Earnings for the first quarter of 2006 represented annualized returns of 24.7% on average equity and 2.0% on average assets compared to 18.7% and 2.1% for the same period in 2005.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus.  The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.  For the three months ended March 31, 2006, Corus’ net interest income increased to $83.8 million compared to $51.5 million for the same period in 2005.

The increase in net interest income was primarily driven by substantial growth in average loans outstanding. Average loans outstanding for the three months ended March 31, 2006, were $4.6 billion, an increase of over $1.7 billion, or 59%, from the same period in 2005.  The growth in net interest income was also impacted by increases in loan fee income.  Loan fee income for the quarter ended March 31, 2006 was $24.2 million, a $6.6 million increase over the same period of 2005.

While average loans outstanding for the quarter increased compared to the prior year contributing to significant increases in net interest income, the NIM, which is impacted by a complex interplay of the mix of earning assets and interest-bearing liabilities, declined.  The NIM for the three months ended March 31, 2006 was 3.89%, down 13 basis points from the prior year.

The decline in the NIM reflects the fact that, while some of the increase in average assets year-over-year was attributable to higher loan balances, more than half of the increase was invested in investment securities (what we term “Liquidity Management Assets” on the accompanying NIM tables).  These investments result in effectively a zero net interest margin since they earn roughly the same amount as Corus pays for the underlying funding.  Therefore, the growth in Liquidity Management Assets relative to the increase in loans caused a decrease in the NIM.

With that said, the lower yield on Liquidity Management Assets is a direct reflection of their short term and very high quality. In order to have cash available at all times for our deposit and loan customers, the Company maintains high levels of liquid investments, in the form of high quality, short-term marketable securities and overnight loans to other major banks (i.e., Federal funds sold).  Maintaining large amounts of liquid investments is a conscious action undertaken as part of our broader strategy of enhancing the safety of our operations.

See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended March 31

	2006			2005

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$3,914,009	$42,061	4.30%	$2,080,795	$13,770	2.65%
Common stocks (2)	187,154	2,908	6.22%	215,016	2,260	4.21%
Loans, net of unearned income (3)	4,611,536	122,669	10.64%	2,896,992	67,142	9.27%

Total earning assets	8,712,699	167,638	7.70%	5,192,803	83,172	6.41%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	118,186			112,648
Allowance for loan losses	(39,974)			(32,994)
Premises and equipment, net	26,575			25,558
Other assets, including goodwill	37,770			24,106

Total Assets	$8,855,256			$5,322,121

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$4,755,378	$50,770	4.27%	$1,575,324	$11,367	2.89%
Money market deposits	1,762,678	18,974	4.31%	1,601,191	10,693	2.67%
Brokered certificates of deposit	369,980	4,606	4.98%	480,811	3,997	3.33%
NOW deposits	318,581	1,859	2.33%	292,622	1,104	1.51%
Savings deposits	149,981	183	0.49%	161,786	197	0.49%

Total interest-bearing deposits	7,356,598	76,392	4.15%	4,111,734	27,358	2.66%
Long-term debt – subordinated debentures	359,113	6,258	6.97%	260,026	3,476	5.35%
Other borrowings (4)	20,529	352	NM	10,277	143	NM

Total interest-bearing liabilities	7,736,240	83,002	4.29%	4,382,037	30,977	2.83%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	317,522			267,658
Other liabilities	100,249			70,088
Shareholders’ Equity	701,245			602,338

Total Liabilities and Shareholders’ Equity	$8,855,256			$5,322,121

Interest income and loan fees/average earning assets	$8,712,699	$167,638	7.70%	$5,192,803	$83,172	6.41%
Interest expense/average interest-bearing liabilities	$7,736,240	83,002	4.29%	$4,382,037	30,977	2.83%

Net interest spread		$84,636	3.41%		$52,195	3.58%

Net interest margin			3.89%			4.02%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)	Liquidity management assets include federal funds sold and securities other than common stocks.
Interest income on securities includes a tax equivalent adjustment of $8,000 and $10,000 for 2006 and 2005, respectively.
(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $796,000 and $619,000 for 2006 and 2005, respectively.
(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment of $18,000 for both 2006 and 2005.
(4)	Other borrowings include Federal funds purchased.

Noninterest Income

For the three months ended March 31, 2006, noninterest income decreased by $3.4 million, compared to the three months ended March 31, 2005.  The decrease primarily relates to lower security gains as described further below.

Securities Gains/(Losses), net

The following details the net securities gains/(losses) by source for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31

(in thousands)	2006	2005

Gains on common stocks (cash transactions)	$—	$1,849
Gains on common stocks (stock-for-stock)	—	810
Charge for “other than temporary” impairment	(543)	—
Mark-to-market adjustments on non-hedge derivatives	—	13

Total securities gains, net	$(543)	$2,672

Charge for “other than temporary” impairment

During the first quarter of 2006, Corus recorded a charge of $0.5 million related to “other than temporary” declines in value of a certain common stock held by Corus.  This charge was not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications.

Corus’ general practice is to recognize impairment losses on individual equity securities when the security has been in a loss position at the close of each trading day during six (6) consecutive months as of any quarter end.  The exception to this general policy would be in the event that a security suffers a rapid and material decrease in value that Corus determines to be reasonably permanent in nature.  In these cases, Corus will recognize an impairment charge at the time such determination is made.  Corus evaluates its investments for “other than temporary” declines in value on a lot-by-lot basis, meaning that if there are multiple purchases of a certain security, each purchase is evaluated individually.

Gains on common stocks

Gains on common stocks relate to Corus’ common stock portfolio of various financial industry companies.  Gains or losses are recognized when either the investment is sold or when the company is acquired, for cash or stock, by another company.  With regard to stock-for-stock transactions, there is no cash flow impact and, as a result, no tax is payable on the gain until the underlying securities are sold.

Noninterest Expense

For the three months ended March 31, 2006, noninterest expense increased by $2.8 million compared to the same period in the prior year.  The increase was primarily driven by employee compensation and benefits, which have increased due to increases in commercial loan officer commission accruals, higher staffing levels and an increase in pension expense.

In addition, with the continued growth in assets and deposits in 2006, several associated expenses increased as well.  These include higher costs for deposit insurance, postage, and the asset-based regulatory exam fee.  The increase in noninterest expense is also attributable to increases in various legal and professional fees.

The first quarter of 2006 marks the first period in which most companies will be recognizing an expense for the fair value of share-based payments.  This is the result of adopting the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”  Corus adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  As such, Corus has recognized the expense associated with the fair value of stock options since that time.  For the periods ended March 31, 2006 and 2005, stock option expense totaled $0.5 million and $0.4 million, respectively.  Effective January 1, 2006 Corus adopted the provisions of SFAS 123(R) using the modified prospective method.

As of March 31, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Option Plans.  That cost is expected to be recognized over a weighted-average period of 2.9 years.

FINANCIAL CONDITION

Common Stock Portfolio

At March 31, 2006, Corus held investments in the common stocks of 18 financial industry companies valued at $189.2 million, including net unrealized gains of $79.2 million.  These investments are included in the available-for-sale classification.  The following is a list of Corus’ holdings as of March 31, 2006:

Corporation (dollars in thousands)	Shares Held	Market Value	Percentage of Portfolio

Amcore Financial Inc.	69,100	$2,185	1.2%
Amsouth Bancorporation	466,015	12,606	6.7
Associated Banc Corp.	121,179	4,118	2.2
Bank of America Corp.	670,594	30,539	16.1
Bank of NY Co.	100,000	3,604	1.9
Citigroup Inc.	225,000	10,627	5.7
Comerica Inc.	264,300	15,321	8.1
Compass Bancshares Inc.	108,750	5,504	2.9
Fremont General Corp.	820,000	17,679	9.3
JP Morgan Chase & Co.	500,864	20,856	11.0
MAF Bancorp Inc.	204,850	8,966	4.7
Merrill Lynch & Co. Inc.	132,000	10,396	5.5
Morgan Stanley Dean Witter & Co.	82,000	5,151	2.7
National City Corp.	74,520	2,601	1.4
Regions Financial Corp.	143,554	5,049	2.7
SunTrust Banks Inc.	48,000	3,492	1.8
US Bancorp	268,870	8,200	4.3
Wachovia Corp.	398,191	22,319	11.8

Total		$189,213	100.0%

During the three months ended March 31, 2006 Corus earned $2.1 million of dividend income on the stock portfolio compared to $1.6 million during the same period of 2005.

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

At March 31, 2006, available-for-sale securities other than common stocks increased to $3.8 billion due mainly to Corus’ increased investment in short-term U.S. agency securities.  As of March 31, 2006, the entire available-for-sale portfolio with stated maturities was scheduled to mature within one year.

Loan Portfolio

The following table details the composition of Corus’ outstanding loans:

	March 31, 2006		December 31, 2005		March 31, 2005

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate:
Senior construction	$2,344,789	50%	$2,157,955	48%	$1,327,162	44%
Senior non-construction	2,115,646	45	2,114,037	46	1,422,181	47
Mezzanine	130,147	3	132,432	3	115,145	4

Total commercial real estate	4,590,582	98	4,404,424	97	2,864,488	95
Commercial	62,160	1	84,381	2	93,520	3
Residential real estate and other	32,695	1	35,706	1	48,337	2

Loans, net of unearned income	$4,685,437	100%	$4,524,511	100%	$3,006,345	100%

Commercial Real Estate Lending

Commercial real estate loans are comprised of senior construction, senior non-construction, and mezzanine loans. Senior construction loans typically have stated maturities ranging from 2 to 4 years.  The loans are funded throughout the term as construction progresses.  These loans consist of both new construction projects and condominium conversion projects where extensive renovation is planned (those with less extensive renovations required are included in non-construction, as discussed below).

Senior non-construction loans generally have shorter stated maturities, typically in the range of 1 to 3 years.  The majority of these non-construction loans are to borrowers in the business of converting apartments to condominiums with less extensive renovation efforts.  These loans are typically fully funded at the outset and paid down as the condominiums are sold.  The remaining senior non-construction loans are typically amortizing loans collateralized by income-producing properties such as hotels, office buildings, or apartment projects.

Corus’ mezzanine loans are essentially second mortgage loans on commercial real estate projects and are all subordinate to a Corus first mortgage loan (as opposed to a third party’s). Interest rates charged for mezzanine loans are considerably higher than those charged for typical first mortgage loans, but the loans also carry additional risk.

At March 31, 2006, funded commercial real estate loans totaled $4.6 billion, an increase of $1.7 billion, or 60%, compared to March 31, 2005.  Including commitments, the commercial real estate loan portfolio totaled $9.0 billion at March 31, 2006, a 43% increase over the March 31, 2005 balance. Corus’ commitments are primarily comprised of unfunded portions of commercial real estate senior construction loans.

Commercial Real Estate Loan Portfolio

	March 31, 2006		December 31, 2005		March 31, 2005

(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Funded commercial
real estate loans, net	$4,590,582	51%	$4,404,424	53%	$2,864,488	46%
Commitments:
Loans - unfunded portion	3,814,648	42	3,526,940	42	2,857,456	45
Commitment Letters (1)	592,753	7	399,872	5	587,980	9
Letters of Credit	2,833	—	8,495	—	5,687	—

Total	$9,000,816	100%	$8,339,731	100%	$6,315,611	100%

(1)

Commitment letters are pending loans for which commitment letters have been issued to the borrower.  These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table in this report, included in the amounts labeled as Commitments Accepted and Commitments Offered .

Commercial Real Estate Loans – Originations

Corus originated 23 loans with commitments aggregating $1.3 billion in the first quarter of 2006, an increase of $0.2 billion compared to the commitment amount of $1.1 billion from the 21 loans originated during the first quarter of 2005.  An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded).  The non-construction loans are largely funded at the time of closing. In contrast, construction loan funds are often not drawn by the borrower at the closing but rather over an extended period of time as the project is built. Attempting to use loan originations to forecast loan growth is not advisable due to the complicated interplay between funding of new originations and the paydowns and payoffs on loans originated in previous periods.

Commercial Real Estate Loans – Paydowns

Total loan paydowns and payoffs (collectively referred to as “paydowns”) were $856 million during the first quarter of 2006, compared to $569 million during the same period in 2005. The timing of loan paydowns is inherently difficult to predict.

The following tables break out the commercial real estate loan portfolio by size, property type, and location:

Commercial Real Estate Loan Portfolio - By Size

	As of March 31, 2006

	# of Loans	Total Commitment(1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

$140 million and above	5	$775	9%	$—	—%
$100 million to $140 million	14	1,643	18	553	12
$60 million to $100 million	34	2,622	29	1,473	32
$20 million to $60 million	89	3,407	38	2,139	47
$1 million to $20 million	53	535	6	410	9
Less than $1 million	NM	19	—	16	—

Total	195	$9,001	100%	$4,591	100%

Commercial Real Estate Loan Portfolio - By Property Type

	As of March 31, 2006

	# of Loans	Total Commitment(1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

Condominium:
Construction	97	$5,954	66%	$2,125	46%
Conversion	68	2,244	25	1,989	44

Condominium Total	165	8,198	91	4,114	90
Office	9	306	3	129	3
Hotel	9	276	3	153	3
Rental apartment	4	63	1	53	1
Other	8	139	2	126	3
Loans less than $1 million	NM	19	—	16	—

Total	195	$9,001	100%	$4,591	100%

NM - Not Meaningful
(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters

Commercial Real Estate Loan Portfolio - By Major Metropolitan Area

	As of March 31, 2006

	# of Loans	Total Commitment(1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

Florida:
Miami/Southeast Florida	23	$1,517	17%	$424	9%
Orlando	11	436	5	396	9
Tampa	4	221	2	203	5
Other Florida	10	587	7	273	6

Florida Total	48	2,761	31	1,296	29
California:
Los Angeles	17	762	8	290	6
San Diego	16	688	8	451	10
San Francisco	5	209	2	108	2
Sacramento	2	83	1	41	1

California Total	40	1,742	19	890	19
New York City	21	1,136	13	619	14
Washington, D.C.(2)	22	1,054	12	638	14
Las Vegas	10	673	7	296	6
Atlanta	11	366	4	145	3
Chicago	12	358	4	197	4
Phoenix/Scottsdale	10	279	3	171	4
Other (3)	21	613	7	323	7
Loans less than $1 million	NM	19	—	16	—

Total	195	$9,001	100%	$4,591	100%

NM - Not Meaningful
(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.
(2)	Includes northern Virginia and Maryland loans.
(3)	No other metropolitan area exceeds three percent of the total.

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

Commercial Real Estate Loans Pending

	March 31, 2006		December 31, 2005		March 31, 2005

(dollars in millions)	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount

Commitment Accepted (1)	4	$290	6	$395	4	$269
Commitment Offered (1)	2	336	1	23	6	366
Application Received	15	1,393	22	2,087	16	889
Application Sent Out	17	1,571	11	866	13	1,025
Term Sheet Issued	24	2,306	40	3,097	50	3,530

Total	62	$5,896	80	$6,468	89	$6,079

(1)	These amounts are also included in the Commercial Real Estate Loan Portfolio table in this report.

In total, loans pending have decreased slightly from the same period in 2005.  However, the average commitment amount for the pending loans has increased significantly to $95 million at March 31, 2006, compared to $68 million at March 31, 2005.  The increase reflects management’s focus on larger loans.

Commercial Lending

Commercial loans are primarily loans to Corus’ customers in the check cashing industry.  Balances fluctuate based on seasonal cash requirements and are generally secured by the equity of the check cashing operation.

Residential Real Estate and Other Lending

Residential real estate and other lending balances continue to decline as the Bank allows these portfolios to “run-off.”  Minimal new originations are expected.

Allowance for Credit Losses

The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses.  The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses relates to those amounts that Corus is committed to lend but for which funds have not yet been disbursed.  In the aggregate, the Allowance for Credit Losses had a balance of $48.0 million at March 31, 2006, which was comprised of a $42.5 million Allowance for Loan Losses and a $5.5 million Liability for Credit Commitment Losses.  The ratio of the Allowance for Loan Losses to funded loans at March 31, 2006, was 0.91% compared to 1.10% at March 31, 2005.

In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded a provision for credit losses of $3.0 million in the first quarter of 2006.  The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, loan growth, and credit quality, as well as various qualitative factors.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended March 31

(in thousands)	2006	2005

Balance at beginning of period	$44,740	$37,882
Provision for credit losses	3,000	—
Charge-offs	(20)	(128)
Recoveries	326	322

Balance at March 31	$48,046	$38,076

Commercial Real Estate Loan Charge-offs ––– 10-Year History

Period (in thousands)	Charge-offs

2006 (1st Qtr)	$0
2005	0
2004	0
2003	0
2002	0
2001	0
2000	0
1999	61
1998	18
1997	350

Total Charge-offs	$429

Corus has had particularly impressive results with commercial real estate lending.  In fact, there have been zero charge-offs in the past six-plus years, and de minimus charge-offs over the past 10 years.  However, Corus anticipates that at some point it will experience charge-offs on its commercial real estate loan portfolio.

Nonaccrual, Past Due, OREO and Restructured Loans

(in thousands)	March 31 2006	December 31 2005	March 31 2005

Nonperforming loans:
Nonaccrual	$72	$73	$75
Loans 90 days or more past due	321	544	3,504

Total Nonperforming Loans	393	617	3,579
Other real estate owned (“OREO”)	—	—	—

Total Nonperforming Assets	$393	$617	$3,579

Troubled debt restructurings*	—	14,727	22,639
Total Nonperforming Loans/Total Loans	0.01%	0.01%	0.12%
Total Nonperforming Assets/Total Assets	0.00%	0.01%	0.06%

*	To the extent not included in either nonaccrual or loans 90 days or more past due

Nonperforming loans, which include nonaccrual loans and loans past due by 90 days or more are minimal.  As of March 31, 2005, the Company had two loans classified as Troubled Debt Restructurings.  These loans have both since paid off and no loss was incurred.

Deposits

The following table details the composition of deposit products by type:

(in thousands)	March 31 2006		December 31 2005		March 31 2005

Retail certificates of deposit	$5,014,909	63%	$4,444,539	61%	$1,901,941	41%
Money market	1,854,334	23	1,640,449	23	1,546,442	33
Brokered certificates of deposit	362,241	5	379,452	5	460,458	10
NOW	324,967	4	312,220	4	295,913	6
Demand	291,774	4	337,399	5	257,936	6
Savings	147,642	1	151,770	2	160,759	4

Total	$7,995,867	100%	$7,265,829	100%	$4,623,449	100%

Deposits continued to grow in the first quarter of 2006 resulting in net growth of $730 million for the three months ended March 31, 2006. The growth is primarily supported by growth in retail certificates of deposit (“CDs”) and is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products, particularly CDs with six- and twelve-month maturities, have proven to be an attractive investment option for many new and existing customers.

The retention of existing deposits continues to be a major focus of the Bank. While the results to-date have been encouraging, there are no guarantees that account retention will remain high over the long term.

At March 31, 2006, approximately 62% of the Bank’s $7.6 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  Total retail deposits consisted of approximately 179,000 accounts.

Long-Term Debt – Subordinated Debentures

During the first quarter of 2006, Corus issued an additional $25.8 million of floating rate junior subordinated notes.  Including the issuance in the first quarter of 2006, Corus now has $384.0 million in floating rate junior subordinated notes (the “Debentures”).  Consistent with the prior issuances, the first quarter’s Debentures were issued to a newly formed wholly-owned finance subsidiary which simultaneously issued Trust Preferred securities (the terms of the Debentures and the Trust Preferred securities are essentially identical).

The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events).  Interest payments on the Debentures are payable quarterly.  So long as an event of default has not occurred (described further below), Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the trust preferred agreements include failure to pay interest after 20 consecutive quarters of deferral (if such election is ever made), failure to pay all principal and interest at maturity, or filing bankruptcy.

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

The Debentures include interest rates ranging from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly.

Other Borrowings

Corus has a revolving line of credit for up to $100 million at an interest rate of LIBOR plus 140 basis points with interest payments due quarterly.  A fee at an annual rate of 25 basis points of the average unused commitment is also due quarterly.  The line of credit matures on November 30, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank.  The line of credit is intended to be available to the holding company to fund commitments it has with respect to loan participations entered into with the Bank.  As of March 31, 2006, the line of credit had a balance of $5.2 million.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of March 31, 2006 are presented below:

	Tier 1 Leverage (1)		Tier 1 Risk-Based Capital (2)		Total Risk-Based Capital (3)

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized (4)	N/A	5.00%	N/A	6.00%	N/A	10.00%
Corus Bankshares, Inc.	$898,937	10.24%	$898,937	11.32%	$1,130,729	14.24%
Subsidiary Bank	$916,303	10.59%	$916,303	11.78%	$964,349	12.39%

(1)

Tier 1 capital, which is shareholders’ equity plus qualifiying trust preferred securities less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)

Tier 1 capital plus trust preferred securities that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and gain pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”; computed as a ratio to risk-adjusted assets.

(4)	See discussion of Regulatory Well-Capitalized Classification in Liquidity and Capital Resources below.

LIQUIDITY AND CAPITAL RESOURCES

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

Bank Holding Company

Sources At March 31, 2006, the parent company had $228.2 million of cash and marketable securities compared to $210.4 million one year earlier.  Of this $228.2 million, $213.4 million is unencumbered and available to fulfill cash needs.  Net of taxes, liquidation of this portfolio would generate cash of $181.1 million.

Over the past several years, the parent company’s main source of cash has been the issuance of a unique form of long-term debt.  These debt instruments are commonly referred to as “Trust Preferred” securities.  The Trust Preferred securities are actually issued by Corus’ unconsolidated subsidiary trusts, the proceeds of which are used to purchase Debentures from Corus with terms comparable to the Trust Preferred securities.  This debt appears on Corus’ financial statements as “Long-Term Debt — Subordinated Debentures.”  Please refer to the Long-Term Debt — Subordinated Debentures section of this report for a more detailed discussion of these securities.

The “pooling” structure available for Trust Preferred securities (where a group of 25 or more banks issue concurrently into one larger “pool”) has allowed Corus to access the capital markets even though it currently has no debt ratings or ratings outlook from any of the major ratings agencies.  To the extent that the Bank’s total loans outstanding grow, it is likely, based on management’s internal capital goals, that the Company would seek to issue additional Trust Preferred securities in the future.  While this has been a reliable source of capital in the recent past, there is no assurance that it will be available to Corus in the future.

All of the outstanding Trust Preferred securities, as well as the associated Debentures, are variable-rate and, as such, management cannot predict with certainty the amount of future interest payments on the Debentures, and, as a result, the amount of future distributions on the Trust Preferred securities will be in the future.  However, based on March 31, 2006, market interest rates, the distributions to holders of Corus’ Trust Preferred securities would be approximately $28 million per annum.  To the extent the Company issues more Trust Preferred securities and/or short-term interest rates increase from March 31, 2006 levels, the associated interest expense could be materially different.

An important aspect of the Trust Preferred securities and the Debentures is a provision that allows for deferral of interest payments on the Debentures, and, in turn, the distributions on the Trust Preferred securities, for up to five consecutive years without triggering an event of default (this provision is subject, however, to certain restrictions with regard to Corus’ ability to make, among other things, dividends, distributions, etc. to holders of Corus common stock).

Prior to issuing Trust Preferred securities, the parent company’s main source of cash had been dividends from the Bank.  However, more recently, the Bank has experienced tremendous growth in loans and total assets, which has resulted in an increase in the Bank’s capital goals.  Because the growth in the Bank’s capital goals has outpaced the earnings of the Bank, dividends from the Bank have not been a main source of cash to the parent company during this period and, in fact, the parent has infused cash into the Bank.

In general the Bank’s ability to pay dividends to the parent company is dependent on its ability to generate earnings and to meet various regulatory restrictions.  At March 31, 2006, the Bank had $186.2 million available to pay in dividends to the parent company without prior regulatory approval while maintaining capital levels that would be classified as “well capitalized” by the banking regulators.  Well capitalized is the highest capital classification as defined by the regulators (see below note regarding “Regulatory Well-Capitalized Classification” for further information).  Furthermore, management has set capital goals for the Bank that exceed regulatory minimums.  In other words, management might not pay dividends from the Bank although it would be allowed to do so by regulators.

Additional sources of liquidity available to the parent company include available funds under a $100 million line of credit, dividends from its equity securities portfolio, interest and fees earned from loan participations, and, as described above, cash that could be generated from sales of equity securities.

Regulatory Well-Capitalized Classification The Bank’s capital classification is determined solely for the purpose of applying PCA, hereinafter defined.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“Act”), a major overhaul in the laws and regulations governing banks, introduced many new legal and regulatory frameworks.  Some of the more significant aspects of the Act are the provisions collectively referred to as Prompt Corrective Action (“PCA”).  The PCA provisions were motivated by a Congressional desire to reduce the potential for future regulatory/supervisory forbearance and, hopefully, failure costs in the banking industry.  What this means, among other things, is that banking regulators have the legal authority to reduce the capital classification of a bank below what the numerical capital ratios would otherwise indicate.  That is, the Bank’s capital classification is determined solely for the purpose of applying PCA and that classification may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

Uses During the last few years, one of the parent company’s primary uses of cash has been infusions into the Bank.  These infusions, which have increased the Bank’s equity and thus capital, have supported the Bank’s growth.  The increased capital has, in turn, given rise to an increase in the Bank’s legal lending limit, allowing the Bank to make larger commercial real estate loans.

Other major uses of cash at the parent company include the payment of dividends to shareholders, interest and principal payments on debt, share repurchases, and the payment of operating expenses.

Finally, the parent company requires cash to fund loan participations entered into with the Bank for loans that exceed the Bank’s legal lending limit.  As of March 31, 2006, the parent company had committed to $53.5 million of loan participations with the Bank, $48.0 million of which were unfunded at that time.  In order to fund these commitments, should funding be required, the parent company could draw on its $100 million line of credit.

Subsidiary Bank
At March 31, 2006, the Bank’s liquid assets totaled $4.3 billion, or 47.4%, of its total assets versus $2.3 billion, or 43.3% of total assets at March 31, 2005.

Sources Management currently anticipates that its primary sources of cash will be (not necessarily listed in order of priority): normal paydowns on the existing loan portfolio, the liquidation of existing investment securities, net retail deposit growth (to the extent such occurs), Bank earnings, capital infusions, and the issuance of additional brokered certificates of deposit (“BRCDs”).  Corus’ ability to issue BRCDs in the future could be limited if, among other reasons, the Bank were to experience credit problems or fail to maintain its well-capitalized status.

Uses The Bank’s current principal use of cash is to fund commercial real estate loans, both new loans as well as drawdowns of existing unfunded loan commitments.  At March 31, 2006, the Bank had unfunded commercial real estate loan commitments of $4.4 billion.  While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 36 months, although such fundings could occur more rapidly.

In addition to funding commercial real estate loans, the Bank must retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses.  Recently, the Bank has experienced significant deposit growth, primarily from retail certificates of deposit (“CDs”) with maturities of one year or less. These new deposits, as a result of their short-term nature, present greater liquidity risk than do longer term funding options.

While the deposit growth has been very strong, deposits could shrink in the future, perhaps materially, and the Bank must be prepared to fund those withdrawals.  Towards that end, the Bank internally allocates a substantial pool of its investment securities against deposits.  The investment securities are allocated against retail deposits in total rather than attempting to assign different liquidity levels by product type, maturity, or other factors.

COMMERCIAL REAL ESTATE RISK ANALYSIS

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

As a proxy for the potential cash flow and/or values of the underlying real estate, management uses, among other things, the severe declines in CRE property values experienced in California and New England during the late 1980’s and early 1990’s.  The analysis assumes, based on information collected from various regulatory and industry sources, that condominiums will be worth 60% to 80% of cost.  Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above.  Additionally, while this system of analysis is based on a serious recession, it is certainly possible that the Company could experience meaningful nonperforming loans and charge-offs even in the absence of such a recession.

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

(in millions)	March 31 2006	December 31 2005	March 31 2005

CRE Loans & Unfunded Commitments
CRE loans outstanding	$4,591	$4,404	$2,864
Unfunded commitments	4,410	3,936	3,451

CRE loans & unfunded commitments	$9,001	$8,340	$6,315

Potential Defaults & Losses
CRE loans & unfunded commitments	$9,001	$8,340	$6,315
Probability of Default (POD) (1)	17%	16%	16%

Potential CRE loans that could default	1,514	1,341	979
Loss Given Default (LGD) (1)	19%	18%	17%

Potential losses that could occur	$282	$239	$169

Nonperforming Loans
Potential CRE loans that could default	$1,514	$1,341	$979
Potential losses that could occur	(282)	(239)	(169)

Potential remaining CRE nonperforming loans	$1,232	$1,102	$810

(1)

The POD and LGD estimates are not based on today’s market conditions, instead they are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession.

The internal loan rating system projects that under a stress scenario, the Bank could have $1.5 billion of defaulted CRE loans and $282 million of these loans could be charged off.  These are large figures, however it is essential to understand that the Bank underwrites its CRE loans with the potential for such a recession in mind.  The Bank factors in an economic loss expense when underwriting CRE loans.  While the Bank has yet to experience significant nonperforming loans or charge-offs in its CRE loan portfolio, we anticipate that losses will occur and we have factored this potential “cost” into the profitability of our loans.

Note that while the POD and LGD percentages are slightly higher than last year’s figures, rounding has exaggerated the actual change.  Further, please note that while this internal loan rating system generates very precise numbers, and management has worked hard to arrive at inputs we believe reasonable, this precision is more a function of the mathematical nature of the model than a belief on our part that future results can be predicted with any such certainty.  This model, like all models, requires numerous assumptions and, in this case, assumptions about how vulnerable each and every individual loan will be to a serious recession at some unknown point in the future.  While the results reflect our best estimates, the actual level of nonperforming loans and charge-offs that may ultimately come to pass could be materially different from these projections.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology.  By their nature, these statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that might cause Corus’ actual results to differ materially include, but are not limited to, the following:

•

The general state of the economy, particularly continued strength in the residential real estate sector. Weakness in the residential real estate sector, which may be caused by, among many other things, higher interest rates, could adversely affect: 1) Corus’ ability to maintain its current level of loan originations, and/or 2) the credit quality of loans;

•	The impact of competitors’ pricing initiatives on loan and deposit products;
•	The timing of drawdowns on unfunded loan commitments and paydowns of existing loans;
•	Corus’ ability to attract and retain sufficient cost-effective funding to support marginal loan growth;
•	Corus’ ability to access the capital markets, particularly for the issuance of Trust Preferred securities;
•	Corus’ ability to maintain and access any line(s) of credit;
•	The extent of defaults and losses given default and how those results compare to Corus’ estimates;
•	Changes in management’s estimate of the adequacy of the allowance for credit losses;
•	Restrictions that may be imposed by any of the various regulatory agencies that have authority over the Company or any of its subsidiaries;
•	The occurrence of one or more catastrophic events, such as an earthquake, hurricane, or acts of terrorism that affect properties securing the loans; and
•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.

Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Corus’ operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus’ asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk. Corus uses an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present at the end of each quarter. The model simulates earnings under a variety of interest rate scenarios to quantify the effect of potential movements in interest rates on projected net interest income. These simulations incorporate management’s assumptions regarding the future composition of the balance sheet, which may include loan and deposit growth. Also factored into the modeling is the use of derivative financial instruments, which may include basis swaps, interest rate swaps, floors, and options.

Virtually all of the Bank’s assets are either floating rate, generally based on short-term interest rates and resetting quarterly, or short-term, generally maturing within the next few years. The Bank’s liabilities are very similar in nature, with the exception of demand deposits, which are effectively fixed at a zero percent interest rate, and the “administered-rate” deposits that do not reprice in lock-step with such changes in short-term interest rates (essentially, NOW and Savings accounts). The remaining component is shareholders’ equity. From an accounting perspective, and hence an interest rate risk sensitivity perspective, equity ‘acts’ as zero percent fixed-rate funding.

The combination of shareholders’ equity, along with the demand and “administered-rate” deposits, is substantially greater than the few Bank assets that are long-term fixed-rate or noninterest-earning (primarily common stock portfolio, cash, fixed-rate loans, and fixed assets). As of March 31, 2006 that difference was roughly $900 million. As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is therefore referred to, in banking parlance, as being “asset sensitive.”

As a result of its asset sensitive position, the Bank generally expects that increases in short-term interest rates will result in an increase of the Bank’s net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in the Bank’s net interest income.

In order to gauge the Bank’s sensitivity to changes in short-term interest rates, management calculates the potential impact that changes in interest rates would have on the Bank’s net interest income over the next calendar year. For purposes of modeling simplicity, it is common for banks to use immediate changes in interest rates. Further, these changes are assumed to occur across the entire yield curve. In order words, a 1.00% increase in interest rates (which — as a matter of convention — is listed as 100 basis points, or 100bp) means that the Bank’s models assume that yields increase by 1.00% at 3 months, 1 year, 2 years, etc., all the way out to the 30 year point of the curve. These types of immediate and “parallel” shifts are commonly referred to as interest rate shocks.

It should be noted that that while using such “shocks” to gauge interest rate risk is standard industry practice, interest rate changes of this sort are in fact very unlikely to occur. As most banks have a diverse mix of fixed versus floating assets and liabilities, with potentially vastly different maturity structures, such a simplistic assumption is quite problematic. Fortunately, as the vast preponderance of the Bank’s assets and liabilities are floating rate and reset, either directly or indirectly, off of very short-term interest rates, this simplistic assumption is actually quite reasonable for Corus. The only exception, and in the range of interest rate shocks shown below, it is a rather modest one, results from the interest rate floors management has negotiated in many of its floating-rate CRE loans.

Simply put, these interest rate floors set a minimum rate on the loan regardless of how much the underlying index falls (the floor rate is a negotiable term of the loans and therefore varies from loan to loan). Stated differently, the interest rate floor effectively “fixes” the rate of the loan if short-term rates were to fall to a sufficiently low level. Whenever the floor rate is greater than the calculated rate of the loan, and thus becomes the effective rate on the loan, the interest rate floor is said to be “in-the-money.” Currently none of the CRE loan floors are “in-the-money.” However, if short-term rates were to decline sufficiently, the interest rate floors would help mitigate the downside risk in having an otherwise asset sensitive balance sheet. This benefit can be seen in the scenario below where interest rates have fallen by 200bp particularly for December 31, 2005 and, to a much a lesser extent, for March 31, 2006.

The table below, which reflects the interest risk positions as of March 31, 2006, and December 31, 2005,  illustrates the Bank’s asset-sensitive positions under all interest rate “shock” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each year-end. That is, a 100bp increase in rates for one time period could represent a very different interest rate scenario than another. For example, the 3-month T-Bill yield at March 31, 2006, was approximately 4.60% versus 4.00% at December 31, 2005. Therefore, a 100bp increase in rates would result in a 3-month T-Bill of 5.60% for the March 31, 2006, simulations versus 5.00% for those from December 31, 2005.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp	+300 bp

Percent change in the next 12 months’ net interest income vs. constant rates
March 31, 2006	(6.1)%	(4.7)%	—	4.8%	9.8%	14.6%
December 31, 2005	(2.0)%	(4.0)%	—	4.7%	9.3%	14.0%

(1)	These “shocks” represent hypothetical instantaneous and sustained changes from current rates.

For all rising rate shocks, and as gauged by the percentage changes in net interest income, the Bank’s projected asset-sensitivity has increased slightly since December 31, 2005.

For falling rate shocks, and as gauged by the percentage changes in net interest income, projected asset-sensitivity has increased resulting in a larger projected drop in net interest income compared to stable rates. This change was caused by the reduced impact of CRE loan floors due to a rise in rates. At current interest rate levels (which are higher than at 12/31/05), the floors are further “out-of-the-money” and have less of an impact across the range of rate shocks presented. This impact is particularly apparent in the –200bp scenario.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $189.2 million as of March 31, 2006, including net unrealized gains of $79.2 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2006	—	$—	—	842,700
February 1-28, 2006	—	$—	—	842,700
March 1-31, 2006	—	$—	—	842,700
Total	—	$—	—	842,700

In 2004, Corus’ Board of Directors approved the current program to repurchase up to 1,000,000 common shares of Corus stock.  The program expires in April 2009.

ITEM 6: EXHIBITS

4	Summary Schedule of Subordinated Debentures (incorporated herein by reference to exhibit 4.4 to the Form 8-K filing dated March 31, 2006)

10	Amended and restated Corus Bank N.A. Commission Program for Commercial Loan Officers (effective November 1, 2005) (1) (2)

15	Letter re unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

99	Report of Independent Registered Public Accounting Firm

(1)	Management contract or compensatory plan or arrangement
(2)	Confidential treatment requested for portions of this document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC.
(Registrant)

May 5, 2006	By:	/s/ Michael E. Dulberg

Michael E. Dulberg
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and duly authorized Officer of Registrant)