Form 10-Q
period 2006-06-30
CORUS BANKSHARES INC
filed 2006-08-04
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-06136

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

As of July 31, 2006, the Registrant had 55,983,188 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2006

TABLE OF CONTENTS

PART I. -- FINANCIAL INFORMATION

PART II.  -- OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	June 30 2006	December 31 2005	June 30 2005

Assets
Cash and due from banks – non-interest bearing	$90,467	$133,351	$104,104
Federal funds sold	348,800	325,000	117,900

Cash and Cash Equivalents	439,267	458,351	222,004
Securities:
Available-for-sale, at fair value
Common stocks (cost $110,042, $110,586 and $128,890)	184,637	184,541	206,904
U.S. Government and agencies (amortized cost $4,391,653, $3,234,257 and $2,446,421)	4,385,878	3,228,016	2,444,472
Other securities (amortized cost $30,735, $29,509 and $29,038)	31,411	30,081	29,459

Total Securities	4,601,926	3,442,638	2,680,835
Loans, net of unearned income	4,499,233	4,524,511	3,573,621
Less: Allowance for loan losses	42,186	39,740	33,418

Net Loans	4,457,047	4,484,771	3,540,203
Premises and equipment, net	27,278	26,439	25,810
Accrued interest receivable and other assets	41,892	42,018	30,846
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$9,571,933	$8,458,740	$6,504,221

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$283,824	$337,399	$276,561
Interest-bearing	8,029,103	6,928,430	5,214,478

Total Deposits	8,312,927	7,265,829	5,491,039
Long-term debt – subordinated debentures	384,028	358,254	306,706
Federal funds purchased	—	41,200	—
Other borrowings	5,626	21,593	662
Accrued interest payable and other liabilities	106,965	82,089	73,019

Total Liabilities	8,809,546	7,768,965	5,871,426
Shareholders’ Equity: (1)
Common stock (par value $0.05 per share,130,000,000 shares authorized: 55,978,628, 55,849,488and 55,654,636 shares outstanding, respectively)	2,799	2,792	2,782
Surplus	28,505	25,882	20,869
Equity – options outstanding	8,249	7,770	7,402
Retained earnings	677,992	609,334	552,679
Accumulated other comprehensive income	44,842	43,997	49,063

Total Shareholders’ Equity	762,387	689,775	632,795

Total Liabilities and Shareholders’ Equity	$9,571,933	$8,458,740	$6,504,221

See accompanying notes.

(1)	All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share data)	2006	2005	2006	2005

Interest, Loan Fees, and Dividend Income:
Interest and fees on loans:
Taxable	$127,309	$76,648	$249,928	$143,739
Tax-advantaged	13	34	46	67
Federal funds sold	4,466	8,083	8,924	16,131
Securities:
Taxable	48,347	12,187	85,920	17,875
Dividends	1,608	1,648	3,720	3,289
Tax-advantaged	24	13	46	37

Total Interest, Loan Fees, and Dividend Income	181,767	98,613	348,584	181,138
Interest Expense:
Deposits	88,582	36,667	164,974	64,026
Long-term debt – subordinated debentures	7,110	4,127	13,368	7,602
Other borrowings	149	82	501	224

Total Interest Expense	95,841	40,876	178,843	71,852

Net Interest Income	85,926	57,737	169,741	109,286
Provision for Credit Losses	—	—	3,000	—

Net Interest Income After Provision for Credit Losses	85,926	57,737	166,741	109,286
Noninterest Income:
Service charges on deposit accounts	2,607	2,863	5,394	5,837
Securities gains/(losses), net	—	151	(543)	2,823
Other income	564	1,982	1,117	2,550

Total Noninterest Income	3,171	4,996	5,968	11,210
Noninterest Expense:
Employee compensation and benefits	11,752	10,425	23,827	20,697
Net occupancy	941	964	1,977	1,969
Data processing	513	427	972	804
Depreciation – furniture & equipment	423	360	804	643
Other expenses	2,831	2,811	6,075	5,301

Total Noninterest Expense	16,460	14,987	33,655	29,414

Income Before Income Taxes	72,637	47,746	139,054	91,082
Income tax expense	24,876	16,561	47,904	31,777

Net Income	$47,761	$31,185	$91,150	$59,305

Net Income per Common Share: (1)
Basic	$0.85	$0.56	$1.63	$1.07
Diluted	$0.82	$0.54	$1.57	$1.03
Cash Dividends Declared per Common Share	$0.200	$0.175	$0.400	$0.350
Average Common Shares Outstanding:
Basic	55,942	55,628	55,900	55,620
Diluted	58,035	57,788	58,005	57,752

See accompanying notes.

(1)	All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

(dollars in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	$2,792	$25,882	$7,770	$609,334	$43,997	$689,775
Net income	—	—	—	91,150	—	91,150
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available-for-sale securities	—	—	—	—	845	845

Comprehensive income						91,995

Stock options vested	—	—	953	—	—	953
Shares issued under stock option plan, 133,140 common shares	7	2,621	(471)	(124)	—	2,033
Stock option expirations	—	2	(3)	—	—	(1)
Cash dividends declared on common stock, $0.400 per common share	—	—	—	(22,368)	—	(22,368)

Balance at June 30, 2006	$2,799	$28,505	$8,249	$677,992	$44,842	$762,387

See accompanying notes.
All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

(dollars in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$2,780	$19,853	$6,737	$512,844	$57,377	$599,591
Net income	—	—	—	59,305	—	59,305
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available-for-sale securities	—	—	—	—	(8,314)	(8,314)

Comprehensive income						50,991

Stock options vested	—	—	864	—	—	864
Shares issued under stock option plan, 63,340 common shares	2	1,016	(199)	—	—	819
Cash dividends declared on common stock, $0.350 per common share	—	—	—	(19,470)	—	(19,470)

Balance at June 30, 2005	$2,782	$20,869	$7,402	$552,679	$49,063	$632,795

See accompanying notes.
All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,150	$59,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	—
Depreciation	1,167	1,019
Accretion of investment discounts, net	(74,871)	(5,589)
Deferred income tax benefit	(2,546)	(498)
Securities losses/(gains), net	543	(2,823)
Deferred compensation expense	3,552	2,764
Stock option expense	953	864
Gain on sale of premises and equipment	—	(1,421)
Decrease (increase) in accrued interest receivable and other assets	126	(12,202)
Increase in accrued interest payable and other liabilities	21,585	14,911

Net cash provided by operating activities	44,659	56,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	3,026,881	243,657
Proceeds from sales of available-for-sale securities	—	429,109
Purchases of available-for-sale securities	(4,109,887)	(2,679,122)
Net decrease/(increase) in loans	24,643	(779,914)
Recoveries of previously charged-off loans	610	752
Purchases of premises and equipment, net	(2,006)	(2,077)
Proceeds from sale of premises and equipment	—	2,068

Net cash used in investing activities	(1,059,759)	(2,785,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposit accounts	1,047,098	1,395,768
Net proceeds from issuance of long-term debt – subordinated debentures	25,000	50,000
Decrease in Federal funds purchased and other borrowings, net	(57,167)	(6,269)
Stock option exercises	2,032	819
Cash dividends paid on common shares	(20,947)	(18,423)

Net cash provided by financing activities	996,016	1,421,895

Net decrease in cash and cash equivalents	(19,084)	(1,307,302)
Cash and cash equivalents at January 1	458,351	1,529,306

Cash and cash equivalents at June 30	$439,267	$222,004

See accompanying notes.

1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”).  The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited.  The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim period may not be indicative of results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the current presentation.

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

Corus adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003, using the “modified prospective method” described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under the fair-value method, compensation cost for stock-based compensation is recognized over the vesting period of the instrument based on the fair value as determined at the grant date. No adjustments to expense are recorded to reflect any changes in fair value subsequent to the grant date. Exercises, in general, result in no additional expense and compensation expense is never recognized for options forfeited prior to vesting.  Effective January 1, 2006, Corus adopted the provisions of SFAS 123(R) using the modified prospective method.  Under the modified prospective method, changes required under SFAS 123(R) need only be applied to new awards and to awards modified, repurchased, or cancelled after the effective date and accordingly, prior periods have not been adjusted.  See Note 8 of the Notes to Consolidated Financial Statements for further information.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate that adoption of FIN 48 will have a material impact on its results of operations or its financial position.

3.	Derivatives

Corus’ use of derivatives is essentially limited to interest rate swaps which converted fixed rate brokered certificates of deposit to floating rate.  Notional amounts totaled $325.0 million and $397.0 million as of June 30, 2006 and 2005, respectively.  The swaps qualify for the “shortcut method” as defined by Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, Corus has not recorded, and does not anticipate recording, any income statement impact from the associated mark-to-market adjustments.

4.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $384.0 million as of June 30, 2006. The stated maturities of the instruments range from 2033 through 2036.  Interest and fees included in interest expense totaled $7.1 million and $13.4 million for the three and six months ended June 30, 2006, respectively, and $4.1 million and $7.6 million for the three and six months ended June 30, 2005, respectively. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly.

Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters.  If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock.  As of June 30, 2006, Corus has not elected to defer interest payments.  Absent the exercise of this option, Corus has no financial covenants related to this debt.

5.	Other Borrowings

Corus has a revolving line of credit for up to $100 million at an interest rate of LIBOR plus 140 basis points with interest payments due quarterly.  A fee at an annual rate of 25 basis points of the average unused commitment is also due quarterly.  The line of credit matures on November 30, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank.  As of June 30, 2006, the line of credit had a balance of $5.2 million.

Loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans.  Corus is in compliance with all loan covenants as of June 30, 2006.

6.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per-share data)	2006	2005	2006	2005

Denominator for basic earnings per share:
Average common shares outstanding	55,942	55,628	55,900	55,620
Dilutive common stock options	2,093	2,160	2,105	2,132

Denominator for Diluted Earnings Per Share	58,035	57,788	58,005	57,752

Numerator: Net income attributable to common shares	$47,761	$31,185	$91,150	$59,305
Net income per share:
Basic	$0.85	$0.56	$1.63	$1.07
Diluted	$0.82	$0.54	$1.57	$1.03

On April 18, 2006, the Board of Directors of the Company declared a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend. The additional shares were distributed on May 18, 2006 to shareholders of record at the close of business on May 1, 2006. All amounts have been restated for the three and six months ended June 30, 2005 to reflect this dividend.

7.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan.  No contributions were made during the six months ended June 30, 2006 and 2005, and Corus does not expect to make any contributions to the plan for the remainder of 2006.

Net periodic benefit cost was comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2006	2005	2006	2005

Service cost	$325	$252	$650	$504
Interest cost	420	379	840	759
Expected gain on plan assets	(429)	(429)	(857)	(858)
Net amortization and deferral	84	28	168	56

Net Periodic Benefit Cost	$400	$230	$801	$461

8.	Equity Compensation Plans

Corus utilizes its stock to compensate employees under various nonqualified stock option plans. In addition, Corus' Commission Program for Commercial Loan Officers (the “CLO Program”) provides for the use of Corus stock as an investment vehicle for commission holdbacks. These plans are described more fully below. All amounts have been restated to reflect a 2-for-1 stock split on May 18, 2006.

Stock Option Plans Options to purchase Corus’ common stock have been granted to employees under the Stock Option Plans at exercise prices equal to the fair market value of the underlying stock on the dates the options were granted.  The options vest 20% per year, over a five-year period, and expire in 10 years.  At June 30, 2006, there were 2,643,880 shares available for grant.  During the six-month periods ended June 30, 2006 and 2005, the Company granted options to purchase 356,120 shares and 299,200 shares, respectively, of Corus common stock to certain employees.

For the three and six months ended June 30, 2006, stock option expense totaled $473,000 and $953,000, respectively, with a resulting tax benefit of $166,000 and $335,000, respectively.  For the three and six months ended June 30, 2005, stock option expense totaled $419,000 and $864,000, respectively, with a resulting deferred tax benefit of $149,000 and $309,000, respectively.  The expense was based on the fair value of options granted calculated using the Black-Scholes valuation model.

The fair value of options granted was computed using the Black-Scholes valuation model using the following assumptions:

Grant date	5/24/06	4/8/05

Expected volatility	27.30%	26.60%
Expected dividend yields	3.00%	2.89%
Expected life	8 years	10 years
Risk-free rate	4.97%	4.70%
Fair value	$7.97	$6.93

Expected volatility is based on historical volatility from the closing stock prices of the Company’s common stock during the past 32 quarters, starting from the first quarter of 2006.

A summary of the changes in stock options outstanding for the six months ended June 30, 2006 is presented below:

	2006

Six Months Ended June 30	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

(in thousands, except exercise price)
Beginning Options Outstanding	2,958	$11.96
Grants	356	28.86
Exercises	(133)	10.01
Forfeitures/Expirations	(3)	11.10

Ending Options Outstanding	3,178	$13.94	5.9 years	$39,861

Exercisable at June 30	2,142	$10.20	4.6 years	$34,228

The following table provides additional details regarding exercises of stock options for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30

(in thousands)	2006	2005

Number of options exercised	133	63
Exercise proceeds	$1,333	$583
Tax benefit
-Based on Black-Scholes fair value	$165	$66
-Based on intrinsic value in excess of Black-Scholes fair value	$824	$282
Intrinsic Value	$2,826	$994

As of June 30, 2006, nonvested stock options had a grant date fair value of $5.3 million. The expense will be recorded over a weighted-average period of 3.6 years.

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

The determination as to whether or not commissions are held back in Corus common stock is made in the fourth quarter of each calendar year.  As such, no share-based compensation expense was recorded during the three and six months ended June 30, 2006 and 2005.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2006, net income was $47.8 million, or $0.82 per share on a diluted basis, compared to net income of $31.2 million, or $0.54 per share on a diluted basis, in the same period of 2005. For the six months ended June 30, 2006, net income was $91.2 million, or $1.57 per share on a diluted basis, versus $59.3 million, or $1.03 per share on a diluted basis, in 2005.

Earnings for the second quarter of 2006 represented annualized returns of 25.9% on average equity and 2.0% on average assets compared to 20.4% and 2.1% for the same period in 2005. Earnings for the first six months of 2006 represented annualized returns of 25.3% on average equity and 2.0% on average assets compared to 19.6% and 2.1% for the same period in 2005.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus.  The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.

For the three and six months ended June 30, 2006, Corus’ net interest income increased to $85.9 million and $169.7 million, respectively, compared to $57.7 million and $109.3 million for the same periods in 2005.  The increase in net interest income was primarily driven by substantial growth in average loans outstanding. Average loans outstanding for both the three and six months ended June 30, 2006 were $4.6 billion, resulting in increases of 47% and 53%, from the three and six months ended June 30, 2005, respectively.

The growth in net interest income was also impacted by increases in loan fee income.  Loan fee income for the three and six months ended June 30, 2006 was $23.6 million and $48.2 million, respectively, compared to $19.5 million and $37.4 million for the same periods in 2005.

While average loans outstanding for the quarter and year-to-date increased compared to the prior year contributing to significant increases in net interest income, the NIM, which is impacted by a complex interplay of the mix of earning assets and interest-bearing liabilities, declined.  The NIM for the three and six months ended June 30, 2006 was 3.72 % and 3.80%, respectively, down 21 and 17 basis points from the respective prior year periods.

Corus’ NIM is affected by numerous factors. Two of the more significant factors affecting the Bank’s NIM over the past few years have been increasing short-term interest rates and the interplay of the growth in deposits as compared to the growth in loans outstanding.

Virtually all of the Bank’s assets are either floating rate, generally based on short-term interest rates and resetting quarterly, or short-term, generally maturing within the next few years. The Bank’s liabilities are very similar in nature, with the exception of demand deposits, which are effectively fixed at a zero percent interest rate, and the “administered-rate” deposits (e.g., NOW and Savings accounts). The remaining component is shareholders’ equity. From an accounting perspective, equity ‘acts’ as zero percent fixed-rate funding. The combination of shareholders’ equity, along with the demand and administered-rate deposits, is substantially greater than the Bank’s few long-term fixed-rate or noninterest-earning assets. As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing.  This is commonly referred to as being “asset sensitive” and typically results in increasing NIM during periods of increasing interest rates.

While the dramatic increases in short term interest rates over the past several years, combined with Corus’ asset sensitivity, has put upward pressure on the NIM, the Bank’s dramatic deposit growth over that same period has had the opposite effect to an even greater extent.  Deposit growth has exceeded loan growth resulting in a growing percentage of the Bank’s average earning assets held in investment securities. These securities, which are high quality and very short-term in nature (“Liquidity Management Assets” on the accompanying NIM tables), currently earn a yield comparable to the yields paid on deposits.  This negatively impacts the NIM although leaves net interest income largely unchanged.

Importantly, the growth in deposits has been a critical factor in allowing the Company to support its recent growth. Moreover, maintaining large amounts of liquid investments is a conscious action undertaken as part of our broader strategy of enhancing the safety of our operations, and in order to have cash available at all times for our deposit and loan customers.

See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended June 30

	2006			2005

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$4,474,598	$52,845	4.72%	$2,569,538	$20,288	3.16%
Common stocks (2)	191,968	2,214	4.61%	204,136	2,269	4.45%
Loans, net of unearned income (3)	4,638,981	127,330	10.98%	3,161,839	76,700	9.70%

Total earning assets	9,305,547	182,389	7.84%	5,935,513	99,257	6.69%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	89,637			97,101
Allowance for loan losses	(42,666)			(33,242)
Premises and equipment, net	26,900			25,902
Other assets, including goodwill	42,220			29,615

Total Assets	$9,421,638			$6,054,889

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$5,240,098	$60,748	4.64%	$2,371,295	$19,823	3.34%
Money market deposits	1,845,501	21,201	4.60%	1,511,105	11,328	3.00%
Brokered certificates of deposit	329,903	4,549	5.52%	444,536	4,134	3.72%
NOW deposits	308,145	1,904	2.47%	310,457	1,185	1.53%
Savings deposits	145,275	180	0.50%	159,696	197	0.49%

Total interest-bearing deposits	7,868,922	88,582	4.50%	4,797,089	36,667	3.06%
Long-term debt – subordinated debentures	384,028	7,110	7.41%	283,198	4,127	5.83%
Other borrowings (4)	5,826	149	NM	3,149	82	NM

Total interest-bearing liabilities	8,258,776	95,841	4.64%	5,083,436	40,876	3.22%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	308,770			281,227
Other liabilities	116,974			79,406
Shareholders’ Equity	737,118			610,820

Total Liabilities and Shareholders’ Equity	$9,421,638			$6,054,889

Interest income and loan fees/average earning assets	$9,305,547	$182,389	7.84%	$5,935,513	$99,257	6.69%
Interest expense/average interest-bearing liabilities	$8,258,776	95,841	4.64%	$5,083,436	40,876	3.22%

Net interest spread		$86,548	3.20%		$58,381	3.47%

Net interest margin			3.72%			3.93%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)	Liquidity management assets include federal funds sold and securities other than common stocks.
Interest income on securities includes a tax equivalent adjustment of $9,000 and $5,000 for 2006 and 2005, respectively.
(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $606,000 and $621,000 for 2006 and 2005, respectively.
(3)

Interest income on tax-advantaged loans includes a tax equivalent adjustment of $7,000 and $18,000 for 2006 and 2005, respectively. Includes net interest income derived from interest rate swap contracts.

(4)	Other borrowings include Federal funds purchased.

Average Balance Sheets and Net Interest Margin

	Six Months Ended June 30

	2006			2005

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$4,195,852	$94,906	4.52%	$2,326,517	$34,058	2.93%
Common stocks (2)	189,574	5,122	5.40%	209,546	4,529	4.32%
Loans, net of unearned income (3)	4,625,335	249,999	10.81%	3,030,147	143,843	9.49%

Total earning assets	9,010,761	350,027	7.77%	5,566,210	182,430	6.55%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	103,833			104,831
Allowance for loan losses	(41,328)			(33,119)
Premises and equipment, net	26,738			25,731
Other assets, including goodwill	40,007			26,876

Total Assets	$9,140,011			$5,690,529

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$4,999,077	$111,518	4.46%	$1,975,508	$31,190	3.16%
Money market deposits	1,804,319	40,175	4.45%	1,555,899	22,021	2.83%
Brokered certificates of deposit	349,831	9,155	5.23%	462,574	8,132	3.52%
NOW deposits	313,334	3,763	2.40%	301,589	2,289	1.52%
Savings deposits	147,615	363	0.49%	160,735	394	0.49%

Total interest-bearing deposits	7,614,176	164,974	4.33%	4,456,305	64,026	2.87%
Long-term debt – subordinated debentures	371,639	13,368	7.19%	271,676	7,602	5.60%
Other borrowings (4)	13,136	501	NM	6,694	224	NM

Total interest-bearing liabilities	7,998,951	178,843	4.47%	4,734,675	71,852	3.04%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	313,121			274,480
Other liabilities	108,658			74,772
Shareholders’ Equity	719,281			606,602

Total Liabilities and Shareholders’ Equity	$9,140,011			$5,690,529

Interest income and loan fees/average earning assets	$9,010,761	$350,027	7.77%	$5,566,210	$182,430	6.55%
Interest expense/average interest-bearing liabilities	$7,998,951	178,843	4.47%	$4,734,675	71,852	3.04%

Net interest spread		$171,184	3.30%		$110,578	3.51%

Net interest margin			3.80%			3.97%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)

Liquidity management assets include federal funds sold and securities other than common stocks. Interest income on securities includes a tax equivalent adjustment of $17,000 and $15,000 for 2006 and 2005, respectively.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $1.4 million and $1.2 million for 2006 and 2005, respectively.
(3)

Interest income on tax-advantaged loans includes a tax equivalent adjustment of $25,000 and $36,000 for 2006 and 2005, respectively. Includes net interest income derived from interest rate swap contracts.

(4)	Other borrowings include Federal funds purchased.

Noninterest Income

For the three and six months ended June 30, 2006, noninterest income decreased by $1.8 million and $5.2 million, respectively, compared to the same periods in the prior year.  For the three-month period, the decrease is due to a $1.4 million gain, recorded in 2005, from the sale of certain property owned by Corus.  Corus had previously been leasing the property to a third party.  For the six-month period ended June 30, 2006, the decrease is further driven by lower security gains as described below.

Securities Gains/(Losses), net

The following details the net securities gains/(losses) by source for the three- and six-month periods ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2006	2005	2006	2005

Gains on common stocks (cash transactions)	$—	$65	$—	$1,914
Gains on common stocks (stock-for-stock)	—	—	—	810
Charge for “other than temporary” impairment	—	—	(543)	—
Other	—	86	—	99

Total securities gains/(losses), net	$—	$151	$(543)	$2,823

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

In May 2006, Regions Financial Corp. announced plans to acquire Amsouth Bancorporation.  The transaction is expected to close in the fourth quarter of 2006 and Corus anticipates recognizing a gain at that time of approximately $6.0 million.

Charge for “other than temporary” impairment

During the six months ended June 30, 2006, Corus recorded a charge of $0.5 million related to “other than temporary” declines in value of a certain common stock held by Corus.  This charge was not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications.

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

Noninterest Expense

For the three and six months ended June 30, 2006, noninterest expense increased by $1.5 million and $4.2 million, respectively, compared to the same periods in the prior year.  The increase was primarily driven by employee compensation and benefits, which have increased due to increases in commercial loan officer commission accruals, higher staffing levels and an increase in pension expense.

In addition, with the continued growth in assets and deposits in 2006, several associated expenses increased as well.  These include higher costs for deposit insurance, postage, and the asset-based regulatory exam fee.  The increase in noninterest expense is also attributable to increases in various legal and professional fees.

FINANCIAL CONDITION

Common Stock Portfolio

At June 30, 2006, Corus held investments in the common stocks of 18 financial industry companies valued at $184.6 million, including net unrealized gains of $74.6 million.  These investments are included in the available-for-sale classification.  The following is a list of Corus’ holdings as of June 30, 2006:

Corporation	Shares Held	Market Value	Percentage of Portfolio

(dollars in thousands)
Amcore Financial Inc.	69,100	$2,025	1.1%
Amsouth Bancorporation	466,015	12,326	6.7
Associated Banc Corp.	121,179	3,821	2.0
Bank of America Corp.	670,594	32,256	17.4
Bank of NY Co.	100,000	3,220	1.7
Citigroup Inc.	225,000	10,856	5.9
Comerica Inc.	264,300	13,741	7.4
Compass Bancshares Inc.	108,750	6,047	3.3
Fremont General Corp.	820,000	15,219	8.2
JP Morgan Chase & Co.	500,864	21,036	11.4
MAF Bancorp Inc.	204,850	8,776	4.8
Merrill Lynch & Co. Inc.	132,000	9,182	5.0
Morgan Stanley Dean Witter & Co.	82,000	5,183	2.8
National City Corp.	74,520	2,697	1.5
Regions Financial Corp.	143,554	4,755	2.6
SunTrust Banks Inc.	48,000	3,660	2.0
US Bancorp	268,870	8,303	4.5
Wachovia Corp.	398,191	21,534	11.7

Total		$184,637	100.0%

During the three- and six-month periods ended June 30, 2006 Corus earned $1.6 million and $3.7 million, respectively, of dividend income on the stock portfolio compared to $1.6 million and $3.3 million, respectively, during the same periods of 2005.

Securities Other Than Common Stocks

Corus’ current asset/liability management philosophy is that all current security purchases, other than those required for regulatory purposes, are classified as available-for-sale or trading.

At June 30, 2006, available-for-sale securities other than common stocks increased to $4.4 billion due mainly to Corus’ increased investment in short-term U.S. agency securities, primarily discount notes.  As of June 30, 2006, nearly the entire available-for-sale portfolio was scheduled to mature within six (6) months.

Loan Portfolio

The following table details the composition of Corus’ outstanding loans:

	Outstanding Loan Balances

	June 30, 2006		December 31, 2005		June 30, 2005

(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate:
Condominium
Construction	$2,311	51%	$1,920	42%	$1,263	35%
Conversion	1,692	38	1,886	42	1,437	40
Other commercial real estate	408	9	599	13	730	21

Total commercial real estate	4,411	98	4,405	97	3,430	96
Commercial	59	1	84	2	99	3
Residential real estate and other	29	1	36	1	45	1

Loans, net of unearned income	$4,499	100%	$4,525	100%	$3,574	100%

Mezzanine loans included in total commercial real estate	$142		$132		$132

Commercial Real Estate Lending

During the past few years, Corus’ lending has focused almost exclusively on condominium projects.  These projects include both construction of new buildings and conversion of existing apartments.  While Corus generally provides only senior debt, in some cases Corus will provide mezzanine financing as well.

Condominium construction loans typically have stated maturities ranging from 2 to 4 years.  The loans are funded throughout the term as construction progresses.  These loans consist of both new construction projects and certain condominium conversion projects where extensive renovation is planned.

Condominium conversion loans generally have shorter stated maturities, typically in the range of 1 to 3 years.  These loans are for projects with less extensive renovation efforts and the loans are typically fully funded at the outset and paid down as the condominiums are sold.

Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan (as opposed to a third party’s).  Interest rates charged for mezzanine loans are considerably higher than those charged for typical first mortgage loans, but the loans also carry additional risk.

At June 30, 2006, funded commercial real estate loans totaled $4.4 billion, an increase of $1.0 billion, or 29%, compared to June 30, 2005.  In addition to the funded amounts listed above, Corus’ commercial real estate loan portfolio also includes significant commitments to fund additional amounts.

Including commitments, the commercial real estate loan portfolio totals $8.8 billion as of June 30, 2006, as detailed below:

	Total Commercial Real Estate Loan Commitments (outstanding balances + unfunded commitments)(1)

	June 30, 2006		December 31, 2005		June 30, 2005

(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Condominium:
Construction	$6,224	71%	$5,327	64%	$4,280	56%
Conversion	1,860	21	2,156	26	2,348	31
Other commercial real estate	714	8	857	10	1,012	13

Total commercial real estate	$8,798	100%	$8,340	100%	$7,640	100%

(1)Includes pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table of this report, included in the amounts labeled as Commitments Accepted and Commitments Offered.

Commercial Real Estate Loans – Originations

An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded).  Construction loan funds are rarely drawn by the borrower at the closing but rather over an extended period of time as the project is built.  In contrast, conversion loans are largely funded at the time of closing.

As shown in the chart below, the pace of loan originations has slowed recently.  For the three months ended June 30, 2006, originations were almost exclusively from construction loans as illustrated below:

	Originations

(in millions)	2Q 2006	1Q 2006	4Q 2005	3Q 2005	2Q 2005	1Q 2005

Condominium:
Construction	$707	$713	$327	$692	$976	$635
Conversion	10	490	655	740	747	435
Other commercial real estate	30	110	13	132	23	65

Total	$747	$1,313	$995	$1,564	$1,746	$1,135

Attempting to use loan originations to forecast loan growth is not advisable due to the complicated interplay between funding of new originations and the paydowns and payoffs on loans originated in previous periods.

Commercial Real Estate Loans – Paydowns/Payoffs

Total loan paydowns and payoffs (collectively referred to as “paydowns”) were $1.7 billion during the first six months of 2006, compared to $1.1 billion during the same period in 2005. The timing of loan paydowns is inherently difficult to predict.

Commercial Real Estate Loan Portfolio – By Size

	As of June 30, 2006

	# of Loans	Total Commitment (1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

$140 million and above	5	$775	9%	$—	—%
$100 million to $140 million	17	2,052	23	645	15
$60 million to $100 million	35	2,642	30	1,489	34
$20 million to $60 million	77	2,827	32	1,877	42
$1 million to $20 million	50	485	6	386	9
Loans less than $1 million	NM	17	—	14	—

Total	184	$8,798	100%	$4,411	100%

Commercial Real Estate Loan Portfolio – By Property Type

	As of June 30, 2006

	# of Loans	Total Commitment(1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

Condominium:
Construction	95	$6,224	71%	$2,311	52%
Conversion	64	1,860	21	1,692	39

Condominium Total	159	8,084	92	4,003	91
Hotel	6	252	3	141	3
Office	7	216	2	84	2
Other	12	229	3	169	4
Loans less than $1 million	NM	17	—	14	—

Total	184	$8,798	100%	$4,411	100%

NM - Not Meaningful

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

Commercial Real Estate Loan Portfolio – By Major Metropolitan Area

	As of June 30, 2006

	# of Loans	Total Commitment (1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

Florida:
Miami/Southeast Florida	25	$1,826	21%	$540	12%
Orlando	11	375	4	349	8
Tampa	4	211	2	198	4
Other Florida	9	542	6	272	6

Florida Total	49	2,954	33	1,359	30
California:
Los Angeles	17	756	9	315	7
San Diego	14	629	7	436	10
San Francisco	5	181	2	103	2
Sacramento	2	67	1	36	1

California Total	38	1,633	19	890	20
New York City	18	962	11	523	13
Washington, D.C.(2)	21	918	10	534	12
Las Vegas	10	772	9	351	8
Chicago	12	360	4	169	4
Atlanta	10	337	4	172	4
Phoenix/Scottsdale	10	314	4	151	3
Other (3)	16	531	6	248	6
Loans less than $1 million	NM	17	—	14	—

Total	184	$8,798	100%	$4,411	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.
(2) Includes northern Virginia and Maryland loans.
(3) No other metropolitan area exceeds three percent of the total.

Commercial Real Estate Loans – Pending

Finally, the following table presents a comparison of Corus’ loans pending listed in descending order with respect to stage of completion.  In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Term Sheet Issued is in its earliest stages.  It has been the Company’s experience that once a loan reaches the Application Received stage it is highly likely to ultimately close.

	Commercial Real Estate Loans Pending

	June 30, 2006		December 31, 2005		June 30, 2005

(dollars in millions)	# of Loans	Amount	Loans	Amount	# of Loans	Amount

Commitment Accepted (1)	5	$502	6	$395	6	$519
Commitment Offered (1)	1	139	1	23	8	304
Application Received	11	1,280	22	2,087	18	945
Application Sent Out	9	972	11	866	14	1,048
Term Sheet Issued	40	3,676	40	3,097	37	2,684

Total	66	$6,569	80	$6,468	83	$5,500

Condominium:
Construction	62	$6,329	61	$5,520	61	$4,417
Conversion	4	240	14	646	16	799
Other commercial real estate	—	—	5	302	6	284

Total	66	$6,569	80	$6,468	83	$5,500

(1) These amounts are also included in the Total Commercial Real Estate Loan Commitments table in this report.

In total, loans pending have increased from the same period in 2005 with the growth primarily from pending construction loans.  Pending conversion loans have declined significantly due to market conditions.

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

In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded a provision for credit losses of $3.0 million in the first quarter of 2006.  No provision was recorded in the most recent quarter.  The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, loan growth, and credit quality, as well as various qualitative factors.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2006	2005	2006	2005

Balance at beginning of period	$48,046	$38,076	$44,740	$37,882
Provision for credit losses	—	—	3,000	—
Charge-offs	(644)	(88)	(664)	(216)
Recoveries	284	430	610	752

Balance at June 30	$47,686	$38,418	$47,686	$38,418

Charge-offs in the second quarter of 2006 include approximately $0.6 million associated with Corus’ business of servicing the check cashing industry.  Balances due from one particular customer were written down to Corus’ estimate of the net realizable value of the underlying collateral.  There were no charge-offs related to the commercial real estate loan portfolio.

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	As of June 30

(in thousands)	2006	2005

Allowance for Loan Losses	$42,186	$33,418
Liability for Credit Commitment Losses (1)	5,500	5,000

Total	$47,686	$38,418

(1)  Included as a component of accrued interest payable and other liabilities

The ratio of the Allowance for Loan Losses to funded loans was 0.94% at both June 30, 2006 and June 30, 2005.

Commercial Real Estate Loan Charge-offs ––– 10-Year History

(in thousands)
Period	Charge-offs

2006 (YTD June 30, 2006)	$0
2005	0
2004	0
2003	0
2002	0
2001	0
2000	0
1999	61
1998	18
1997	350

Total Charge-offs	$429

Corus has had particularly impressive results with commercial real estate lending.  In fact, there have been zero charge-offs in the past six-plus years, and de minimus charge-offs over the past 10 years.  However, Corus anticipates that at some point it will experience charge-offs on its commercial real estate loan portfolio.

Nonaccrual, Past Due, OREO and Restructured Loans

(in thousands)	June 30 2006	December 31 2005	June 30 2005

Nonperforming loans:
Nonaccrual	$71	$73	$6,812
Loans 90 days or more past due	549	544	5,377

Total Nonperforming Loans	620	617	12,189
Other real estate owned (“OREO”)	—	—	—

Total Nonperforming Assets	$620	$617	$12,189

Troubled debt restructurings*	—	14,727	22,399
Total Nonperforming Loans/Total Loans	0.01%	0.01%	0.34%
Total Nonperforming Assets/Total Assets	0.01%	0.01%	0.19%

* To the extent not included in either nonaccrual or loans 90 days or more past due

Nonperforming loans, which include nonaccrual loans and loans past due by 90 days or more, are minimal.  As of June 30, 2005, the Company had two loans classified as Troubled Debt Restructurings.  These loans have both since paid off and no loss was incurred.

Potential Problem Loans

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have serious concerns about the ability of such borrowers to comply with the existing repayment terms.  Such loans are not included in nonaccrual, past due or restructured loans above.

As of June 30, 2006, Corus had one loan secured by an office building with a balance outstanding of $10.0 million that Corus considers to be a potential problem loan.  The loan is well collateralized and has no identifiable loss potential.

Deposits

The following table details the composition of deposit products by type:

(in millions)	June 30 2006		December 31 2005		June 30 2005

Retail certificates of deposit	$5,437	65%	$4,445	61%	$2,851	52%
Money market	1,849	22	1,640	23	1,484	27
Brokered certificates of deposit	301	4	380	5	420	8
NOW	299	4	312	4	301	5
Demand	284	3	337	5	276	5
Savings	143	2	152	2	159	3

Total	$8,313	100%	$7,266	100%	$5,491	100%

Deposits continued to grow in the second quarter of 2006 resulting in net growth of $1.0 billion for the six months ended June 30, 2006. The growth is primarily supported by growth in retail certificates of deposit (“CDs”) and is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products, particularly CDs with six- and twelve-month maturities, have proven to be an attractive investment option for many new and existing customers.

The retention of existing deposits continues to be a major focus of the Bank. While the results to-date have been encouraging, there are no guarantees that account retention will remain high over the long term.

At June 30, 2006, approximately 63% of the Bank’s $8.0 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  Total retail deposits consisted of approximately 189,000 accounts.

Long-Term Debt – Subordinated Debentures

As of June 30, 2006, Corus had $384.0 million in floating rate junior subordinated notes (the “Debentures”).  The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events).  Interest payments on the Debentures are payable quarterly.  So long as an event of default has not occurred (described further below), Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the trust preferred agreements include failure to pay interest after 20 consecutive quarters of deferral (if such election is ever made), failure to pay all principal and interest at maturity, or filing bankruptcy.

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

All of the outstanding Debentures are variable-rate, with interest rates ranging from LIBOR plus 1.33% to LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future.  However, based on June 30, 2006, market interest rates, the interest payments would be approximately $30 million per annum.

Other Borrowings

Corus has a revolving line of credit for up to $100 million.  The line of credit matures on November 30, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank.  The line of credit is intended to be used by the holding company to fund commitments it has with respect to loan participations entered into with the Bank.  As of June 30, 2006, the line of credit had a balance of $5.2 million.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of June 30, 2006 are presented below:

	Tier 1 Leverage (1)		Tier 1 Risk-Based Capital (2)		Total Risk-Based Capital (3)

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized (4)	N/A	5.00%	N/A	6.00%	N/A	10.00%
Corus Bankshares, Inc.	$950,695	10.18%	$950,695	12.11%	$1,167,079	14.86%
Subsidiary Bank	$967,617	10.50%	$967,617	12.57%	$1,015,303	13.19%

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

(4)	See discussion of Regulatory Well-Capitalized Classification in Liquidity and Capital Resources below

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

Bank Holding Company
Sources At June 30, 2006, the parent company had $212.5 million of cash and marketable securities compared to $216.2 million one year earlier.  Of this $212.5 million, $197.5 million is unencumbered and available to fulfill parent company cash needs.  Net of taxes, liquidation of this portfolio would generate cash of $166.6 million.

Over the past several years, the parent company’s main source of cash has been the issuance of a unique form of long-term debt commonly referred to as “Trust Preferred” securities. While Corus did not issue any Trust Preferred securities in the second quarter of 2006, Corus may seek to issue additional Trust Preferred securities in the future.  While this has been a reliable source of capital in the recent past, there is no assurance that it will be available to Corus in the future.

The Trust Preferred securities are actually issued by Corus’ unconsolidated subsidiary trusts, the proceeds of which are used to purchase Debentures from Corus with terms comparable to the Trust Preferred securities.  This debt appears on Corus’ financial statements as “Long-Term Debt — Subordinated Debentures.”  Please refer to the Long-Term Debt — Subordinated Debentures section of this report for a more detailed discussion of these securities. The “pooling” structure available for Trust Preferred securities (where a large group of banks issue concurrently into one larger “pool”) has allowed Corus to access the capital markets even though it currently has no debt ratings or ratings outlook from any of the major ratings agencies.

An important aspect of the Trust Preferred securities and the Debentures is a provision that allows for deferral of interest payments on the Debentures, and in turn, the distributions on the Trust Preferred securities, for up to five consecutive years without triggering an event of default (this provision is subject, however, to certain restrictions with regard to Corus’ ability to make, among other things, dividends, distributions, etc. to holders of Corus common stock).

Prior to issuing Trust Preferred securities, the parent company’s main source of cash had been dividends from the Bank.  Over the past several years though, as Corus’ internal capital goals for the Bank have outpaced the earnings of the Bank, dividends from the Bank have not been a main source of cash to the parent company. In fact, the parent has infused cash into the Bank. With loan growth slowing in the most recent quarter, the Holding Company may again begin receiving dividends from the Bank.

In general the Bank’s ability to pay dividends to the parent company is dependent on its ability to generate earnings and to meet various regulatory restrictions.  At June 30, 2006, the Bank had $245.8 million available to pay in dividends to the parent company without prior regulatory approval while maintaining capital levels that would be classified as “well capitalized” by the banking regulators.  Well capitalized is the highest capital classification as defined by the regulators (see below note regarding “Regulatory Well-Capitalized Classification” for further information).  Furthermore, management has set capital goals for the Bank that exceed regulatory minimums.  In other words, management might not pay dividends from the Bank although it would be allowed to do so by regulators.

Additional sources of liquidity available to the parent company include dividends from its equity securities portfolio, interest and fees earned from loan participations, and, as described above, cash that could be generated from sales of equity securities.

Regulatory Well-Capitalized Classification The Bank’s capital classification is determined solely for the purpose of applying PCA, hereinafter defined.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“Act”), a major overhaul in the laws and regulations governing banks, introduced many new legal and regulatory frameworks.  Some of the more significant aspects of the Act are the provisions collectively referred to as Prompt Corrective Action (“PCA”).  The PCA provisions were the result of a Congressional desire to reduce the potential for future regulatory/supervisory forbearance and, hopefully, failure costs in the banking industry.  What this means, among other things, is that banking regulators have the legal authority to reduce the capital classification of a bank below what the numerical capital ratios would otherwise indicate.  That is, the Bank’s capital classification is determined solely for the purpose of applying PCA and that classification may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

Finally, the parent company requires cash to fund loan participations entered into with the Bank for loans that exceed the Bank’s legal lending limit.  As of June 30, 2006, the parent company had committed to $45.5 million of loan participations with the Bank, $39.7 million of which were unfunded at that time.  In order to fund these commitments, should funding be required, the parent company could draw on its $100 million line of credit.

Subsidiary Bank
At June 30, 2006, the Bank’s liquid assets totaled $4.8 billion, or 51.3%, of its total assets versus $2.7 billion, or 42.4% of total assets at June 30, 2005.

Sources Management currently anticipates that its primary sources of cash will be (not necessarily listed in order of priority): normal paydowns on the existing loan portfolio, the liquidation of existing investment securities, net retail deposit growth (to the extent such occurs), Bank earnings not paid to the parent company as a dividend, capital infusions, and the issuance of additional brokered certificates of deposit (“BRCDs”).  Corus’ ability to issue BRCDs in the future could be limited if, among other reasons, the Bank were to experience credit problems or fail to maintain its well-capitalized status.

Uses The Bank’s current principal use of cash is to fund commercial real estate loans, both new loans as well as drawdowns of existing unfunded loan commitments.  At June 30, 2006, the Bank had unfunded commercial real estate loan commitments of $4.4 billion.  While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 36 months, although such fundings could occur more rapidly.

In addition to funding commercial real estate loans, the Bank must retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses.  Recently, the Bank has experienced significant deposit growth, primarily from retail certificates of deposit (“CDs”) with maturities of one year or less. These new deposits, as a result of their short-term nature, present greater liquidity risk than do longer-term funding options.  While the deposit growth has been very strong, deposits could shrink in the future, perhaps materially, and the Bank must be prepared to fund those withdrawals.  Towards that end, the Bank internally allocates a substantial pool of its investment securities against deposits.  The investment securities are allocated against retail deposits in total rather than attempting to assign different liquidity levels by product type, maturity, or other factors.

COMMERCIAL REAL ESTATE STRESS ANALYSIS

The following disclosure is not computed in accordance with generally accepted accounting principles (“GAAP”) and is considered a non-GAAP disclosure.  Management believes that this presentation, while not in accordance with GAAP, provides useful insight into how management analyzes and quantifies risk and determines the appropriate level of capital.

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate (“CRE”) loans the Bank originates into a rigorous system to analyze and quantify potential risk. At its core, this system takes the form of management and loan officers estimating a loan’s Probability of Default (“POD”) and its Loss Given Default (“LGD”) if a serious recession were to occur.  The POD is our estimate of how likely it is, given a serious recession, a loan would go into default while the LGD is our estimate of, given such a default during a serious recession, what percentage of the loan would have to be charged off.

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

As a proxy for the potential values of the underlying real estate, management looks to, among other things, the severe declines in CRE property values experienced in California and New England during the late 1980’s and early 1990’s.  The analysis assumes that condominium net sell out prices will be 60% to 80% of project cost.  Keep in mind that while these are the typical discounts, each loan is analyzed individually and may have discounts larger or smaller than mentioned above.

Following is a table summarizing the results of this analysis.

(in millions)	June 30 2006	December 31 2005	June 30 2005

CRE Loans & Unfunded Commitments
CRE loans outstanding	$4,411	$4,404	$3,430
Unfunded commitments	4,387	3,936	4,210

CRE loans & unfunded commitments	$8,798	$8,340	$7,640

Potential Defaults & Losses
CRE loans & unfunded commitments	$8,798	$8,340	$7,640
Probability of Default (POD) (1)	17%	16%	15%

Potential CRE loans that could default	1,465	1,341	1,183
Loss Given Default (LGD) (1)	18%	18%	17%

Potential losses that could occur	$266	$239	$206

Nonperforming Loans
Potential CRE loans that could default	$1,465	$1,341	$1,183
Potential losses that could occur	(266)	(239)	(206)

Potential remaining CRE nonperforming loans	$1,199	$1,102	$977

(1)   The POD and LGD estimates are not based on today’s market conditions, instead they are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious recession.

The above table indicates that in the event of a serious recession the Bank could have $1.5 billion of defaulted CRE loans and $266 million of these loans may have to be charged off.  While our analysis is based on a serious recession, it is certainly possible that the Company could experience meaningful nonperforming loans and charge-offs even in the absence of such a recession. Further, although Corus has attempted to be conservative in its assessment of potential defaults and losses, it is conceivable that actual defaults and/or losses may be greater, perhaps materially, than estimated.

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

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology.  By their nature, these statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that might cause Corus’ actual results to differ materially include, but are not limited to, the following:

•

The general state of the economy, particularly the residential real estate sector. Weakness in the residential real estate sector, which may be caused by, among many other things, supply/demand imbalances and higher interest rates, could adversely affect Corus’ loan originations, balances outstanding and/or credit quality;

•	The impact of competitors’ pricing initiatives on loan and deposit products;
•	The timing of drawdowns on unfunded loan commitments and paydowns of existing loans;
•	Corus’ ability to attract and retain sufficient cost-effective funding to support marginal loan growth;
•	Corus’ ability to access the capital markets, particularly for the issuance of Trust Preferred securities;
•	Corus’ ability to maintain and access any line(s) of credit;
•	In the event of a serious recession, the level of actual loan defaults and charge-offs and how those results compare to Corus’ Commercial Real Estate Stress Analysis;
•	Changes in management’s estimate of the adequacy of the allowance for credit losses;
•	Restrictions that may be imposed by any of the various regulatory agencies that have authority over the Company or any of its subsidiaries;
•	The occurrence of one or more catastrophic events, such as an earthquake, hurricane, or acts of terrorism that affect properties securing the loans; and
•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.

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

The combination of shareholders’ equity, along with the demand and “administered-rate” deposits, is substantially greater than the few Bank assets that are long-term fixed-rate or noninterest-earning (primarily common stock portfolio, cash, fixed-rate loans, and fixed assets). As of June 30, 2006 that difference was roughly $900 million. As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is therefore referred to, in banking parlance, as being “asset sensitive.”

As a result of its asset sensitive position, the Bank generally expects that increases in short-term interest rates will result in an increase of the Bank’s net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in the Bank’s net interest income. With the preceding said, it is important to note that the Bank’s interest rate sensitivity model does not attempt to forecast changes in the economy as interest rates change. Thus while the model would predict that the Bank’s earnings will continue to grow ever greater as interest rates were to climb ever higher, such an assumption is clearly not reasonable. Thus, while Corus finds the model a useful tool for gauging the Bank’s potential near-term interest rate sensitivity, these projections are only meaningful within reasonable bandwidths.

In order to gauge the Bank’s sensitivity to changes in short-term interest rates, management calculates the potential impact that changes in interest rates would have on the Bank’s net interest income over the next calendar year. For purposes of modeling simplicity, it is common for banks to use immediate changes in interest rates. Further, these changes are assumed to occur uniformly across the entire yield curve. These types of immediate and “parallel” shifts are commonly referred to as interest rate shocks.

It should be noted that that while using such “shocks” to gauge interest rate risk is standard industry practice, interest rate changes of this sort are in fact very unlikely to occur. As most banks have a diverse mix of fixed versus floating assets and liabilities, with potentially vastly different maturity structures, such a simplistic assumption is quite problematic. With that said, as the vast preponderance of the Bank’s assets and liabilities are floating rate and reset, either directly or indirectly, off of very short-term interest rates, this simplistic assumption is actually reasonable for Corus. The only exception, and in the range of interest rate shocks shown below it is a rather modest one, results from the interest rate floors management has negotiated in many of its floating-rate CRE loans.

The following table, which reflects the interest risk positions as of June 30, 2006, and December 31, 2005, illustrates the Bank’s asset-sensitive positions under all interest rate “shock” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end. That is, a 100bp increase in rates for one time period could represent a very different interest rate scenario than another. For example, the 3-month T-Bill yield at June 30, 2006, was approximately 5.00% versus 4.00% at December 31, 2005. Therefore, a 100bp increase in rates would result in a 3-month T-Bill of 6.00% for the June 30, 2006, simulations versus 5.00% for those from December 31, 2005.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp	+300 bp

Percent change in the next 12 months’ net interest income vs. constant rates
June 30, 2006	(8.3)%	(4.8)%	—	4.8%	9.9%	14.8%
December 31, 2005	(2.0)%	(4.0)%	—	4.7%	9.3%	14.0%

(1) These “shocks” represent hypothetical instantaneous and sustained changes from current rates.

For all rising rate shocks, and as gauged by the percentage changes in net interest income, the Bank’s projected asset-sensitivity has increased slightly since December 31, 2005.  For falling rate shocks, and as gauged by the percentage changes in net interest income, projected asset-sensitivity has increased resulting in a larger projected drop in net interest income compared to stable rates. This change was primarily a function of CRE loan floors, which are now more “out-of the-money.”

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $184.6 million as of June 30, 2006, including net unrealized gains of $74.6 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on April 18, 2006.

(c)	At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:

(1)	The election of seven directors to the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualify:

Director	Votes For (1)	Votes Withheld (1)

Joseph C. Glickman	50,367,894	1,836,184
Robert J. Glickman	50,444,468	1,759,610
Robert J. Buford	50,260,536	1,943,542
Kevin R. Callahan	50,643,454	1,560,624
Rodney D. Lubeznik	50,489,928	1,714,150
Michael J. McClure	49,009,780	3,194,298
Peter C. Roberts	50,585,808	1,618,270

(2)	The ratification of the appointment of Ernst & Young LLP as Corus’ independent registered public accounting firm for the fiscal year ending December 31, 2006:

Votes For (1)	Votes Against (1)	Abstentions (1)

51,998,196	156,884	48,998

(3)	The approval of the Amendment to the Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock:

Votes For (1)	Votes Against (1)	Abstentions (1)

46,112,806	5,997,846	93,424

(4)	The approval of the Corus Bankshares, Inc. 2006 Stock Option Plan:

Votes For (1)	Votes Against (1)	Votes Against (1)	Broker Non-Vote (1)

38,259,918	3,038,164	126,584	10,779,412

(1)   All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

ITEM 6: EXHIBITS

15	Letter re unaudited interim financial information (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

99	Report of Independent Registered Public Accounting Firm (1)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC.
(Registrant)

August 4, 2006	By:	/s/ Michael E. Dulberg

Michael E. Dulberg
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and duly authorized
Officer of Registrant)