Form 10-Q
period 2006-09-30
CORUS BANKSHARES INC
filed 2006-11-09
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 7, 2006, the Registrant had 55,913,488 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30 2006	December 31 2005	September 30 2005

Assets
Cash and due from banks – non-interest bearing	$130,948	$133,351	$86,614
Federal funds sold	276,000	325,000	220,500

Cash and Cash Equivalents	406,948	458,351	307,114
Securities:
Available-for-sale, at fair value
Common stocks (cost $120,813, $110,586 and $110,586)	204,611	184,541	172,192
U.S. Government and agencies (amortized cost $4,831,361, $3,234,257 and $2,995,998)	4,829,443	3,228,016	2,991,545
Other securities (amortized cost $30,779, $29,509 and $27,854)	31,724	30,081	28,376

Total Securities	5,065,778	3,442,638	3,192,113
Loans, net of unearned income	4,339,500	4,524,511	4,200,766
Less: Allowance for loan losses	42,157	39,740	36,839

Net Loans	4,297,343	4,484,771	4,163,927
Premises and equipment, net	27,429	26,439	26,028
Accrued interest receivable and other assets	45,983	42,018	39,279
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$9,848,004	$8,458,740	$7,732,984

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$330,206	$337,399	$296,694
Interest-bearing	8,219,370	6,928,430	6,347,281

Total Deposits	8,549,576	7,265,829	6,643,975
Long-term debt – subordinated debentures	384,028	358,254	332,480
Federal funds purchased	—	41,200	—
Other borrowings	5,661	21,593	19,151
Accrued interest payable and other liabilities	99,886	82,089	84,301

Total Liabilities	9,039,151	7,768,965	7,079,907
Shareholders’ Equity: (1)
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 55,983,988, 55,849,488 and 55,777,756 shares outstanding, respectively)	2,799	2,792	2,788
Surplus	28,589	25,882	23,111
Equity – options outstanding	8,711	7,770	7,433
Retained earnings	715,113	609,334	582,749
Accumulated other comprehensive income	53,641	43,997	36,996

Total Shareholders’ Equity	808,853	689,775	653,077

Total Liabilities and Shareholders’ Equity	$9,848,004	$8,458,740	$7,732,984

See accompanying notes.

(1)	All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share data)	2006	2005	2006	2005

Interest, Loan Fees, and Dividend Income:
Interest and fees on loans	$130,971	$93,911	$380,945	$237,717
Federal funds sold	5,000	2,403	13,924	18,534
Securities:
Interest	60,638	23,838	146,604	41,750
Dividends	1,745	1,603	5,465	4,892

Total Interest, Loan Fees, and Dividend Income	198,354	121,755	546,938	302,893
Interest Expense:
Deposits	99,552	50,338	264,526	114,364
Long-term debt – subordinated debentures	7,594	4,828	20,962	12,430
Other borrowings	158	240	659	464

Total Interest Expense	107,304	55,406	286,147	127,258

Net Interest Income	91,050	66,349	260,791	175,635
Provision for Credit Losses	—	3,000	3,000	3,000

Net Interest Income After Provision for Credit Losses	91,050	63,349	257,791	172,635
Noninterest Income:
Service charges on deposit accounts	2,791	2,895	8,185	8,732
Securities gains/(losses), net	8	9,852	(535)	12,675
Other income	468	564	1,585	3,114

Total Noninterest Income	3,267	13,311	9,235	24,521
Noninterest Expense:
Employee compensation and benefits	11,093	10,886	34,920	31,583
Net occupancy	1,010	993	2,987	2,962
Data processing	513	464	1,485	1,268
Depreciation – furniture & equipment	465	321	1,269	964
Other expenses	2,915	2,606	8,990	7,907

Total Noninterest Expense	15,996	15,270	49,651	44,684

Income Before Income Taxes	78,321	61,390	217,375	152,472
Income tax expense	27,204	21,559	75,108	53,336

Net Income	$51,117	$39,831	$142,267	$99,136

Net Income per Common Share: (1)
Basic	$0.91	$0.71	$2.54	$1.78
Diluted	$0.88	$0.69	$2.45	$1.72
Cash Dividends Declared per Common Share	$0.250	$0.175	$0.650	$0.525
Average Common Shares Outstanding:
Basic	55,982	55,740	55,928	55,662
Diluted	57,914	57,968	57,981	57,792

See accompanying notes.

(1)	All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

(dollars in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	$2,792	$25,882	$7,770	$609,334	$43,997	$689,775
Net income	—	—	—	142,267	—	142,267
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	9,644	9,644

Comprehensive income						151,911

Stock options vested	—	—	1,429	—	—	1,429
Shares issued under stock option plan, 138,500 common shares	7	2,705	(485)	(124)	—	2,103
Stock option expirations	—	2	(3)	—	—	(1)
Cash dividends declared on common stock, $0.650 per common share	—	—	—	(36,364)	—	(36,364)

Balance at September 30, 2006	$2,799	$28,589	$8,711	$715,113	$53,641	$808,853

See accompanying notes.
All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

(dollars in thousands, except common share data)	Common Stock	Surplus	Equity – Options Outstanding	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	$2,780	$19,853	$6,737	$512,844	$57,377	$599,591
Net income	—	—	—	99,136	—	99,136
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	(20,381)	(20,381)

Comprehensive income						78,755

Stock options vested	—	—	1,296	—	—	1,296
Shares issued under stock option plan, 186,460 common shares	8	3,258	(600)	—	—	2,666
Cash dividends declared on common stock, $0.525 per common share	—	—	—	(29,231)	—	(29,231)

Balance at September 30, 2005	$2,788	$23,111	$7,433	$582,749	$36,996	$653,077

See accompanying notes.
All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

(in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,267	$99,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,000	3,000
Depreciation	1,816	1,524
Accretion of investment discounts, net	(128,405)	(23,243)
Deferred income tax benefit	(3,242)	(2,879)
Securities losses/(gains), net	535	(12,675)
Deferred compensation expense	2,639	4,446
Stock option expense	1,429	1,296
Excess tax benefits from share-based payment arrangements	(848)	(1,089)
Gain on sale of premises and equipment	—	(1,421)
Increase in accrued interest receivable and other assets	(3,965)	(20,635)
Increase in accrued interest payable and other liabilities	9,631	30,893

Net cash provided by operating activities	24,857	78,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities	5,028,750	1,373,863
Proceeds from sales of available-for-sale securities	15,183	459,593
Purchases of available-for-sale securities	(6,523,926)	(4,341,670)
Net decrease/(increase) in loans	184,025	(1,407,104)
Recoveries of previously charged-off loans	940	1,265
Purchases of premises and equipment, net	(2,806)	(2,800)
Proceeds from sale of premises and equipment	—	2,068

Net cash used in investing activities	(1,297,834)	(3,914,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposit accounts	1,283,747	2,552,514
Proceeds from issuance of long-term debt – subordinated debentures	25,000	75,000
(Decrease)/Increase in Federal funds purchased and other borrowings, net	(57,132)	12,220
Cash proceeds from stock option exercises	1,254	1,577
Excess tax benefits from share-based payment arrangements	848	1,089
Cash dividends paid on common shares	(32,143)	(28,160)

Net cash provided by financing activities	1,221,574	2,614,240

Net decrease in cash and cash equivalents	(51,403)	(1,222,192)
Cash and cash equivalents at January 1	458,351	1,529,306

Cash and cash equivalents at September 30	$406,948	$307,114

See accompanying notes.

1.	Consolidated Financial Statements

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a methodology for recognition and measurement for uncertain tax positions either taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its results of operations, financial position, cash flows or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not anticipate that adoption of SFAS 157 will have a material impact on its results of operations or its financial position.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS 158”). This Statement requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position. The Statement also requires recognition of the changes in funded status in the year in which the changes occur through comprehensive income.  Finally, SFAS 158 requires an entity to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions.  SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008.  The Company is currently evaluating the impact the adoption of SFAS 158 will have on its results of operations, financial position, cash flows or disclosures.

3.	Derivatives

Corus’ use of derivatives is essentially limited to interest rate swaps which convert fixed rate brokered certificates of deposit to floating rate.  Notional amounts totaled $310.0 million and $380.0 million as of September 30, 2006 and 2005, respectively.  The swaps qualify for the “shortcut method” as defined by Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, Corus has not recorded, and does not anticipate recording, any income statement impact from the associated mark-to-market adjustments.

4.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $384.0 million as of September 30, 2006. The stated maturities of the instruments range from 2033 through 2036.  Interest and fees included in interest expense totaled $7.6 million and $21.0 million for the three and nine months ended September 30, 2006, respectively, and $4.8 million and $12.4 million for the three and nine months ended September 30, 2005, respectively. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly.  Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters.  If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock.  As of September 30, 2006, Corus has not elected to defer interest payments.  Absent the exercise of this option, Corus has no financial covenants related to this debt.

5.	Other Borrowings

Corus has a revolving line of credit for up to $100 million at an interest rate of LIBOR plus 140 basis points with interest payments due quarterly.  A fee at an annual rate of 25 basis points of the average unused commitment is also due quarterly.  The line of credit matures on November 30, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank.  As of September 30, 2006, the line of credit had a balance of $5.2 million.

Loan covenants require Corus to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans.  Corus is in compliance with all loan covenants as of September 30, 2006.

6.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per-share data)	2006	2005	2006	2005

Numerator:
Net income attributable to common shares	$51,117	$39,831	$142,267	$99,136

Denominator:
Average common shares outstanding - Basic	55,982	55,740	55,928	55,662
Effect of dilutive common stock options	1,932	2,228	2,053	2,130

Average common shares outstanding - Diluted	57,914	57,968	57,981	57,792

Net income per share:
Basic	$0.91	$0.71	$2.54	$1.78
Diluted	$0.88	$0.69	$2.45	$1.72

On April 18, 2006, the Board of Directors of the Company declared a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend. The additional shares were distributed on May 18, 2006 to shareholders of record at the close of business on May 1, 2006. All amounts have been restated for the three and nine months ended September 30, 2005 to reflect this dividend.  Additionally, for both the three and nine month periods ended September 30, 2006, stock options outstanding to purchase 646,920 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the three and nine month periods ended September 30, 2005, all stock options outstanding as of those periods were included in the computation of diluted earnings per share.

7.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan.  No contributions were made during the nine months ended September 30, 2006 and 2005, and Corus does not expect to make any contributions to the plan for the remainder of 2006.

Net periodic benefit cost was comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2006	2005	2006	2005

Service cost	$388	$252	$1,038	$756
Interest cost	579	380	1,419	1,138
Expected gain on plan assets	(816)	(429)	(1,673)	(1,286)
Net amortization and deferral	(60)	28	108	84

Net Periodic Benefit Cost	$91	$231	$892	$692

As of September 30, 2006, Corus has recorded the Net Periodic Benefit Cost for the entire year. No additional expense is expected in the fourth quarter.

8.	Equity Compensation Plans

Corus utilizes its stock to compensate employees under various nonqualified stock option plans. In addition, Corus’ Commission Program for Commercial Loan Officers (the “CLO Program”) provides for the use of Corus stock as an investment vehicle for commission holdbacks. These plans are described more fully below.  All amounts have been restated to reflect a 2-for-1 stock split on May 18, 2006.

Stock Option Plans Options to purchase Corus’ common stock have been granted to employees under the Stock Option Plans at exercise prices equal to the closing market price of the underlying stock on either the grant date or one business day prior.  The options vest 20% per year, over a five-year period, and expire in 10 years.  At September 30, 2006, there were 2,643,880 shares available for grant.  During the nine-month periods ended September 30, 2006 and 2005, the Company granted options to purchase 356,120 shares and 299,200 shares, respectively, of Corus common stock to certain employees.

For the three and nine months ended September 30, 2006, stock option expense totaled $0.5 million and $1.4 million, respectively, with a resulting deferred tax benefit of $168,000 and $504,000, respectively.  For the three and nine months ended September 30, 2005, stock option expense totaled $0.4 million and $1.3 million, respectively, with a resulting deferred tax benefit of $155,000 and $464,000, respectively.  The expense was based on the fair value of options granted calculated using the Black-Scholes valuation model.

The fair value of options granted was computed using the Black-Scholes valuation model using the following assumptions:

Grant date	5/24/06	4/8/05

Expected volatility	27.30%	26.60%
Expected dividend yields	3.00%	2.89%
Expected life	8 years	10 years
Risk-free rate	4.97%	4.70%
Fair value	$7.97	$6.93

Expected volatility is based on the quarterly closing stock prices of the Company’s common stock over a period of eight years for the options granted in 2006 and over a period of ten years for the 2005 grant.

A summary of the changes in stock options outstanding for the nine months ended September 30, 2006 is seen below:

	2006

Nine Months Ended September 30, 2006	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

(in thousands, except exercise price)
Beginning Options Outstanding	2,958	$11.96
Grants	356	28.86
Exercises	(138)	9.95
Forfeitures/Expirations	(3)	11.10

Ending Options Outstanding	3,173	$13.95	5.6 years	$29,555

Exercisable at September 30	2,138	$10.21	4.4 years	$26,082

(1) Excludes those stock options where the exercise price exceeds the market value of the underlying stock at 9/30/06

The following table provides additional details regarding exercises of stock options for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30

(in thousands)	2006	2005

Number of options exercised	138	186
Cash proceeds from exercises	$1,254	$1,577
Tax benefit
-Based on Black-Scholes fair value	$170	$205
-Based on intrinsic value in excess of Black-Scholes fair value	$848	$1,089
Intrinsic Value	$2,907	$3,627

As of September 30, 2006, nonvested stock options had a grant date fair value of $4.8 million. The expense will be recorded over a weighted-average period of 3.4 years.

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

EXECUTIVE OVERVIEW

Corus’ third quarter earnings were the highest quarterly earnings in the Company’s history.  These earnings were primarily fueled by growth in commercial real estate loans, with a 16% increase in average loans outstanding compared to the same quarter of the prior year.  A continued focus on cost control yielded an efficiency ratio of just over 18%, which is among the lowest in the industry.  Corus’ shareholder’s equity crossed $800 million for the first time – and this growth came after Corus declared dividends of $36 million to shareholders during the first nine months of 2006.  Corus was able to generate a return on equity in excess of 25% in both the most recent quarter and the nine months ended September 30, 2006.  Perhaps most importantly, once again the Company had zero commercial real estate loan charge-offs.

With a loan portfolio invested almost exclusively in loans to condominium developers, Corus is feeling the effects of the nationwide slowdown in the housing market.  Among other evidence of this slowdown, is the 26% decrease in the pipeline of Pending Loans since December 31, 2005.  When analyzing the Company’s new loan originations, it is important to differentiate between construction of new projects and conversion of existing apartments into condominiums.  Corus’ originations of construction loans in the third quarter of 2006 totaled $855 million, which was up 24% from the amount of construction loans originated in the same quarter of 2005.  Unfortunately, there were virtually no conversion loans originated in the third quarter of 2006, whereas there were $740 million of conversion loans originated in the third quarter of 2005.  The first quarter of 2006 was the last time any meaningful amount of conversion loans were originated, and management does not anticipate that changing in the near future.

Aside from the effects on the new loan origination volumes, the slowdown in the housing market is also impacting Corus in terms of credit quality of loans already on the books.  Management has seen various projects that are experiencing slower condominium unit sales and/or lower prices than the developer or the Company would like.  While construction projects are clearly not immune to the forces of the slowdown, conversion projects presently seem to be displaying more obvious signs of weakness.  So far, management can report that only one condominium conversion loan is included in nonaccrual and one additional condominium conversion loan is listed as a Potential Problem Loan.  However, there have been numerous other loans that have experienced meaningful problems, but in these cases the borrowers or their financial backers have taken steps to strengthen the loan, including investing additional equity or signing financial guarantees.

Corus has not yet had to foreclose on a property, nor has the Company incurred any losses.  With that said, Corus does not anticipate this trend to continue indefinitely.  Management believes that the loans were underwritten conservatively, leaving room for loan amounts to increase or the collateral values to decrease and still have the Company get repaid in full.  However, management will not hesitate to foreclose if the borrower does not support a loan that is in distress.  In general, management would not agree to a work-out if a borrower approached management with the attitude that we should leave him in control of the project and give him all of the upside if the market turns around, but leaves the Company to take all of the downside risk.

With all of this discussion of slowing loan volume and potential credit problems, management would like to reiterate that Corus nonetheless continues to see good opportunities for new loans in the condominium construction market, evidenced by originations being on pace with last year.  Management continues to believe that many profitable opportunities, for both the Company and its customers, exist in many cities across the country to build and develop high quality condominiums.  While others may be looking for an exit strategy, Corus sees opportunity.

RESULTS OF OPERATIONS

For the three months ended September 30, 2006, net income was $51.1 million, or $0.88 per share on a diluted basis, compared to net income of $39.8 million, or $0.69 per share on a diluted basis, in the same period of 2005. For the nine months ended September 30, 2006, net income was $142.3 million, or $2.45 per share on a diluted basis, versus $99.1 million, or $1.72 per share on a diluted basis, in 2005.

Earnings for the third quarter of 2006 represented annualized returns of 26.3% on average equity and 2.1% on average assets compared to 24.8% and 2.2% for the same period in 2005. Earnings for the first nine months of 2006 represented annualized returns of 25.7% on average equity and 2.0% on average assets compared to 21.4% and 2.1% for the same period in 2005.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus.  The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.

For the three and nine months ended September 30, 2006, Corus’ net interest income increased to $91.1 million and $260.8 million, respectively, compared to $66.3 million and $175.6 million for the same periods in 2005.

The growth in net interest income was primarily driven by substantial growth in average loans outstanding. Average loans outstanding for the nine months ended September 30, 2006 were $4.5 billion representing an increase of 38%, compared to 2005. The growth in net interest income was also impacted by increases in loan fee income.  Loan fee income for the three and nine months ended September 30, 2006, was $27.2 million and $75.5 million, respectively, compared to $20.5 million and $57.9 million for the same respective periods in 2005.

While average loans outstanding for the quarter and year-to-date increased compared to the prior year, contributing to significant increases in net interest income, the net interest margin declined slightly. The NIM for the three and nine months ended September 30, 2006, was 3.80%, representing a decrease of 4 and 12 basis points from the three and nine months ended September 30, 2005, respectively.

Corus’ NIM is affected by numerous factors. Two of the larger factors affecting the Bank’s NIM over the past few years have been increasing short-term interest rates and the interplay of the growth in deposits as compared to the growth in loans outstanding.

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

While the increases in short term interest rates since the second quarter of 2004, combined with Corus’ asset sensitivity, has put upward pressure on the NIM, the Bank’s deposit growth has exceeded loan growth. As a result, a growing percentage of the Bank’s average earning assets are held in investment securities. These securities, which are high quality and very short-term in nature (“Liquidity Management Assets” on the accompanying NIM tables), currently earn a yield comparable to the yields paid on deposits. Therefore, while net interest income is minimally effected by these deposits invested in Liquidity Management Assets, the NIM is decreased.

Importantly, the growth in deposits has been a critical factor in allowing the Company to support its recent growth. Moreover, maintaining large amounts of liquid investments is a conscious action undertaken to enhance the safety of our operations.

See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended September 30

	2006			2005

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$5,052,488	$65,646	5.20%	$2,982,572	$26,252	3.52%
Common stocks (2)	192,722	2,403	4.99%	204,471	2,207	4.32%
Loans, net of unearned income (3)	4,401,219	130,987	11.90%	3,798,103	93,930	9.89%

Total earning assets	9,646,429	199,036	8.25%	6,985,146	122,389	7.01%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	80,795			103,001
Allowance for loan losses	(42,232)			(33,604)
Premises and equipment, net	27,476			25,961
Other assets, including goodwill	47,184			33,277

Total Assets	$9,759,652			$7,113,781

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$5,607,959	$70,579	5.03%	$3,331,817	$31,295	3.76%
Money market deposits	1,839,019	22,387	4.87%	1,537,809	13,286	3.46%
NOW deposits	300,057	2,001	2.67%	313,345	1,320	1.69%
Brokered certificates of deposits	293,014	4,413	6.02%	411,449	4,241	4.12%
Savings deposits	138,495	172	0.50%	157,532	197	0.50%

Total interest-bearing deposits	8,178,544	99,552	4.87%	5,751,952	50,339	3.50%
Long-term debt – subordinated debentures	384,028	7,594	7.91%	311,188	4,828	6.21%
Other borrowings (4)	5,705	158	NM	15,737	239	NM

Total interest-bearing liabilities	8,568,277	107,304	5.01%	6,078,877	55,406	3.65%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	309,508			308,582
Other liabilities	104,110			84,044
Shareholders’ Equity	777,757			642,278

Total Liabilities and Shareholders’ Equity	$9,759,652			$7,113,781

Interest income and loan fees/average earning assets	$9,646,429	$199,036	8.25%	$6,985,146	$122,389	7.01%
Interest expense/average interest-bearing liabilities	$8,568,277	107,304	5.01%	$6,078,877	55,406	3.65%

Net interest spread		$91,732	3.24%		$66,983	3.36%

Net interest margin			3.80%			3.84%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)	Liquidity management assets include federal funds sold and securities other than common stocks.
Interest income on securities includes a tax equivalent adjustment of $8,000 and $11,000 for 2006 and 2005, respectively.
(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $658,000 and $604,000 for 2006 and 2005, respectively.
(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment of $17,000 and $19,000 for 2006 and 2005, respectively.
Includes net interest income derived from interest rate swap contracts.
(4)	Other borrowings include Federal funds purchased.

Average Balance Sheets and Net Interest Margin

	Nine Months Ended September 30

	2006			2005

(in thousands)	Average Balance	Interest and Fees	Yield/ Cost	Average Balance	Interest and Fees	Yield/ Cost

Assets
Earning Assets:
Liquidity management assets (1)	$4,484,535	$160,553	4.77%	$2,547,605	$60,310	3.16%
Common stocks (2)	190,635	7,525	5.26%	207,836	6,735	4.32%
Loans, net of unearned income (3)	4,549,808	380,986	11.16%	3,288,945	237,773	9.64%

Total earning assets	9,224,978	549,064	7.94%	6,044,386	304,818	6.72%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	96,069			104,215
Allowance for loan losses	(41,633)			(33,282)
Premises and equipment, net	26,988			25,808
Other assets, including goodwill	42,426			29,033

Total Assets	$9,348,828			$6,170,160

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$5,204,268	$182,098	4.67%	$2,432,580	$62,485	3.42%
Money market deposits	1,816,013	62,562	4.59%	1,549,803	35,307	3.04%
Brokered certificates of deposit	330,684	13,568	5.47%	445,345	12,372	3.70%
NOW deposits	308,860	5,764	2.49%	305,550	3,609	1.57%
Savings deposits	144,541	534	0.49%	159,656	591	0.49%

Total interest-bearing deposits	7,804,366	264,526	4.52%	4,892,934	114,364	3.12%
Long-term debt – subordinated debentures	375,814	20,962	7.44%	284,992	12,430	5.82%
Other borrowings (4)	10,632	659	NM	9,741	464	NM

Total interest-bearing liabilities	8,190,812	286,147	4.66%	5,187,667	127,258	3.27%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	311,904			285,972
Other liabilities	107,125			77,896
Shareholders’ Equity	738,987			618,625

Total Liabilities and Shareholders’ Equity	$9,348,828			$6,170,160

Interest income and loan fees/average earning assets	$9,224,978	$549,064	7.94%	$6,044,386	$304,818	6.72%
Interest expense/average interest-bearing liabilities	$8,190,812	286,147	4.66%	$5,187,667	127,258	3.27%

Net interest spread		$262,917	3.28%		$177,560	3.45%

Net interest margin			3.80%			3.92%

NM – Not Meaningful
Tax equivalent adjustments are based on a Federal income tax rate of 35%.
(1)	Liquidity management assets include federal funds sold and securities other than common stocks.
Interest income on securities includes a tax equivalent adjustment of $25,000 and $26,000 for 2006 and 2005, respectively.
(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $2.1 million and $1.8 million for 2006 and 2005, respectively.
(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment of $42,000 and $55,000 for 2006 and 2005, respectively.
Includes net interest income derived from interest rate swap contracts.
(4)	Other borrowings include Federal funds purchased.

Noninterest Income

For the three and nine months ended September 30, 2006, noninterest income decreased by $10.0 million and $15.3 million, respectively, compared to the same periods in the prior year.  The decreases are primarily a result of lower securities gains, as described below.  For the nine-month period ended September 30, 2006, the decrease is further driven by a $1.4 million gain, recorded in 2005, from the sale of certain property owned by Corus.  Corus had previously been leasing the property to a third party.

Securities Gains/(Losses), net

The following details the net securities gains/(losses) by source for the three- and nine-month periods ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2006	2005	2006	2005

Gains on common stocks (cash transactions)	$—	$10,685	$—	$12,599
Gains on common stocks (stock-for-stock)	—	—	—	810
Charge for “other than temporary” impairment	—	(880)	(543)	(880)
Other	8	47	8	146

Total securities gains/(losses), net	$8	$9,852	$(535)	$12,675

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

In May 2006, Regions Financial Corp. announced plans to acquire Amsouth Bancorporation.  The transaction is expected to close in the fourth quarter of 2006 and Corus anticipates recognizing a gain at that time of approximately $7.3 million, based on the closing market price as of September 29, 2006.

Charge for “other than temporary” impairment

During the nine months ended September 30, 2006, Corus recorded a charge of $0.5 million related to “other than temporary” declines in value of a certain common stock held by Corus.  This charge was not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications.

Noninterest Expense

For the three and nine months ended September 30, 2006, noninterest expense increased by $0.7 million and $5.0 million, respectively, compared to the same periods in the prior year.  The year-to-date increase was primarily driven by employee compensation and benefits, which have increased due to increases in commercial loan officer commission accruals, higher staffing levels and an increase in pension expense.

In addition, with the continued growth in assets and deposits in 2006, several associated expenses increased as well.  These include higher costs for deposit insurance, postage, and the asset-based regulatory exam fee.  The increase in noninterest expense is also attributable to increases in various legal and professional fees.

FINANCIAL CONDITION

Common Stock Portfolio

At September 30, 2006, Corus held investments in the common stocks of 18 financial industry companies valued at $204.6 million, including net unrealized gains of $83.8 million.  These investments are included in the available-for-sale classification.  The following is a list of Corus’ holdings as of September 30, 2006:

Corporation	Shares Held	Market Value	Percentage of Portfolio

(dollars in thousands)
Amcore Financial Inc.	69,100	$2,093	1.0%
Amsouth Bancorporation	466,015	13,533	6.6
Associated Banc Corp.	121,179	3,938	1.9
Bank of America Corp.	670,594	35,924	17.6
Bank of NY Co.	100,000	3,526	1.7
Citigroup Inc.	225,000	11,176	5.5
Comerica Inc.	264,300	15,044	7.4
Compass Bancshares Inc.	108,750	6,197	3.0
Fremont General Corp.	1,574,600	22,029	10.8
JP Morgan Chase & Co.	500,864	23,521	11.5
MAF Bancorp Inc.	204,850	8,458	4.1
Merrill Lynch & Co. Inc.	132,000	10,325	5.0
Morgan Stanley Dean Witter & Co.	82,000	5,979	2.9
National City Corp.	74,520	2,727	1.3
Regions Financial Corp.	143,554	5,281	2.6
SunTrust Banks Inc.	48,000	3,709	1.8
US Bancorp	268,870	8,932	4.4
Wachovia Corp.	398,191	22,219	10.9

Total		$204,611	100.0%

During the three- and nine-month periods ended September 30, 2006 Corus earned $1.7 million and $5.5 million, respectively, of dividend income on the stock portfolio compared to $1.6 million and $4.9 million, respectively, during the same periods of 2005.

Securities Other Than Common Stocks

Corus’ current asset/liability management philosophy is that all current security purchases are classified as available-for-sale or trading.

At September 30, 2006, available-for-sale securities other than common stocks increased to $4.9 billion due mainly to Corus’ increased investment in short-term U.S. agency securities.  As of September 30, 2006, nearly the entire available-for-sale portfolio was scheduled to mature within six (6) months.

Loan Portfolio

The following table details the composition of Corus’ outstanding loans:

	Outstanding Loan Balances

	September 30, 2006		December 31, 2005		September 30, 2005

(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate:
Condominium:
Construction	$2,486	57%	$1,920	42%	$1,599	38%
Conversion	1,473	34	1,886	42	1,705	41
Other commercial real estate	314	7	598	13	755	18

Total commercial real estate	4,273	98	4,404	97	4,059	97
Commercial	40	1	84	2	102	2
Residential real estate and other	27	1	37	1	40	1

Loans, net of unearned income	$4,340	100%	$4,525	100%	$4,201	100%

Mezzanine loans included in total commercial real estate	$158		$132		$126

Commercial Real Estate Lending

Personnel

Assessing risk is as much an art as it is a science. In that regard, an experienced and highly capable loan officer group is critical to the Company’s success. Corus currently has 19 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company over 4 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. Furthermore, officer turnover has been very low, with only one departure in the last 5 years. Finally, a commission program has been devised that compensates officers for success, but holds back much of their pay for many years, during which time it is at risk of loss in the event any of their loans fail to perform.

Robert J. Glickman (Chief Executive Officer), Michael G. Stein (Executive Vice President – Commercial Lending), and Timothy J. Stodder (Senior Vice President – Commercial Lending) are deeply involved in every major aspect of the lending process. This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans. Corus is able to maintain this level of executive attention by focusing on larger transactions.

Portfolio Overview

During the past few years, Corus’ lending has focused almost exclusively on condominium projects.  These projects include both construction of new buildings and conversion of existing apartments.  While Corus generally provides only senior debt, in some cases Corus will provide mezzanine financing as well.  Nearly all of Corus’ loans are variable rate.  As of September 30, 2006, 96% of Corus’ commercial real estate loans were variable rate, the vast majority tied to 3-month LIBOR and resetting quarterly.

Condominium construction loans typically have stated maturities ranging from 2 to 4 years.  The loans are funded throughout the term as construction progresses.  These loans consist of both new construction projects and certain condominium conversion projects where extensive renovation is planned.  Condominium conversion loans generally have shorter stated maturities, typically in the range of 1 to 3 years.  These loans are for projects with less extensive renovation efforts and the loans are typically fully funded at the outset and paid down as the condominiums are sold.  Finally, the Company’s mezzanine loans are all subordinate to a Corus first mortgage loan (as opposed to a third party’s).  Interest rates charged for mezzanine loans are considerably higher than those charged for typical first mortgage loans, but the loans also carry additional risk.

In addition to the funded amounts listed above, Corus also has significant commitments to fund additional amounts.  Including commitments, the commercial real estate loan portfolio totals $8.6 billion as of September 30, 2006, as detailed below:

	Total Commercial Real Estate Loan Commitments (outstanding balances + unfunded commitments)(1)

	September 30, 2006		December 31, 2005		September 30, 2005

(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Condominium:
Construction	$6,473	75%	$5,327	64%	$5,029	60%
Conversion	1,589	18	2,156	26	2,203	27
Other commercial real estate	574	7	857	10	1,046	13

Total commercial real estate	$8,636	100%	$8,340	100%	$8,278	100%

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

As shown in the chart below, the pace of loan originations has slowed recently.  For the three months ended September 30, 2006, originations were almost exclusively from construction loans as illustrated below:

	Originations

(in millions)	3Q 2006	2Q 2006	1Q 2006	4Q 2005	3Q 2005	2Q 2005	1Q 2005

Condominium:
Construction	$855	$737	$713	$327	$692	$976	$635
Conversion	7	10	490	655	740	747	435
Other commercial real estate	—	—	110	13	132	23	65

Total commercial real estate	$862	$747	$1,313	$995	$1,564	$1,746	$1,135

Approved commitment increases to existing loans are included as originations for purposes of the above table.  Attempting to use loan originations to forecast loan growth is not advisable due to the complicated interplay between funding of new originations and the paydowns and payoffs on loans originated in previous periods.

Paydowns/Payoffs

Total loan paydowns and payoffs (collectively referred to as “paydowns”) were $0.8 billion and $2.5 billion for the three and nine months ended September 30, 2006, respectively, compared to $0.6 billion and $1.7 billion for the same periods in 2005.  The timing of loan paydowns is inherently difficult to predict.

By Size

	As of September 30, 2006

		Total Commitment (1)		Funded Balance
	# of Loans
(dollars in millions)		Amount	%	Amount	%

$140 million and above	7	$1,046	12%	$110	3%
$100 million to $140 million	19	2,321	27	732	18
$60 million to $100 million	30	2,242	26	1,212	28
$20 million to $60 million	68	2,471	29	1,760	41
$1 million to $20 million	52	542	6	447	10
Loans less than $1 million	NM	14	—	12	—

Total	176	$8,636	100%	$4,273	100%

By Property Type

	As of September 30, 2006

		Total Commitment (1)		Funded Balance
	# of Loans
(dollars in millions)		Amount	%	Amount	%

Condominium:
Construction	98	$6,473	75%	$2,486	58%
Conversion	59	1,589	19	1,473	35

Condominium Total	157	8,062	94	3,959	93
Office	5	204	2	95	2
Hotel	3	155	2	57	1
Other	11	201	2	150	4
Loans less than $1 million	NM	14	—	12	—

Total	176	$8,636	100%	$4,273	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

By Major Metropolitan Area

	As of September 30, 2006

	# of Loans	Total Commitment (1)		Funded Balance

(dollars in millions)		Amount	%	Amount	%

Florida:
Miami/Southeast Florida	25	$1,828	21%	$608	14%
Orlando	11	329	4	309	7
Tampa	4	193	2	184	4
Other Florida	8	482	6	304	7

Florida Total	48	2,832	33	1,405	32
California:
Los Angeles	17	795	9	260	6
San Diego	13	600	7	437	10
San Francisco	5	122	1	65	2
Sacramento	2	67	1	43	1

California Total	37	1,584	18	805	19
Las Vegas	10	927	11	418	10
Washington, D.C.(2)	19	815	10	511	12
New York City	17	808	9	431	10
Atlanta	11	412	5	174	5
Chicago	10	324	4	129	3
Phoenix/Scottsdale	9	285	3	133	3
Other (3)	15	635	7	255	6
Loans less than $1 million	NM	14	—	12	—

Total	176	$8,636	100%	$4,273	100%

NM - Not Meaningful
(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.
(2) Includes northern Virginia and Maryland loans.
(3) No other metropolitan area exceeds three percent of the total.

Pending Loans

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

	Commercial Real Estate Loans Pending

	September 30, 2006		December 31, 2005		September 30, 2005

(dollars in millions)	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount

Commitment Accepted (1)	2	$283	6	$395	5	$388
Commitment Offered (1)	1	110	1	23	5	198
Application Received	8	780	22	2,087	14	1,038
Application Sent Out	12	1,194	11	866	13	766
Term Sheet Issued	24	2,393	40	3,097	36	3,542

Total	47	$4,760	80	$6,468	73	$5,932

Condominium:
Construction	43	$4,486	61	$5,520	55	$4,853
Conversion	3	207	14	646	13	799
Other commercial real estate	1	67	5	302	5	280

Total	47	$4,760	80	$6,468	73	$5,932

(1) These amounts are also included in the Total Commercial Real Estate Loan Commitments table in this report.

Total loans pending have decreased from December 31, 2005, with the decline attributable to the slowdown in the housing markets nationwide.

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

In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded a $3.0 million provision for credit losses in the first quarter of 2006 and no provision in the second or third quarter of 2006.  The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, loan growth, and credit quality, as well as various qualitative factors.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2006	2005	2006	2005

Balance at beginning of period	$47,686	$38,418	$44,740	$37,882
Provision for credit losses	—	3,000	3,000	3,000
Charge-offs	(359)	(92)	(1,023)	(308)
Recoveries	330	513	940	1,265

Balance at September 30	$47,657	$41,839	$47,657	$41,839

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	As of September 30

(in thousands)	2006	2005

Allowance for Loan Losses	$42,157	$36,839
Liability for Credit Commitment Losses (1)	5,500	5,000

Total	$47,657	$41,839

(1) Included as a component of accrued interest payable and other liabilities

The ratio of the Allowance for Loan Losses to funded loans was 0.97% at September 30, 2006 and 0.88% at September 30, 2005.

Commercial Real Estate Loan Charge-offs ––– 10-Year History

(in thousands )
Period	Charge-offs

2006 (YTD September 30, 2006)	$0
2005	0
2004	0
2003	0
2002	0
2001	0
2000	0
1999	61
1998	18
1997	350

Total Charge-offs	$429

Corus has had particularly impressive results with commercial real estate lending.  In fact, there have been zero charge-offs in the past six-plus years, and de minimus charge-offs over the past 10 years.  However, Corus anticipates that at some point it will experience charge-offs on its commercial real estate loan portfolio.

Nonaccrual, Past Due, OREO and Restructured Loans

(in thousands)	September 30 2006	December 31 2005	September 30 2005

Nonperforming loans:
Nonaccrual	$36,230	$73	$79
Loans 90 days or more past due	386	544	20,702

Total Nonperforming Loans	36,616	617	20,781
Other real estate owned (“OREO”)	—	—	—

Total Nonperforming Assets	$36,616	$617	$20,781

Troubled debt restructurings (1)	—	14,727	22,159
Total Nonperforming Loans/Total Loans	0.84%	0.01%	0.49%
Total Nonperforming Assets/Total Assets	0.37%	0.01%	0.27%

(1) To the extent not included in either nonaccrual or loans 90 days or more past due

Nonaccrual loans at September 30, 2006 include two commercial real estate loans, one for $10 million and secured by an Illinois office building and the other for $26 million secured by a condominium conversion project in Phoenix, Arizona.  Corus does not anticipate a loss on either loan.  The troubled debt restructurings listed as of December 31, 2005 and September 30, 2005 have since paid off and no loss was incurred.

Potential Problem Loans

Potential Problem Loans, as defined by the Securities and Exchange Commission in Exchange Act Guide 3: Statistical Disclosure by Bank Holding Companies, are performing loans which possess certain weaknesses that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the future disclosure of such loans as “nonperforming” (that is, in the “Nonaccrual, Past Due, OREO and Restructured Loans” section). Such loans are not presently disclosed as nonaccrual, past due or restructured.  As of September 30, 2006, Corus had a $61 million condominium conversion loan in southwestern Florida that it considered to be a Potential Problem Loan.

Deposits

The following table details the composition of deposit products by type:

(in millions)	September 30 2006		December 31 2005		September 30 2005

Retail certificates of deposit	$5,711	67%	$4,445	61%	$3,904	59%
Money market	1,802	21	1,640	23	1,571	24
Demand	330	4	337	5	297	4
Brokered certificates of deposit	289	3	380	5	401	6
NOW	284	3	312	4	314	5
Savings	134	2	152	2	157	2

Total	$8,550	100%	$7,266	100%	$6,644	100%

Deposits continued to grow in the third quarter of 2006 resulting in net growth of $1.3 billion for the nine months ended September 30, 2006. The growth is primarily supported by growth in retail certificates of deposit (“CDs”) and is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at market-leading rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products, particularly CDs with six- and twelve-month maturities, have proven to be an attractive investment option for many new and existing customers.

The retention of existing deposits continues to be a major focus of the Bank. While the results to-date have been encouraging, there are no guarantees that account retention will remain high over the long term.

At September 30, 2006, approximately 63% of the Bank’s $8.3 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  Total retail deposits consisted of approximately 195,000 accounts.

Long-Term Debt – Subordinated Debentures

As of September 30, 2006, Corus has $384.0 million in floating rate junior subordinated notes (the “Debentures”).  The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events).  Interest payments on the Debentures are payable quarterly.  So long as an event of default has not occurred (described further below), Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the trust preferred agreements include failure to pay interest after 20 consecutive quarters of deferral (if such election is ever made), failure to pay all principal and interest at maturity, or filing bankruptcy.

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

All of the outstanding Debentures are variable-rate, with interest rates ranging from LIBOR plus 1.33% to LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future.  However, based on September 30, 2006, market interest rates, the interest payments would be approximately $30 million per annum.

Other Borrowings

Corus has a revolving line of credit for up to $100 million.  The line of credit matures on November 30, 2008, and is collateralized by 100% of the common stock of the subsidiary Bank.  The line of credit is intended for use by the holding company to fund commitments it has with respect to loan participations entered into with the Bank.  As of September 30, 2006, the line of credit had an outstanding balance of $5.2 million.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of September 30, 2006 are presented below:

	Tier 1 Leverage (1)		Tier 1 Risk-Based Capital (2)		Total Risk-Based Capital (3)

(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized (4)	N/A	5.00%	N/A	6.00%	N/A	10.00%
Corus Bankshares, Inc.	$1,000,918	10.34%	$1,000,918	12.84%	$1,208,981	15.51%
Subsidiary Bank	$968,064	10.14%	$968,064	12.67%	$1,015,721	13.29%

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

(4)	See discussion of Prompt Corrective Action below

LIQUIDITY AND CAPITAL RESOURCES

Bank Holding Company

Sources At September 30, 2006, the Bank Holding Company (also referred to as the “parent company”) had $51.0 million of cash and $210.3 million of marketable equity securities, for a total of $261.3 million. In comparison, the parent company had $8.4 million of cash and $177.4 million of marketable equity securities, for a total of $185.8 million one year earlier.  Of the $261.3 million total, none are presently encumbered.  As of September 30, 2006, the portfolio of cash and marketable equity securities, net of deferred taxes on unrealized gains, had a value of $231.4 million (based on then prevailing market prices).

Between 2003 and 2005, cash and liquidity needs of the parent company were primarily met through the issuance of a unique form of long-term debt, commonly referred to as “Trust Preferred” securities (the attributes of these securities are described in detail in the Company’s 2005 Form 10-K).  During this period, the parent company issued approximately $350 million of Trust Preferred securities, infusing the majority of the proceeds into the Bank, while retaining enough cash to satisfy its own liquidity needs.  Recently, the Bank’s need for capital has changed, and as a result, the parent company has been able to use the Bank as a source of liquidity (see below).  In 2006, the parent company issued only $25 million of Trust Preferred securities and received $54 million of dividends from the Bank.  Depending on the Bank’s capital needs, the parent company could seek to issue additional Trust Preferred securities in the future.  However, while the issuance of Trust Preferred securities has been a reliable source of capital for the parent company in the recent past, there is no assurance that it will be available in the future.

Additional sources of liquidity available to the parent company include dividends from its marketable equity securities portfolio, interest and fees earned from loan participations, and, as described above, cash that could be generated from sales of equity securities. Further, the parent company could draw on its revolving line of credit (see above discussion under “Other Borrowings” section).

Uses As mentioned above, between 2003 and 2005, the parent company’s primary use of cash was capital infusions into the Bank.  Additional uses included dividends to shareholders, interest and principal payments on debt, share repurchases, the purchase of marketable securities, and the payment of operating expenses.  In 2006, with the Bank’s capital needs changing, the parent company has not made any capital contributions to the Bank.  See the section below regarding the Bank’s liquidity and capital needs for a discussion of the factors impacting the Bank’s capital needs.

The parent company also requires cash to fund loan participations entered into with the Bank for loans that exceed the Bank’s legal lending limit.  As of September 30, 2006, the parent company had committed to $13.2 million of loan participations with the Bank, $6.7 million of which were unfunded at that time.  In order to fund these commitments, should funding be required, the Company could draw upon its revolving line of credit (discussed above under “Sources” and under the “Other Borrowings” section).

Subsidiary Bank

Sources At September 30, 2006, the Bank’s liquid assets totaled $5.2 billion, or 54.3%, of its total assets versus $3.3 billion, or 43.7% of total assets at September 30, 2005.  The Bank’s primary sources of cash have historically included: loan paydowns/payoffs, investment securities that matured or were sold, net retail deposit growth, issuance of brokered certificates of deposit, Bank earnings not paid to the parent company as a dividend, and capital infusions from the parent company.

Uses The Bank’s principal use of cash has historically been to fund loans, both new loans as well as drawdowns of unfunded loan commitments.  At September 30, 2006, the Bank had unfunded commercial real estate loan commitments of $4.4 billion.  While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 36 months, although such fundings could occur more rapidly.

The Bank must also retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses.  Recently, the Bank has experienced significant deposit growth, primarily from retail certificates of deposit with maturities of one year or less. These new deposits, as a result of their short-term nature, present greater liquidity risk than do longer-term funding options.  While the deposit growth has been very strong, deposits could shrink in the future, perhaps materially, and the Bank must be prepared to fund those withdrawals.  The Bank therefore internally allocates a substantial pool of its investment securities against deposits.

A common additional use of the Bank’s cash has been the payment of dividends to the parent company – the frequency and amount of which have varied over time.  Although the payment of dividends by the Bank to the parent company is driven by various factors, the Bank’s capital goals have traditionally played a key role. The Bank’s capital goals have historically been driven by growth, or the lack thereof, in loan balances and commitments outstanding. During periods of significant loan growth, growth in the Bank’s capital goals outpaced the earnings of the Bank and few, if any, dividends were paid to the parent company.  More recently, however, growth in the Bank’s loans, as well as the related capital goals, has slowed and the Bank has paid a greater portion of its earnings to the parent company as dividends.

Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Bank to the parent company. As of September 30, 2006, the aggregate amount legally available to be distributed to the parent company was approximately $251.6 million, assuming that the Bank continues to be classified as “well captalized” under the regulations of Prompt Corrective Action (see below). In addition though, bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Since the Bank was last notified of its well-captalizied classification, management is not aware of any conditions or events that would have changed such classification.

Prompt Corrective Action The Bank’s capital classification is determined solely for the purpose of applying Prompt Corrective Action (“PCA”). The Federal Deposit Insurance Corporation Improvement Act of 1991, a major overhaul in the laws and regulations governing banks, introduced many new legal and regulatory frameworks – a significant one being PCA. The provisions in PCA were the result of a Congressional desire to reduce the potential for future regulatory/supervisory forbearance and thereby, hopefully, reducing future failure costs in the banking industry.  Among other things, PCA provides banking regulators with the legal authority to reduce a bank’s capital classification below what the numerical capital ratios would otherwise indicate. The Bank’s capital classification is determined solely for the purpose of applying PCA and that classification may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

COMMERCIAL REAL ESTATE STRESS ANALYSIS

The following disclosure is not computed in accordance with generally accepted accounting principles (“GAAP”) and is considered a non-GAAP disclosure.  Management believes that this presentation, while not in accordance with GAAP, provides useful insight into how management analyzes and quantifies risk and determines the appropriate level of capital.

Management has made a concerted effort to distill the numerous objective, as well as subjective, risks inherent in the commercial real estate (“CRE”) loans the Bank originates into a rigorous system to analyze and quantify potential risk. At its core, this system takes the form of management and loan officers estimating a loan’s Probability of Default (“POD”) and its Loss Given Default (“LGD”) if a serious and prolonged residential real estate recession were to occur.

The POD is our estimate of how likely it is that a loan would go into default and the LGD is our estimate of, given such a default, what percentage of the loan would have to be charged off. It is important to emphasize that management’s POD and LGD estimates are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious and prolonged residential real estate recession.  Management believes that assessing the impact that a severe recession would have on the portfolio is the best method to truly stress the portfolio.

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

Following is a table summarizing the results of this analysis.

(in millions)	September 30 2006	December 31 2005	September 30 2005

CRE Loans & Unfunded Commitments
CRE loans outstanding	$4,273	$4,404	$4,059
Unfunded commitments	4,363	3,936	4,219

CRE loans & unfunded commitments	$8,636	$8,340	$8,278

Potential Defaults & Losses
CRE loans & unfunded commitments	$8,636	$8,340	$8,278
Probability of Default (POD)(1)	17%	16%	15%

Potential CRE loans that could default	1,494	1,341	1,247
Loss Given Default (LGD) (1)	19%	18%	17%

Potential losses that could occur	$290	$239	$209

Nonperforming Loans
Potential CRE loans that could default	$1,494	$1,341	$1,247
Potential losses that could occur	(290)	(239)	(209)

Potential remaining CRE nonperforming loans	$1,204	$1,102	$1,038

(1) The POD and LGD estimates are not based on today’s market conditions, instead they are arrived at by “stressing” all major assumptions regarding the cash flow and/or values of the underlying real estate down to levels that could manifest themselves during a serious and prolonged residential real estate recession.

The above results, which assumes a serious and prolonged residential real estate recession, indicates the Bank could experience $1.5 billion of defaulted CRE loans, with a cumulative $290 million of charge-offs on those loans. Importantly, it is certainly possible that the Company could experience meaningful nonperforming loans and charge-offs even in the absence of such a recession. Further, although Corus has attempted to be conservative in its assessment of potential defaults and losses, it is conceivable that actual defaults and/or losses may be greater, perhaps materially, than estimated.

Please note that while this internal loan rating system generates very precise numbers, and management has worked hard to arrive at inputs we believe reasonable, this precision is more a function of the mathematical nature of the model than a belief on our part that future results can be predicted with any such certainty.  This model, like all models, requires numerous assumptions and, in this case, assumptions about how vulnerable each and every individual loan will be to a serious and prolonged residential real estate recession at some unknown point in the future.  While the results reflect our best estimates, the actual level of nonperforming loans and charge-offs that may ultimately come to pass could be materially different from these projections.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology.  By their nature, these statements are subject to risks, uncertainties and other factors which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, but are not limited to, the following:

•

The general state of the economy, particularly the residential real estate sector. Weakness in the residential real estate sector, which may be caused by, among many other things, supply/demand imbalances and higher interest rates, could adversely affect Corus’ loan originations, balances outstanding and/or credit quality;

•	The impact of competitors’ pricing initiatives on loan and deposit products;
•	The timing of drawdowns on unfunded loan commitments and paydowns of existing loans;
•	Corus’ ability to attract and retain sufficient cost-effective funding to support marginal loan growth;
•	Corus’ ability to maintain and access any line(s) of credit;
•

Corus’ actual future loan defaults and charge-offs and how those results may compare to levels of loan defaults and charge-offs which Corus estimate could occur under a serious and prolonged residential real estate recession in the Commercial Real Estate Stress Analysis section;

•	The likelihood that pending loans which reach the Application Received stage will ultimately close;
•	Changes in management’s estimate of the adequacy of the allowance for credit losses;
•

Restrictions that may be imposed by any of the various regulatory agencies that have authority over the Company or any of its subsidiaries, including, but not limited to, the ability of the Company’s banking subsidiary to pay dividends to the parent company;

•	The occurrence of one or more catastrophic events, such as an earthquake, hurricane, or acts of terrorism that affect properties securing the loans; and
•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.

Any forward-looking statements should be considered in light of the factors discussed above and the factors discussed from time to time in Corus’ filings with the Securities and Exchange Commission, including those under Item 1A, Risk Factors in Corus’ Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 14, 2006.  Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

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

The combination of shareholders’ equity, along with the demand and “administered-rate” deposits, is substantially greater than the few Bank assets that are long-term fixed-rate or noninterest-earning (primarily common stock portfolio, cash, fixed-rate loans, and fixed assets). As of September 30, 2006 that difference was roughly $900 million. As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is therefore referred to, in banking parlance, as being “asset sensitive.”

As a result of its asset sensitive position, the Bank generally expects that increases in short-term interest rates will result in an increase of the Bank’s net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in the Bank’s net interest income. Despite these expectations, it is important to note that the Bank’s interest rate sensitivity model does not attempt to forecast, among other factors, the future absolute level of interest rates, the speed with which those interest rates may change, the overall health of the economy, or the vibrancy of the residential real estate market. Thus, while the model points to greater Bank earnings under higher levels of (short-term) interest rates, such indications, while important, can not be viewed in isolation from the numerous other factors (e.g., weakness in the residential real estate sector) that affect the Company’s earnings power.

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

The following table, which reflects the interest risk positions as of September 30, 2006, and December 31, 2005, illustrates the Bank’s asset-sensitive positions under all interest rate “shock” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end. That is, a 100bp increase in rates for one time period could represent a very different interest rate scenario than another.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp	+300 bp

Percent change in the next 12 months’ net interest income vs. constant rates
September 30, 2006	(9.4)%	(6.0)%	—	6.2%	12.7%	19.0%
December 31, 2005	(2.0)%	(4.0)%	—	4.7%	9.3%	14.0%

(1)	These “shocks” represent hypothetical instantaneous and sustained changes from current rates.

The above table indicates that the Bank’s projected interest rate sensitivity, as measured over the next 12 months, increased for all rising and falling rate shock scenarios. The implication of this increase is that, all else being equal (which it never is), the Bank would experience greater percentage changes in its net interest income as of September 30, 2006 than was the case as of December 31, 2005. The broad-based increase in sensitivity was primarily due to significant growth in fixed-rate 6- and 12-month certificates of deposits (“CD”) which funded either variable rate commercial real estate loans (repricing quarterly) or fixed-income securities with maturities of six months or less.

The more pronounced change under the -200bp scenario was chiefly related to the interest rate “floors” that are incorporated into most of the Bank’s variable rate commercial real estate loans. These “floors” are the minimum interest rate that will apply to a loan regardless of how low interest rates may go.  Note that, as the floors are negotiated on a loan-by-loan basis and ‘fixed’ at the time the loan is originated, the loan portfolio will likely possess floors that cover a range, possibly a wide range, of interest rates. Moreover, as loans payoff and new loans are originated this mix will almost certainly change.  As short-term interest rates have risen from December 31, 2005 to September 30, 2006, this means- short-term interest rates would now have to fall farther than they would have at December 31, 2005 for the floors to be effective.  Stated differently, the floors were more “out-of-the-money” at September 30, 2006 than they were as of December 31, 2005.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $204.6 million as of September 30, 2006, including net unrealized gains of $83.8 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6: EXHIBITS

10	Summary Description of Corus Bankshares Compensation for Directors (1)

15	Letter re Unaudited Interim Financial Information (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification (2)

32	Section 1350 Certifications (3)

99	Report of Independent Registered Public Accounting Firm (2)

(1)	Incorporated by reference from Exhibit of same number filed with Corus’ Current report on Form 8-K dated August 29, 2006
(2)	Filed herewith
(3)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC.
(Registrant)

November 9, 2006	By:	/s/ Michael E. Dulberg

Michael E. Dulberg
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and duly authorized
Officer of Registrant)