Form 10-K
period 2006-12-31
CORUS BANKSHARES INC
filed 2007-02-27
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

Commission File Number 0-06136

CORUS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Minnesota		41-0823592
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois	60613-2431	(773) 832-3088
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.05 per share	NASDAQ

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes ☐	No ☒

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

          On June 30, 2006, the Registrant had 55,978,628 common shares outstanding.  Of these, 32,944,205 common shares, having an aggregate market value (based on the closing price for these shares as reported by NASDAQ on June 30, 2006) of approximately $862.5 million, were owned by non-affiliates.   Common shares outstanding at February 23, 2007 totaled 56,247,378.

Documents Incorporated By Reference

          Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant’s 2006 Annual Report to Shareholders.  Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement dated March 13, 2007 for its Annual Meeting of Shareholders to be held on April 23, 2007.

CORUS BANKSHARES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006

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

Commercial Real Estate Lending

Principal Products and Services

During the past few years, the Company’s lending has focused almost entirely on condominium projects. This activity breaks down into two broad categories – construction of new projects, and conversion of existing apartments into condominiums. After the first quarter of 2006, the origination of condominium conversion loans all but disappeared, so at this point in time virtually all of the Bank’s originations consist of condominium construction loans.

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

Principal Markets and Methods of Distribution

The Company’s lending activities are focused in various metropolitan areas in Florida and California, as well as Las Vegas, New York City, and the Washington, D.C. metropolitan area. Those markets accounted for 79% of Corus’ loan commitments as of December 31, 2006.  Other significant markets as of year-end included Atlanta, Chicago and Phoenix.

No employees or offices are maintained outside of Chicago. Loan requests are sourced through various channels such as existing customer relationships, loan brokers, and direct contacts established by either customers or loan officers.

Customer Concentrations

The Company has established policies that impose limits on the maximum exposure by customer.  As of December 31, 2006, 41% of Corus’ commercial real estate loan portfolio, or $3.4 billion in commitments (funded and unfunded amounts), involved Corus’ 20 largest customers and represented 32 different projects.

Underwriting Policies and Risk Profile for Each Category of Loans

Condominium Construction Loans

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

Finally, Corus typically requires a guarantee of completion from either individuals or corporate entities. A guarantee of completion generally means that a certain investor or investors in the project, while not necessarily personally liable for repayment of the loan, have agreed to be personally liable for completing construction of the building.  While virtually all of the Company’s loans include completion guarantees, the financial strength of completion guarantors ranges greatly.  In a problem loan situation, the Company generally has the option of funding cost overruns itself in order to complete a building.

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

Corus, of course, adheres to Federal law that requires appraisals of all projects. However, management believes that the appraisal process is fraught with danger, so senior management also routinely inspects sites and nearby comparable condominium projects personally.  In addition, management focuses very intensively on internally maintained databases to study the reasonableness of project costs, sales prices and the pace of absorption. The internal databases provide information on a market-by-market basis, which allows loan officers to compare a proposed project to other closed loans or loan requests in the same market. This is extremely valuable information. Finally, Corus also utilizes publicly available information related to other condominium projects’ sales and listing prices.

Regardless of how confident management is about what a project might be worth today, or how quickly it might sell out, future economic events can render those estimates meaningless.  To mitigate the risk of loss, during the origination process Corus limits senior loan exposure on condominium projects to be between approximately 55% and 65% of the estimated aggregate sell-out price of the units. This acknowledges the uncertainty inherent in estimates and provides somewhat of a cushion against market deterioration. Presales, cited above as an indicator of value and absorption, are also relevant as a source of repayment.  In particularly “hot” markets, Corus routinely requires both the highest presale requirements and the largest down payment requirements to ensure that the presale buyers are serious. In the event of a highly distressed situation, where even presale buyers are walking away from projects, we will hopefully be able to use presale deposits to reduce loan exposure.

Condominium Conversion Loans

Conversion loans typically finance the conversion of existing apartments into condominiums.  In some cases, conversion projects include such extensive renovation that management believes the loan is more appropriately categorized as a construction loan.  In those cases, management will classify the loan as such.

Conversion loans have characteristics that in some ways make them safer than construction loans, while in other ways they may be more risky (importantly, every project and every loan is different and caution should be used in applying absolutes to the risks associated with any loan).  On the one hand, conversion loans can be safer than construction loans since conversion projects can be brought to market much more quickly, making the length of time they are subject to market risk shorter. Of course, this comparison is to construction loans without presales; presales can change the amount of market risk we undertake materially.  On the other hand, conversion loans can be riskier than construction loans since the buildings are often not as well located and, as a result, potentially less attractive assets in the face of a market downturn.

As noted above, the bank is not currently originating a material amount of new condominium conversion loans. In fact, as of December 31, 2006, conversion loans amounted to only $1.4 billion, or 16%, of total commercial real estate commitments.

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

Market Risk -

The Market Risk discussion above is as applicable to conversion loans as it is to construction loans. Corus underwrites conversion loans at loan-to-sellout ratios comparable to construction loans.  In addition, management routinely includes terms in loan agreements requiring that certain sale thresholds be met in order to avoid an event of default. This feature helps ensure that in a downturn, Corus can revisit the terms of a loan sooner rather than later, hopefully while the sponsor still feels relatively optimistic about the project.

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

Personnel and Related Matters

Assessing risk is as much an art as it is a science.  In that regard, an experienced and highly capable loan officer group is critical to the Company’s success.  Corus currently has 19 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company over 4 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus.  Furthermore, Corus has been particularly successful in retaining key talent in the commercial lending group evidenced by zero turnover in the last five years.

Robert J. Glickman (Chief Executive Officer), Michael G. Stein (Executive Vice President - Commercial Lending), and Timothy J. Stodder (Senior Vice President – Commercial Lending) are deeply involved in every major aspect of the lending process.  This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans.  Corus is able to maintain this level of executive attention by focusing on larger transactions. The average loan size for loans originated in 2006 was approximately $82 million (refer to pages 55 and 56 of the 2006 Annual Report, incorporated herein by reference, for information about 2006 loan originations and a listing of loans by size).

Finally, a significant portion of commercial loan officer compensation is based on amounts earned from the Commission Program for Commercial Loan Officers (the “CLO Program”).  The CLO Program has been devised to compensate officers for success, but generally holds back much of their pay for up to nine years, during which time it is at risk of loss in the event the Company suffers a loss on the loans.  Management believes the program motivates officers to make safe loans and aligns the officers’ interest with the Company’s interests. (refer to the “Executive Compensation” section in the 2007 Proxy Statement for additional information).

Deposit Gathering

With respect to retail banking, the Bank has 11 branches in the Chicago metropolitan area.  Through these branches, Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services.  Corus markets its deposit products nationwide using competitive rates to attract depositors.  These depositors are serviced through a combination of Corus’ call center personnel and an internet-based system.  As of December 31, 2006, approximately 62% of Corus’ deposits, excluding brokered certificates of deposit, were from customers outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  Total retail deposits consisted of nearly 200,000 accounts.

Servicing the Check Cashing Industry

Finally, Corus provides clearing, depository, and credit services to over 450 check cashing industry locations in the Chicago area and to over 20 locations in Milwaukee, Wisconsin.

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

Employees

At December 31, 2006, Corus employed a total of 534 full-time equivalent persons, consisting of 133 executives, management, and supervisory personnel and 401 staff, clerical, and secretarial employees.

Supervision and Regulation

General

Corus and its subsidiaries are subject to regulation and supervision by various governmental regulatory authorities including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Depository institutions, such as national banks, and bank holding companies are also subject to extensive federal and state laws.  The effect of such statutes, regulations, and policies can be significant and cannot be predicted with a high degree of certainty.

The above referenced laws and regulations govern the scope of business, investments, reserves against deposits, capital levels relative to operations, nature and amount of collateral for loans, and the establishment of branches as well as mergers, consolidations and dividends.  This supervision and regulation is intended primarily to protect depositors and the FDIC’s insurance fund.

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

Bank Holding Company Act of 1956, as amended (the “Act”)

Corus is a bank holding company within the meaning of the Act and is registered as such with the Federal Reserve Board.  Under the Act, bank holding companies and their nonbank subsidiaries are subject to the regulation, supervision and examination of the Federal Reserve Board, thus bank holding companies are required to file periodic financial reports with the Federal Reserve Board.  The Federal Reserve Board has broad powers to enforce federal banking laws applicable to bank holding companies, including through the imposition of civil money penalties and cease and desist orders for violations of law or practices that are unsafe or unsound.  The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before 1) acquiring, merging with, or consolidating into another bank holding company, 2) acquiring substantially all the assets of any bank, or 3) acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.

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

Illinois Banking Law

The Illinois Bank Holding Company Act of 1957 (the “Illinois Act”), as amended, permits Corus to acquire banks located anywhere in Illinois.  Other amendments of the Illinois Act authorize combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies.  Effective December 1, 1990, holding companies from any state were permitted to acquire Illinois banks and bank holding companies if the other state allows Illinois bank holding companies the same privilege.  In June 1993, the Illinois Banking Act was amended to eliminate all branch restrictions.  Accordingly, banks located in Illinois are permitted to establish branches anywhere in the state.

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

Other safety and soundness laws, regulations and guidance address the activities of the Bank, including commercial lending.  In December 2006, the OCC and other federal bank regulatory agencies issued interagency guidance regarding heightened risk management requirements for depository institutions that have a high concentration of commercial real estate loans on their balance sheets.  The new guidance requires such institutions to have in place risk management practices and capital levels appropriate to the risk associated with these concentrations.  The guidance also indicates that such institutions may be subject to greater supervisory scrutiny.  The Company believes it is in compliance with all material aspects of the guidance and does not believe that the guidance will have any adverse effect on its current commercial real estate loan strategy.

FDIC Deposit Insurance

The deposits of the Bank are insured by the FDIC up to legal limits, and the Bank is subject to FDIC deposit insurance assessments.  Under the FDIC’s risk-based assessment system, the assessment rate is based on classification of a depository institution in one of several different risk assessment categories.  Such classification is based upon the institution’s capital level and upon certain supervisory evaluations of the institution by its primary federal banking regulator.  The FDIC may adjust insurance assessment rates under certain circumstances.

In February 2006, comprehensive deposit insurance reform legislation was enacted. Under this legislation,   1) the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged into a single Deposit Insurance Fund (“DIF”), 2) deposit insurance for certain retirement accounts increased from $100,000 to $250,000, 3) deposit insurance limits for accounts became subject to an indexing mechanism for future increases in coverage limits, and 4) the fixed 1.25% reserve ratios for BIF and SAIF were replaced by a reserve ratio for DIF which will be set annually by the FDIC within a reserve ratio range of between 1.15% and 1.50%. The FDIC set the reserve ratio for 2007 at 1.25%. The legislation also authorized the FDIC to revise the current risk-based deposit insurance premium assessment system and to prescribe DIF restoration plans in the event that the DIF reserve ratio were to fall below 1.15%. Finally, the legislation authorized certain premium assessment credits and, under certain circumstances, requires certain DIF dividends. Insured depository institutions in existence on December 31, 1996 that paid a deposit insurance assessment prior to that date, and the successors to such institutions, are eligible to receive a one-time assessment credit. The Bank is an eligible institution and expects to receive a one-time assessment credit currently estimated at $2.6 million.

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

The USA Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.  In April 2005, the OCC and the other federal bank regulatory agencies issued interagency guidance under the BSA requiring heightened due diligence by depository institutions of existing and prospective “money services business” customers, which include check cashers and companies engaged in certain other businesses.  The additional due diligence requirements are intended to address the regulators’ view that money services businesses raise particular money laundering and terrorist financing concerns.  As indicated above, the Bank provides services to check cashers and as such is subject to the requirements of the guidance.  Corus has reviewed its procedures relative to the guidance and does not believe this guidance will have any material adverse affect on the Company’s operations relating to servicing the check cashing industry.

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

Failure to comply with these guidelines can result in severe limits on a banking institution’s activities and can result in other restrictions and adverse consequences.  For a national bank, the adverse consequences include limits on the payment of dividends.  The minimum capital ratios established by the guidelines are based on both Tier 1 and Total capital to total risk-based assets. In addition to the risk-based capital requirements, the Federal Reserve Board, the OCC and other federal bank regulatory agencies require banking institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines.

Moreover, Prompt Corrective Action provides banking regulators with the legal authority to reduce a bank’s capital classification below what the numerical capital ratios would otherwise indicate.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 64 through 66 of the 2006 Annual Report under the caption “Liquidity and Capital Resources” for a more detailed discussion of Prompt Corrective Action.

In 2006, the OCC and the other federal bank regulatory agencies issued two sets of proposed revisions to the existing risk-based capital guidelines.  The first proposed revisions would apply only to a limited number of large banking institutions.  The second set of proposed revisions (“Basel IA”), issued in December 2006, would apply to the remainder of banking institutions.  As proposed, compliance with Basel IA would be voluntary.  Banking institutions could adopt the revised Basel IA rules in their entirety or, in the alternative, remain subject to existing risk-based capital rules.  As currently proposed, the risk-based capital treatment for commercial real estate exposure remains unchanged under Basel IA.  The notice of proposed rulemaking requests comment on whether securities of government-sponsored enterprises, which are currently assigned a 20% risk weighting, should be risk-weighted based on external credit ratings.  Corus cannot yet determine the effect of such a change, should it occur.

Interstate Banking

The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 (“Riegle-Neal”) permits bank holding companies that are adequately managed and capitalized to acquire banks located in any state, subject to certain statewide and nationwide deposit concentration limits.  States may prohibit acquisition of banks that have not been in existence for at least five years.  Interstate branching under Riegle-Neal permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states. Approval of interstate bank mergers is subject to certain conditions and limits.

Gramm-Leach-Bliley Act of 1999

The enactment of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the Act, providing a new regulatory framework applicable to financial holding companies (“FHCs”), which are bank holding companies that meet certain qualifications and make an election to become FHCs.  The Federal Reserve Board regulates, supervises and examines FHCs, as it does all bank holding companies.  However, insurance and securities activities conducted by an FHC or its nonbank subsidiaries are regulated primarily by functional regulators. While aware of the flexibility provided to FHCs, Corus has, for the time being, decided not to become an FHC. The activities of bank holding companies that are not FHCs will continue to be regulated by and limited under the Act.

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

Dividend Restrictions

Various statutory and regulatory provisions limit the amount of dividends that may be paid by the Bank without regulatory approval.  A national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. Currently, the Bank does not have any preferred stock.  Accordingly, that element of the calculation is not relevant.  In addition, a national bank can pay dividends only to the extent of its undivided profits.

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

Corus has a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings.  At December 31, 2006, approximately 95% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while Corus’ loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas in Florida and California, as well as Las Vegas, New York City, and the Washington, D.C. metropolitan area. While the Company believes that its underwriting guidelines are conservative, the occurrence of adverse events or economic deterioration impacting markets or property type categories in which the Company has concentrations may have a more significant adverse effect upon its financial condition than if the loan portfolio were more diverse.

The Company’s loan portfolio is subject to construction risk and market risk.

The Company’s lending activities are subject to the risk that the construction of the building will not be completed and the risk that the value of the condominium units will decline in value such that the proceeds from sales will potentially be inadequate to pay off the Company’s loan.  Although the Company takes steps to limit these risks, weakening economic conditions in the residential real estate sector, which may be caused by, among other things, supply/demand imbalances and higher interest rates, could increase these risks, causing an increase in nonaccrual and otherwise nonperforming loans.  An increase in nonaccrual and otherwise nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition or results of operations.  Other market risks include the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism, any of which could affect properties securing the loans.

Weakening economic conditions in the residential real estate sector may negatively impact the Company’s financial condition and results of operations.

Weakening economic conditions in the residential real estate sector may adversely affect the Company’s loan originations, including the likelihood that pending loans which reach the “Applications Received” stage will ultimately close.  In 2006, the conversion of apartments to condominiums all but ceased and, as a result, originations of conversion loans dropped dramatically in 2006.  Although the origination of construction loans in 2006 increased 24% from the amount of construction loans in 2005, there can be no assurances that the Company will be able to maintain this growth in new construction loans.  If the Company is not able to do so, the Company’s financial condition and results of operations may be negatively impacted.

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

The financial services industry is highly competitive.

All of the Company’s business activities, including principally commercial real estate lending and deposit gathering, face significant competition.  Competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies and mutual funds.  Some of these competitors may have substantially greater resources than the Company and may benefit from greater name recognition.  If  the Company is unable to compete effectively, the Company could lose income from loans, deposits and other products and services.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Competition depends on a number of factors, including:

•	interest rates and points charged on loans
•	interest rates paid on deposits
•	service charges
•	banking hours
•	locations including ATM access and
•	other service-related products.

Although the Company believes it maintains a number of competitive advantages in its largest business, commercial real estate lending, failure to compete successfully could adversely affect the Company’s growth and profitability which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Virtually all of the Company’s funding comes from traditional deposit products.  The recent growth in deposits is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at competitive rates.  At December 31, 2006, approximately 62% of the Bank’s $8.4 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois.  By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market.  The retention of existing deposits continues to be a focus of the Company.  While the results to date have been strong, there are no guarantees that the Bank will be able to continue to attract deposits nor that account retention will remain high over the long term.

The Company’s future success depends, in part, on its ability to attract and retain experienced and qualified personnel.

The Company believes that its future success depends, in part, on its ability to attract and retain experienced personnel, including Robert J. Glickman, the Company’s Chief Executive Officer, and other senior loan officers.  If one or more of the Company’s key employees leaves the Company’s employment, the Company will have to find a replacement with the combination of skills and attributes necessary to execute the Company’s strategy.  Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, the Company believes that the loss of the services of key personnel could adversely affect the Company’s financial condition and results of operations.

The Company is a bank holding company, and its sources of funds are limited.

The Company is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state laws, regulations, and policies. Recently, cash available to cover holding company payments, including dividends to stockholders of the Company, has been largely derived from dividends paid by the Bank to the holding company. However, historically the Company’s primary funding source has been the issuance of a form of long-term debt commonly referred to as “Trust Preferred” securities.

The Trust Preferred securities were issued by Corus’ unconsolidated subsidiary trusts, the proceeds of which were used to purchase Debentures from Corus with terms comparable to the Trust Preferred securities. The debt appears on Corus’ financial statements as “Long-Term Debt — Subordinated Debentures.”  While the issuance of Trust Preferred securities has been a reliable source of capital in the recent past, there is no assurance that it will be available in the future. (Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 62 and 64 through 66 of the 2006 Annual Report under the captions “Long-Term Debt – Subordinated Debentures” and “Liquidity and Capital Resources”, respectively, for a more detailed discussion of the these securities.)

Importantly, dividends by the Bank to the holding company are subject to various regulatory limitations.  Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Bank to the parent company.  As of December 31, 2006, the aggregate amount legally available to be distributed to the parent company was approximately $258.0 million, assuming that the Bank continues to be classified as ‘‘well capitalized’’ under the regulations of Prompt Corrective Action (Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 64 through 66 of the 2006 Annual Report under the caption “Liquidity and Capital Resources” for a more detailed discussion of Prompt Corrective Action).  In addition though, bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Since the Bank was last notified of its well-capitalized classification, management is not aware of any conditions or events that would have changed such classification.

As a function of the foregoing, the Company’s ability to pay dividends to shareholders may be restricted.

The Company operates in a heavily regulated environment.

The banking industry is heavily regulated. The banking business of the Company and the Bank are subject to regulation by the Federal Reserve, the FDIC, the OCC, and the Securities and Exchange Commission (the “SEC”). The Company’s success depends not only on competitive factors but also on federal and state laws, regulations, and policies affecting banks and bank holding companies. The ultimate effect of any changes to the rules that impact financial institutions cannot be predicted.  Regulations may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of Corus’ consolidated financial statements.  These changes can be hard to predict and can materially impact how Corus records and reports its financial condition and results of operations.  In some cases, Corus could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

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

Price Range of Common Stock

Corus’ common stock trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: CORS.  The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 39 of the 2006 Annual Report, which is incorporated herein by reference.

Approximate Number of Equity Security Holders

The Company had over 20,500 shareholders as of February 23, 2007 including approximately 275 shareholders of record and approximately 20,300 shareholder accounts maintained through brokers.

Dividends on Common Stock

Quarterly cash dividends per common share for the last two years are included on page 39 of the 2006 Annual Report, which is incorporated herein by reference.  Dividends were declared and paid on a quarterly basis.  The declaration of dividends is at the discretion of Corus’ Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus.  Additionally, the payment of dividends is subject to statutory restrictions (see Note 14 on page 32 of the Notes to Consolidated Financial Statements of the 2006 Annual Report, which is incorporated herein by reference) and restrictions arising under the terms of the Company’s Trust Preferred securities offerings (see Note 7 on page 22 of the Notes to Consolidated Financial Statements of the 2006 Annual Report, which is incorporated herein by reference).

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2006	30,000	$20.46	30,000	1,655,400
November 1-30, 2006	66,600	$20.27	66,600	1,588,800
December 1-31, 2006	—	$—	—	1,588,800
Total	96,600	$20.33	96,600	1,588,800

On April 21, 2004, Corus’ Board of Directors approved a new program to repurchase up to 2,000,000 common shares of Corus stock (restated to reflect a 2-for-1 stock split on 5/18/06).  The program expires in April 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to pages 72 and 73 of the 2006 Annual Report, incorporated herein by reference, for selected financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 43 through 71 of the 2006 Annual Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Market Risk Management” on pages 68 and 69 of the 2006 Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference from the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm on pages 8 through 40 of the Company’s 2006 Annual Report.

Supplementary Statistical Data

This section contains supplementary statistical data provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies.  This data should be read in conjunction with Corus’ Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto of the 2006 Annual Report, which is incorporated by reference into Item 7 of this report.

Carrying Value of Securities by Category

The carrying values of securities held by Corus were as follows:

	December 31

(in thousands)	2006	2005	2004

U.S. Government and agencies	$5,178,270	$3,228,016	$427,687
Common stocks	217,042	184,541	219,099
Mortgage backed securities	4,816	—	3,334
Other	31,139	30,081	28,849

Total	$5,431,267	$3,442,638	$678,969

Maturities of Securities

The scheduled maturities by security type as of December 31, 2006 were as follows:

(in thousands)	One year or less	After ten years	Not due at a single maturity	Total

U.S. Government and agencies	$5,178,270	$—	$—	$5,178,270
Common stocks	—	—	217,042	217,042
Mortgage backed securities	—	4,816	—	4,816
Other	—	—	31,139	31,139

Total	$5,178,270	$4,816	$248,181	$5,431,267

The weighted-average yields, based on amortized cost, for each range of maturities of securities at December 31, 2006 were as follows:

	One year or less	After ten years	Not due at a single maturity	Total

U.S. Government and agencies	5.33%	—%	—%	5.33%
Common stocks	—	—	4.82	4.82
Mortgage backed securities	—	5.80	—	5.80
Other	—	—	6.05	6.05

Actual maturities may differ from those scheduled due to prepayments from issuers.  Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only.  Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

Classification of Loans

Corus’ loans were as follows:

	December 31

(in thousands)	2006	2005	2004	2003	2002

Commercial real estate:
Condominium:
Construction	$2,615,037	$1,919,232	$801,201	$477,659	$123,640
Conversion	1,287,842	1,886,144	941,619	340,167	118,623
Other commercial real estate	171,762	599,048	890,101	1,448,185	1,310,587

Total commercial real estate	$4,074,641	$4,404,424	$2,632,921	$2,266,011	$1,552,850
Commercial	42,319	84,381	109,582	98,621	87,631
Residential real estate and other	25,019	35,706	51,325	69,139	101,488

Loans, net of unearned income	$4,141,979	$4,524,511	$2,793,828	$2,433,771	$1,741,969

Mezzanine loans included in total commercial real estate	$195,649	$132,432	$111,278	$53,790	$32,092

Maturities of Loans and Sensitivity to Changes in Interest Rates

The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2006:

(in thousands)	One year or less	From one to five years	After five years	Total

Commercial real estate:
Condominium:
Construction	$1,186,452	$1,428,585	$—	$2,615,037
Conversion	868,633	419,209	—	1,287,842
Other commercial real estate	98,217	73,143	402	171,762
Commercial	13,521	27,807	991	42,319

Of the loans maturing after one year, $91.3 million have fixed rates and $1.9 billion have floating or adjustable rates.

Risk Elements in the Loan Portfolio

Nonaccrual, Past Due, OREO and Restructured Loans were as follows:

	December 31

(in thousands)	2006	2005	2004	2003	2002

Nonperforming loans:
Nonaccrual loans	$72,542	$73	$76	$7,896	$4,808
Loans 90 days or more past due	34,365	544	5,675	1,236	1,648

Total Nonperforming Loans	106,907	617	5,751	9,132	6,456
Other real estate owned (“OREO”)	8,439	—	40	66	800

Total Nonperforming Assets	$115,346	$617	$5,791	$9,198	$7,256

Troubled debt restructurings (1)	—	14,727	23,479	6,436	62

(1) To the extent not included in either nonaccrual or loans 90 days or more past due

Loan Concentrations

As of December 31, 2006, 96% of Corus’ outstanding commercial real estate loans (95% of total commitments) were collateralized by condominium buildings in major metropolitan areas.  Refer to pages 56 and 57 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report, which is incorporated herein by reference, for a breakdown of loans by size, collateral type, and geographic distribution.

Analysis of the Allowance for Loan Losses

The activity in the allowance for loan losses was as follows:

	Year Ended December 31

(in thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$39,740	$32,882	$36,448	$36,629	$40,457
Provision for credit losses	7,500	6,000	—	—	—
Less charge-offs:
Commercial real estate:
Condominium:
Construction	—	—	—	—	—
Conversion	—	—	—	—	—
Other commerical real estate	(1,512)	—	—	—	—
Commercial	(756)	(504)	(13)	(1,632)	(3,227)
Residential real estate and other	(372)	(423)	(652)	(1,663)	(2,830)

Total charge-offs	(2,640)	(927)	(665)	(3,295)	(6,057)

Add recoveries:
Commercial real estate:
Condominium:
Construction	—	—	—	—	—
Conversion	—	—	—	—	—
Other commerical real estate	—	—	—	—	17
Commercial	8	218	—	873	8
Residential real estate and other	1,185	1,567	2,099	2,241	2,204

Total recoveries	1,193	1,785	2,099	3,114	2,229

Net (charge-offs)/recoveries	(1,447)	858	1,434	(181)	(3,828)
Reclassification to reserve for loan losses related to unfunded commitments	(500)	—	(5,000)	—	—
Additions charged to operations	—	—	—	—	—

Balance at end of year	$45,293	$39,740	$32,882	$36,448	$36,629

Net (charge-offs)/recoveries as a percentage of average loans outstanding	(0.03)%	0.02%	0.06%	(0.01)%	(0.24)%

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loan losses was as follows:

	December 31

(in thousands)	2006	2005	2004	2003	2002

Commercial real estate:
Condominium:
Construction	$24,258	$14,704	$5,962	$6,211	$2,074
Conversion	15,716	14,450	7,007	4,423	1,989
Other commercial real estate	1,293	4,589	6,623	18,830	21,980
Commercial	1,517	1,393	673	443	343
Residential real estate and other	261	607	3,152	4,205	8,483
Unallocated	2,248	3,997	9,465	2,336	1,760

Total	$45,293	$39,740	$32,882	$36,448	$36,629

Mezzanine included in the above	6,847	3,941	1,077	496	367

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

Loan Portfolio Composition

The composition of the loan portfolio was as follows:

	December 31

	2006	2005	2004	2003	2002

Commercial real estate:
Condominium:
Construction	63%	42%	29%	20%	7%
Conversion	31	42	33	14	7
Other commercial real estate	4	13	32	59	75
Commercial	1	2	4	4	5
Residential real estate and other	1	1	2	3	6

Total	100%	100%	100%	100%	100%

Deposits

The following table presents the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2006.  The schedule also provides a breakdown between retail certificates of deposit and brokered certificates of deposit.

(in thousands)	Total	Retail	Brokered

Maturing within 3 months	$961,384	$939,903	$21,481
After 3 but within 6 months	937,716	913,412	24,304
After 6 but within 12 months	1,061,765	1,029,360	32,405
After 12 months	208,481	6,716	201,765

Total	$3,169,346	$2,889,391	$279,955

Return on Equity and Assets

The following table presents certain ratios relating to Corus’ equity and assets:

	December 31

	2006	2005	2004

Return on average total assets	2.0%	2.1%	2.4%
Return on average common shareholders’ equity	25.0	21.8	17.4
Dividend payout ratio	26.6	28.4	35.6
Average equity to average total assets	8.0	9.5	13.9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date.  “Disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is on page 42 of the 2006 Annual Report and is incorporated herein by reference.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of Corus’ internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 41 of the 2006 Annual Report and is incorporated herein by reference.

(d) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Corus (including the identification of audit committee membership and the financial expert serving on the Audit Committee) is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance” of the 2007 Proxy Statement.  For Executive Officers, the following table provides each individual’s name, number of years with the Company, age, principal occupation over the past five years (Executive Vice President – EVP; Senior Vice President – SVP; First Vice President – FVP; Vice President – VP), and the years each position was held.

Executive Officers of the Registrant

Name and (years with Company)	Age	Principal Occupation for Past Five Years	Years

Robert J. Glickman (37)(a)	60	President and Chief Executive Officer	1984 - Present

Randy P. Curtis (9)	48	EVP, Retail Banking	2005 - Present
		SVP, Retail Banking	1997 - 2004

Michael G. Stein (15)	46	EVP, Commercial Lending	1996 - Present

Tim H. Taylor (18)	42	EVP and Chief Financial Officer,	1998 - Present
		Secretary, and Treasurer

Michael E. Dulberg (7)	41	SVP and Chief Accounting Officer	2004 - Present
		FVP and Chief Accounting Officer	2000 - 2004

Michael W. Jump (15)	62	SVP, Operations	2000 - Present

Terence W. Keenan (16)	61	SVP, Commercial Lending	1990 - Present

Richard J. Koretz (15)	43	SVP, Finance	2000 - Present

Joel C. Solomon (9)	52	SVP, Commercial Lending	1997 - Present

Timothy J. Stodder (20)	47	SVP, Commercial Lending	2005 - Present
		FVP, Commercial Lending	1996 - 2005

Daniel A. Niedermeyer (17)	41	FVP, Consumer Lending/Operations	2001 - Present

(a) Robert J. Glickman is the son of Joseph C. Glickman, the Chairman of the Board of Corus.

All positions held on the previous table are as officers of Corus Bank, N.A. except Robert J. Glickman, Michael G. Stein, Tim H. Taylor, Randy P. Curtis, Michael E. Dulberg and Richard J. Koretz who are also officers of the Company.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the material contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2007 Proxy Statement.

Code of Ethics for Principal Officers

Corus has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  The text of the code of business conduct and ethics is available through the Investor Relations section of the Corus website at www.corusbank.com.  Additional information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from material contained under the caption “Corporate Governance” of the 2007 Proxy Statement.  A copy of the Company’s code of business conduct and ethics will be provided without charge upon written request to the Chief Financial Officer of the Company.  The Company will post on its website any amendments to, or waivers from, its code of business conduct and ethics as the code applies to its directors or executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated herein by reference from the material under the captions “Executive Compensation”, “Compensation Discussion and Analysis” and “Director Compensation” of the 2007 Proxy Statement.  Information regarding compensation committee interlocks and insider participation contained under the caption “Corporate Governance” of the 2007 Proxy Statement is incorporated herein by reference.  The information in the “Compensation Committee Report” is incorporated herein by reference, however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and management is incorporated herein by reference from the material under the captions “Principal Shareholders” and “Security Ownership of Directors and Management” of the 2007 Proxy Statement.

Information regarding Corus’ securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material under the caption “Equity Compensation Plan Information” of the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference from the material under the caption “Certain Relationships and Related Transactions” of the 2007 Proxy Statement.  Information regarding director independence is incorporated herein by reference from the material under the caption “Corporate Governance” of the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services is incorporated herein by reference from the material under the caption “Appointment of Independent Public Accountants” of the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm are incorporated herein by reference from the following pages of the registrant’s 2006 Annual Report:

(b)          Exhibits:

3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 4.1 to the Form S-8 filing dated May 23, 2006.

3(ii)	Amended and Restated By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-K/A filing dated March 19, 2004.

4.1	Form of Junior Subordinated Debt Securities Indenture is incorporated herein by reference from Exhibit 4.1 to the Form 10-K filing dated March 14, 2006.

4.2	Form of Amended and Restated Declaration of Trust is incorporated herein by reference from Exhibit 4.2 to the Form 10-K filing dated March 14, 2006.

4.3	Form of Guarantee Agreement is incorporated herein by reference from Exhibit 4.3 to the Form 10-K filing dated March 14, 2006.

4.4	Summary Schedule of Subordinated Debentures is incorporated herein by reference from Exhibit 4.4 to the Form 8-K filing dated March 31, 2006.

4.5

Loan Agreement between Corus Bankshares, Inc. and LaSalle Bank, N.A. dated June 26, 2001 and First through Sixth Amendments is incorporated herein by reference from Exhibit 4.5 to the Form 10-K filing dated March 14, 2006.

4.6

Pledge and Security Agreement between Corus Bankshares, Inc. and LaSalle Bank, N.A. dated June 26, 2001 is incorporated herein by reference from Exhibit 4.6 to the Form 10-K filing dated March 14, 2006.

4.7	Form of common stock certificate incorporated herein by reference from Exhibit 4.3 to the Form S-8 filed on March 28, 2006.

10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 10 to the Form 10-Q filing dated May 5, 2006.(2)(3)

10.2	The 1999 Stock Option Plan is incorporated herein by reference from Exhibit 4.3 to the Form S-8 filing dated April 30, 1999. (2)

10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 16, 2005. (2)

10.4

Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 16, 2005. (2)

10.5

Form of Change of Control Agreement between the Company and certain of its officers from time to time is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated January 3, 2007. (2)

10.6	Summary description of compensation for directors is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated August 31, 2006. (2)

10.7	Summary of certain Executive Compensation arrangements is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated December 12, 2006. (2)

10.8	The 2006 Stock Option Plan is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated April 24, 2006. (2)

10.9	Form of Non-qualified Stock Option Agreement under the 2006 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated April 24, 2006. (2)

10.10	Form of Non-qualified Stock Option Agreement under the 2006 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.3 to the Form 8-K filing dated April 24, 2006. (2)

10.11	Commission Agreement and Release between the Company and Michael G. Stein. (1) (2)

11	Computation of Net Income Per Share is incorporated herein by reference from page 35 of the registrant’s 2006 Annual Report. (1)

13

Registrant’s 2006 Annual Report (excluding the portions that are not specifically incorporated by reference in this Annual Report on Form 10-K appearing on pages 1 through 7 and 74 through 76 of the 2006 Annual Report). (1)

14	Corus Bankshares, Inc. Code of Business Conduct and Ethics is incorporated herein by reference from Exhibit 14 to the Form 8-K filing dated August 31, 2006.

21	List of subsidiaries – see Part I of this Report

23	Consent of Independent Registered Public Accounting Firm (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (4)

(1) Filed herewith
(2) Management or Director contract or compensatory plan or arrangement
(3) Confidential treatment requested for portions of this document.
(4) Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corus Bankshares, Inc.

By:	/s/ TIM H. TAYLOR

Tim H. Taylor
Executive Vice President & Chief Financial Officer

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH C. GLICKMAN	Chairman of the Board of Directors	February 26, 2007

Joseph C. Glickman

/s/ ROBERT J. GLICKMAN	President, Chief Executive Officer, & Director	February 26, 2007

Robert J. Glickman

/s/ TIM H. TAYLOR	Executive Vice President & Chief Financial Officer	February 26, 2007

Tim H. Taylor

/s/ MICHAEL E. DULBERG	Senior Vice President & Chief Accounting Officer	February 26, 2007

Michael E. Dulberg

/s/ ROBERT J. BUFORD	Director	February 26, 2007

Robert J. Buford

/s/ KEVIN R. CALLAHAN	Director	February 26, 2007

Kevin R. Callahan

/s/ RODNEY D. LUBEZNIK	Director	February 26, 2007

Rodney D. Lubeznik

/s/ MICHAEL J. MCCLURE	Director	February 26, 2007

Michael J. McClure

/s/ PETER C. ROBERTS	Director	February 26, 2007

Peter C. Roberts