Form 10-Q
period 2007-03-31
CORUS BANKSHARES INC
filed 2007-05-10
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of April 30, 2007, the Registrant had 56,247,378 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2007

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31	March 31
(dollars in thousands, except per share data)	2007	2006	2006
Assets
Cash and due from banks – non-interest bearing	$113,805	$121,564	$93,281
Federal funds sold	703,200	319,700	460,500
Cash and Cash Equivalents	817,005	441,264	553,781
Securities:
Available-for-sale, at fair value
U.S. Government and agencies	4,869,197	5,178,270	3,743,236
(amortized cost $4,871,781, $5,182,286 and $3,748,725)
Common stocks	203,057	217,042	189,213
(cost $119,456, $127,316 and $110,042)
Other securities	36,016	35,955	31,496
(amortized cost $34,813, $34,768 and $30,710)
Total Securities	5,108,270	5,431,267	3,963,945
Loans, net of unearned income	3,849,557	4,141,979	4,685,437
Less: Allowance for loan losses	48,924	45,293	42,546
Loans, net	3,800,633	4,096,686	4,642,891
Premises and equipment, net	27,088	27,376	26,627
Accrued interest receivable and other assets	39,940	48,236	40,707
Other real estate owned	8,439	8,439	-
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523
Total Assets	$9,805,898	$10,057,791	$9,232,474

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$299,457	$309,267	$291,774
Interest-bearing	8,100,543	8,395,408	7,704,093
Total Deposits	8,400,000	8,704,675	7,995,867
Long-term debt – subordinated debentures	384,028	384,028	384,028
Other borrowings	71,768	39,419	5,482
Accrued interest payable	22,697	27,481	36,795
Other liabilities	73,019	57,661	83,526
Total Liabilities	8,951,512	9,213,264	8,505,698
Shareholders' Equity: (1)
Common stock (par value $0.05 per share,
130,000,000 shares authorized: 56,247,378, 56,245,978
and 55,865,888 shares outstanding, respectively)	2,812	2,812	2,794
Surplus	31,803	31,783	26,189
Equity – options outstanding	9,582	9,040	8,193
Retained earnings	758,618	746,291	641,550
Accumulated other comprehensive income	51,571	54,601	48,050
Total Shareholders' Equity	854,386	844,527	726,776
Total Liabilities and Shareholders' Equity	$9,805,898	$10,057,791	$9,232,474

See accompanying notes.

(1) All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(in thousands, except per share data)	2007	2006

Interest, Loan Fees, and Dividend Income:
Interest and fees on loans	$113,716	$122,652
Federal funds sold	5,278	4,458
Securities:
Interest	66,309	37,595
Dividends	1,657	2,112
Total Interest, Loan Fees, and Dividend Income	186,960	166,817

Interest Expense:
Deposits	103,379	76,392
Long-term debt – subordinated debentures	7,397	6,258
Other borrowings	905	352
Total Interest Expense	111,681	83,002

Net Interest Income	75,279	83,815
Provision for Credit Losses	5,500	3,000
Net Interest Income After Provision for Credit Losses	69,779	80,815

Noninterest Income:
Service charges on deposit accounts	2,739	2,787
Securities losses	(15,253)	(543)
Other income	658	553
Total Noninterest Income	(11,856)	2,797

Noninterest Expense:
Employee compensation and benefits	11,030	12,075
Net occupancy	1,145	1,036
Data processing	610	459
Depreciation – furniture & equipment	461	381
Other expenses	4,564	3,244
Total Noninterest Expense	17,810	17,195

Income Before Income Taxes	40,113	66,417
Income tax expense	13,724	23,028
Net Income	$26,389	$43,389

Net Income per Common Share: (1)
Basic	$0.47	$0.78
Diluted	0.46	0.75

Cash Dividends Declared per Common Share	$0.25	$0.20

Average Common Shares Outstanding:
Basic	56,247	55,858
Diluted	57,864	58,018

See accompanying notes.

(1) All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

					Accumulated
			Equity –		Other
(dollars in thousands, except common share data)	Common Stock	Surplus	Options Outstanding	Retained Earnings	Comprehensive Income	Total
Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	-	-	-	26,389	-	26,389
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available-for-sale securities	-	-	-	-	(3,030)	(3,030)
Comprehensive income						23,359

Stock options vested	-	-	545	-	-	545

Shares issued under stock option plan,
1,400 common shares	-	20	(3)	-	-	17

Cash dividends declared on common stock, $0.250 per common share	-	-	-	(14,062)	-	(14,062)

Balance at March 31, 2007	$2,812	$31,803	$9,582	$758,618	$51,571	$854,386

See accompanying notes.

THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

					Accumulated
			Equity –		Other
(dollars in thousands, except common	Common		Options	Retained	Comprehensive
share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2005	$2,792	$25,882	$7,770	$609,334	$43,997	$689,775

Net income	-	-	-	43,389	-	43,389
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available-for-sale securities	-	-	-	-	4,053	4,053
Comprehensive income						47,442

Stock options vested	-	-	479	-	-	479

Shares issued under stock option plan,
16,400 common shares	2	307	(56)	-	-	253

Cash dividends declared on common stock, $0.200 per common share	-	-	-	(11,173)	-	(11,173)

Balance at March 31, 2006	$2,794	$26,189	$8,193	$641,550	$48,050	$726,776

See accompanying notes.

All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$26,389	$43,389
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	5,500	3,000
Depreciation and amortization	646	562
Accretion of investment discounts	(62,162)	(32,295)
Deferred income tax benefit	(7,750)	(2,634)
Securities losses	15,253	543
Deferred compensation expense	1,057	1,878
Stock option expense	545	479
Excess tax benefits from share-based payment arrangements	(7)	(102)
Decrease in accrued interest receivable and other assets	8,296	1,311
(Decrease)/Increase in accrued interest payable	(4,784)	6,123
Increase in other liabilities	23,706	28,940
Net cash provided by operating activities	6,689	51,194

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available-for-sale securities	3,801,394	1,273,319
Purchases of available-for-sale securities	(3,436,174)	(1,755,940)
Net decrease/(increase) in loans	290,279	(160,925)
Recoveries of previously charged-off loans	282	326
Purchases of premises and equipment, net	(358)	(750)
Net cash provided by/(used in) investing activities	655,423	(643,970)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease)/Increase in deposit accounts	(304,675)	730,038
Net Proceeds from issuance of long-term debt – subordinated debentures	-	25,000
Decrease in federal funds purchased	-	(41,200)
Increase /(Decrease) in other borrowings, net	32,349	(16,111)
Cash proceeds from stock option exercises	10	151
Excess tax benefits from share-based payment arrangements	7	102
Cash dividends paid on common shares	(14,062)	(9,774)
Net cash (used in)/provided by financing activities	(286,371)	688,206

Net increase in cash and cash equivalents	375,741	95,430
Cash and cash equivalents at January 1	441,264	458,351
Cash and cash equivalents at March 31	$817,005	$553,781

See accompanying notes.

1. Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim period may not be indicative of results to be expected for the full year.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that adoption of SFAS 159 will have a material impact on its results of operations or its financial position.

3. Derivatives

Corus’ use of derivatives is essentially limited to interest rate swaps which convert fixed rate brokered certificates of deposit to floating rate. Notional amounts totaled $278.0 million and $340.0 million as of March 31, 2007 and 2006, respectively. The swaps qualify for the "shortcut method" as defined by Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Accordingly, Corus has not recorded, and does not anticipate recording, any income statement impact from the associated mark-to-market adjustments.

4. Long-Term Debt - Subordinated Debentures

Subordinated debentures outstanding totaled $384.0 million as of March 31, 2007. The stated maturities of the instruments range from 2033 through 2036. Interest and fees included in interest expense totaled $7.4 million for the three months ended March 31, 2007, and $6.3 million for the three months ended March 31, 2006. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of March 31, 2007, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.

5. Other Borrowings

In March 2007, Corus, through its bank holding company, entered into an agreement (the "Amended and Restated Loan Agreement") to amend and restate the revolving line of credit agreement dated June 26, 2001 (including all amendments entered into from time to time). Among other changes, the Amended and Restated Loan Agreement increases the line of credit to $150 million (from $100 million), extends the maturity date to February 28, 2010, increases the fee on the average unused commitment to an annual rate of 3/8% (0.375%) and increases the required minimum tangible equity capital of Corus Bank, N.A to $600 million.

The line of credit is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it currently uses the line of credit to fund loan participations that it has entered into with the Bank. As of March 31, 2007, the line of credit had a balance of $71.8 million.

Loan covenants include requirements for Corus and the Bank to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of March 31, 2007.

6. Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended
	March 31
(in thousands, except per-share data)	2007	2006
Numerator:
Net income attributable to common shares	$26,389	$43,389

Denominator:
Average common shares outstanding - Basic	56,247	55,858
Effect of dilutive potential common shares	1,617	2,160
Average common shares outstanding - Diluted	57,864	58,018

Net income per share:
Basic	$0.47	$0.78
Diluted	0.46	0.75

On April 18, 2006, the Board of Directors of the Company declared a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend. The additional shares were distributed on May 18, 2006 to shareholders of record at the close of business on May 1, 2006. All amounts have been restated for the three months ended March 31, 2006 to reflect this dividend.

Additionally, for the three-month period ended March 31, 2007, stock options outstanding to purchase 643,920 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. By comparison, all stock options outstanding during the three-month period ended March 31, 2006, were included in the computation of diluted earnings per share.

7. Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the three months ended March 31, 2007 and 2006, and Corus does not expect to make any contributions to the plan for the remainder of 2007.

Net periodic benefit cost was comprised of the following:
	Three Months Ended
	March 31
	2007	2006
(in thousands)
Service cost	$275	$325
Interest cost	377	419
Expected gain on plan assets	(464)	(428)
Net amortization and deferral	-	84
Net Periodic Benefit Cost	$188	$400

8. Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a methodology for recognition and measurement for uncertain tax positions either taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48.

Under FIN 48, companies are required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. If a company had an uncertain tax position, the associated liability would be referred to as an unrecognized tax benefit. Corus evaluated its tax positions at December 31, 2006 and March 31, 2007 in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which an unrecognized tax benefit must be recorded. In addition, for the three months ended March 31, 2007, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If Corus were to record interest or penalties associated with either uncertain tax positions in accordance with FIN 48 or as the result of an audit by a taxing authority, the interest or penalties would be included in income tax expense.

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

EXECUTIVE OVERVIEW

Corus’ 2007 first quarter earnings were $26.4 million, or $0.46 per diluted share, down 39% from $43.4 million, or $0.75 per diluted share, in the first quarter of 2006. The 2007 results include a pre-tax security loss of $15.3 million related to the impairment of an equity investment that the Company concluded was “Other-Than-Temporary”, as defined by generally accepted accounting principles. Excluding security losses, 2007 earnings would have been $36.3 million, or $0.63 per diluted share compared to $43.7 million, or $0.75 per diluted per share in 2006, a decline of 17.1% (see the section titled Noninterest Income for a more detailed discussion of security losses).

With a loan portfolio consisting primarily of condominium construction and conversion loans, the nationwide slowdown in the residential housing market is impacting Corus’ business. Evidence of this slowdown is clear from the decline in loan originations, the resulting decline in loans outstanding and an increase in problem loans. The current quarter’s earnings declined as a result, and it would not surprise us to see an even greater impact on earnings over the next several quarters, or even years, depending on when the market improves.

We continue, as always, to focus on growing our business. Our list of loans pending increased by 30% in just the last three months, to $5.1 billion as of March 31, 2007. Our originations can vary significantly across quarters and, while loan originations in the first quarter of 2007 were disappointing, we remain optimistic that by year-end 2007, we can achieve something materially greater than what the first quarter’s annualized results suggest. Although condominium conversion activity has essentially ceased, condominium construction continues nationwide, and we plan on continuing to actively pursue this business.

Also, it is unclear at this point what impact, if any, the problems in the subprime home mortgage lending market will have on our business. Corus does not make, purchase, or hold any subprime mortgages at all (Corus’ existing balance of consumer loans, which include residential real estate loans, is only 1% of the total loan portfolio). Moreover, Corus does not invest in any pools of residential home mortgages. We understand that the lenders who do make subprime and Alt-A mortgages have tightened their lending criteria. The effect on Corus of the subprime home mortgage lending market issues is indirect: our customers are the condominium developers who sell condominium units to individuals. To the extent that subprime and Alt-A lenders cut back on their loans, it is likely that our customers (the condominium developers) may lose sales to those individuals who would have required a subprime mortgage to close on their purchase.

In summary, at this point in the housing cycle, we are experiencing a disappointing decrease in origination volume, and an increase in problem loans. We anticipate that both loan originations and problem loans could get worse before they get better. Nevertheless, we are bullish that in the long run condominiums and condominium construction will remain a permanent fixture in the U.S. housing market. With the reputation Corus has built as an expert in this niche, with our highly experienced and trained staff, and with our strong balance sheet and income statement, we are very well positioned to capitalize on the eventual housing recovery that we are confident will occur.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007, net income was $26.4 million, or $0.46 per share on a diluted basis, compared to net income of $43.4 million, or $0.75 per share on a diluted basis, in the same period of 2006.

Earnings for the first quarter of 2007 represented annualized returns of 12.4% on average equity and 1.1% on average assets compared to 24.7% and 2.0%, respectively, for the same period in 2006.

Net Interest Income and Net Interest Margin

Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.

For the three months ended March 31, 2007, Corus’ net interest income decreased to $75.3 million, from $83.8 million for the same period in 2006. During the first quarter of 2007, loan fee income (a component of interest income), decreased by $4.1 million to $20.5 million compared to the first quarter of 2006. The decrease in net interest income was primarily driven by the decline in average loans outstanding, as discussed below.

The NIM for the three months ended March 31, 2007 was 3.11%, a decrease of 78 basis points from the three months ended March 31, 2006. Corus’ NIM is impacted by numerous factors. The most significant factor affecting Corus’ NIM over the past several years has been the interplay between the growth in loans outstanding, Corus’ highest yielding asset, as compared to the growth in interest-bearing liabilities, generally deposits. Comparing the first quarter of 2006 to 2007, average deposits grew by $900 million, while average loan balances declined by $570 million. With loan balances declining, the increase in deposits resulted in a substantial increase in Liquidity Management Assets (high quality short-term securities), which earn a yield comparable to the yields paid on deposits.

Another factor, although far less significant than the factor described in the preceding paragraph, impacting the NIM is the change in short-term interest rates. The vast majority of the Bank’s assets are floating rate, generally based on short-term interest rates, and reset quarterly. The Bank’s liabilities are very similar in nature, with the exception of demand deposits, which are effectively fixed at a zero percent interest rate, and “administered-rate” deposits (e.g., NOW and Savings accounts). The remaining component is shareholders’ equity. From an accounting perspective, equity “acts” as zero percent fixed-rate funding. The combination of shareholders’ equity, along with the demand and administered-rate deposits, is substantially greater than the Bank’s few long-term fixed-rate or noninterest-earning assets. As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is commonly referred to as being “asset sensitive” and aids NIM during periods of increasing interest rates.

See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended March 31
	2007			2006
		Interest,			Interest,
	Average	Fees, and	Yield/	Average	Fees, and	Yield/
(in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$5,524,199	$71,594	5.18%	$3,914,009	$42,061	4.30%
Common stocks (2)	212,520	2,282	4.30%	187,154	2,908	6.22%
Loans, net of unearned income (3)	4,041,790	113,716	11.25%	4,611,536	122,669	10.64%
Total earning assets	9,778,509	187,592	7.67%	8,712,699	167,638	7.70%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	86,670			118,186
Allowance for loan losses	(45,451)			(39,974)
Premises and equipment, net	27,339			26,575
Other real estate owned	8,439			-
Other assets, including goodwill	42,063			37,770
Total Assets	$9,897,569			$8,855,256
Liabilities and Shareholders' Equity
Deposits – interest-bearing:
Retail certificates of deposit	$5,880,860	$77,223	5.25%	$4,755,378	$50,770	4.27%
Money market deposits	1,696,719	20,408	4.81%	1,762,678	18,974	4.31%
NOW deposits	280,597	1,738	2.48%	318,581	1,859	2.33%
Brokered certificates of deposits	269,145	3,854	5.73%	369,980	4,606	4.98%
Savings deposits	128,911	156	0.48%	149,981	183	0.49%
Total interest-bearing deposits	8,256,232	103,379	5.01%	7,356,598	76,392	4.15%
Long-term debt – subordinated debentures	384,028	7,397	7.70%	359,113	6,258	6.97%
Other borrowings (4)	50,734	905	7.14%	20,529	352	6.86%
Total interest-bearing liabilities	8,690,994	111,681	5.14%	7,736,240	83,002	4.29%
Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing deposits	279,388			317,522
Other liabilities	78,477			100,249
Shareholders' Equity	848,710			701,245
Total Liabilities and Shareholders' Equity	$9,897,569			$8,855,256

Interest income and loan fees/average earning assets	$9,778,509	$187,592	7.67%	$8,712,699	$167,638	7.70%
Interest expense/average interest-bearing liabilities	$8,690,994	111,681	5.14%	$7,736,240	83,002	4.29%
Net interest spread		$75,911	2.53%		$84,636	3.41%

Net interest margin			3.11%			3.89%

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Liquidity management assets include federal funds sold and securities other than common stocks.

Interest income on securities includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $625,000 and $796,000 for 2007 and 2006, respectively.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(4)	Other borrowings may include Federal funds purchased.

Noninterest Income

For the three months ended March 31, 2007, noninterest income decreased by $14.7 million compared to the three months ended March 31, 2006. The decrease is the result of a $15.3 million charge recorded in 2007 related to an “Other-Than-Temporary” decline in value of a common stock held by Corus (described further below). Excluding securities losses, noninterest income was essentially flat for the quarter compared to the prior year.

	Three Months Ended March 31
			Increase / (Decrease)
(dollars in thousands)	2007	2006		$%
Service charges on deposit accounts	$2,739	$2,787	$(48)	(1.7)%
Securities losses	(15,253)	(543)	(14,710)	NM
Other	658	553	105	19.0%
Total Noninterest Income	$(11,856)	$2,797	$(14,653)	NM
Noninterest Income, Excluding
Securities Losses	$3,397	$3,340	$57	1.7%

NM - Not Meaningful

Securities Losses - “Other-Than-Temporary” Impairment

During the first quarter of 2007, Corus determined that the recent significant decline in value of the Company’s investment in the common stock of Fremont General Corporation (“Fremont”) caused its position in Fremont to be materially impaired. The Company concluded that the impairment constituted what is known as an “Other-Than-Temporary” impairment, as defined by generally accepted accounting principles (“GAAP”).

The Securities and Exchange Commission (the “SEC”) and GAAP articulate several items that may be indicators of an “Other-Than-Temporary” impairment of securities, among them: 1) “The length of the time and the extent to which the market value has been less than cost,” 2) “The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer” or “may impair the earnings potential of the investment,” 3) “The discontinuance of a segment of the business that may affect the future earnings potential,” or 4) “The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.”

While Corus has the intent and ability to retain its Fremont investment, Corus believes recent events (as described below in detail) provide strong indications that the Fremont position suffered an “Other-Than-Temporary” impairment. Therefore - and consistent with SEC staff guidance and reporting requirements, GAAP, and the Company’s own policies - Corus recorded a charge of $15.3 million in the first quarter of 2007 to reflect the decline in value of the Fremont investment (based on Fremont’s March 31, 2007 closing price of $6.93). Importantly, while “Other-Than-Temporary” charges cause the decline in the value of a security to be charged against earnings, any subsequent recovery in value of those same securities would not be booked as income until the security is sold (or in certain other limited circumstances).

Fremont is a financial services holding company that had, until very recently, a substantial business of originating and selling (primarily through its wholly-owned industrial bank, Fremont Investment & Loan) “subprime” residential real estate loans. On February 27, 2007, Fremont announced they were postponing the filing of their Annual Report on Form 10-K, which contains their fourth quarter and full-year 2006 results of operations. Through a series of subsequent filings, Fremont announced that it had received, and then subsequently agreed to, a “Cease and Desist Order” (the “Order”) from the Federal Deposit Insurance Corporation. The Order is lengthy and appears to impact many areas of Fremont’s business and operations. Fremont also announced that as a result of the Order, as well as the “changing competitive dynamics in the subprime market,” it “intends to exit its subprime residential real estate lending operations.”

Noninterest Expense

For the three months ended March 31, 2007, noninterest expense increased by $0.6 million, or 4%, as compared to the three months ended March 31, 2006. The net increase was primarily the result of two largely offsetting items combined with increases in miscellaneous other expenses.

First, compensation expense declined by just over $1.0 million primarily driven by lower accruals for the Commission Program for Commercial Loan Officers (the “CLO Program”). The CLO Program rewards commercial loan officers for originating new loans and the size of the commissions are based on the amount of interest and fees earned on those loans. Management is anticipating that amounts earned under the CLO Program will decline in 2007.

The decrease in compensation expense was offset by $1.1 million in expenses associated with properties either foreclosed on or in the process of foreclosure. Please see the section titled “Nonperforming Assets” for further discussion.

In addition to the changes in compensation expense and foreclosure related costs, other operating expenses increased by approximately $500,000. The increases were primarily in the areas of repairs & maintenance, legal & professional, and data processing.

The banking industry uses a standard known as the “efficiency ratio” to measure a bank’s operational efficiency. Unlike most other measures, lower is better. The efficiency ratio is simply noninterest expense, less goodwill amortization, divided by the sum of net interest income and noninterest income (excluding securities gains and losses). Corus’ efficiency ratio was 22.5% and 19.5% for the three months ended March 31, 2007 and 2006, respectively, among the very best in the banking industry.

FINANCIAL CONDITION

Common Stock Portfolio

At March 31, 2007, Corus held investments in the common stocks of 17 financial industry companies valued at $203.1 million, including net unrealized gains of $83.6 million. The following is a list of Corus’ holdings as of March 31, 2007:

		Market	Percentage of
Corporation	Shares Held	Value	Portfolio
(dollars in thousands)
Amcore Financial Inc.	69,100	$2,195	1.1%
Associated Banc Corp.	121,179	4,072	2.0
Bank of America Corp.	670,594	34,214	16.8
Bank of NY Co.	100,000	4,055	2.0
Citigroup Inc.	225,000	11,552	5.7
Comerica Inc.	264,300	15,625	7.7
Compass Bancshares Inc.	108,750	7,482	3.7
Fremont General Corp.	2,542,400	17,619	8.7
JP Morgan Chase & Co.	500,864	24,232	11.9
MAF Bancorp Inc.	204,850	8,468	4.1
Merrill Lynch & Co. Inc.	132,000	10,780	5.3
Morgan Stanley Dean Witter & Co.	82,000	6,458	3.2
National City Corp.	74,520	2,776	1.4
Regions Financial Corp.	515,154	18,221	9.0
SunTrust Banks Inc.	48,000	3,986	2.0
US Bancorp	268,870	9,402	4.6
Wachovia Corp.	398,191	21,920	10.8

Total		$203,057	100.0%

During the three months ended March 31, 2007, Corus received dividends on the stock portfolio of $1.7 million compared to $2.1 million during the same period of 2006.

Securities Other Than Common Stocks

At March 31, 2007, available-for-sale securities other than common stocks increased to $4.9 billion, from $3.8 billion at March 31, 2006, due mainly to increases in short-term U.S. Government and agency notes. As of March 31, 2007, nearly the entire available-for-sale portfolio was scheduled to mature within six (6) months.

Almost the entire investment portfolio is comprised of U.S. Government agency securities, virtually all of which have original maturities of one year or less. As is the case with most securities with maturities one year or less, they are sold at a discount to the value at maturity (Treasury securities with original maturities of one year or less are sold this same way). From an economic perspective, the interest on these securities is not “earned” at maturity, but rather over the life of the investment. The accounting rules reflect this logic and, therefore, call for this income to be recognized over the life of the investment (termed “accretion”). During the three months ended March 31, 2007, the Company earned $66.3 million of interest income from the investment portfolio, of which $62.2 million came from accretion related to the discount securities (about 94% of the total). By comparison, during the three months ended March 31, 2006, the Company earned $37.6 million of interest income from the investment portfolio, of which $32.3 million came from accretion.

Loan Portfolio

The following table details the composition of Corus’ outstanding loans:

	Outstanding Loan Balances
	March 31, 2007		December 31, 2006		March 31, 2006
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate:
Condominium:
Construction	$2,460	64%	$2,615	63%	$2,124	45%
Conversion	982	25	1,288	31	1,989	42
Other commercial real estate (1)	349	9	172	4	477	10
Total commercial real estate	3,791	98	4,075	98	4,590	98
Commercial	36	1	42	1	62	1
Residential real estate and other	23	1	25	1	33	1
Loans, net of unearned income	$3,850	100%	$4,142	100%	$4,685	100%

Mezzanine loans included in
total commercial real estate	$185		$196		$130

(1) Other commercial real estate loans as of March 31, 2007 includes one conversion loan and two construction loans that were previously classified as condominium loans. The borrowers ultimately failed to sell enough condominiums to make a condominium exit viable. For the conversion loan, the borrower has opted not to convert the property and will retain it as an apartment building. In the other two cases, the borrowers are negotiating the sale of the properties as apartment buildings. As of March 31, 2007, none of these loans were classified as nonaccrual, and the combined outstanding balances were $147.5 million.

Commercial Real Estate Lending

Overview

During the past few years, Corus’ lending has focused almost exclusively on condominium projects. These projects include both construction of new buildings and conversion of existing apartments. While Corus generally provides only senior debt, in some cases Corus will provide mezzanine financing as well.

The residential housing market, including the condominium market, went through a boom cycle during the late 1990s and in the early years of this decade. However, beginning in approximately the second quarter of 2006, this cycle began to wane and loan origination volume began to slow. In recent months, the slowdown has become somewhat more dramatic, and we do not anticipate a material improvement in the housing market, and thereby in the prospects for increased new condominium construction, for the rest of this calendar year.

In the first quarter of 2007, the Bank originated $321 million of commercial real estate loans, almost exclusively condominium construction loans (see Originations table presented below). By comparison, in the first quarter of 2006, originations totaled $1.3 billion, $713 million of which were condominium constructions loans with the remainder primarily condominium conversion loans. Condominium conversion activity virtually came to a halt approximately one year ago and we do not anticipate more such loans in the near future. Excluding conversion loans, originations are still down significantly compared to one year ago as well as compared to the last quarter. This result was disappointing, but our originations can vary significantly across quarters, and we ended the quarter with a reasonable level of loans pending. We remain optimistic that by year-end 2007, we can achieve something materially greater than what the first quarter’s annualized results suggest. Condominium construction continues nationwide, and we plan on continuing to actively pursue this business.

Future loan balances are inherently difficult to predict. Loan balances result from the complex interplay of originations, funding of construction loans, and the paydown of loans from the sales of condominium units. Construction loan commitments will generally be funded over the coming 12 to 30 months. It is very difficult to forecast the pace of closings and the resulting paydowns. Loan balances have shrunk by approximately $800 million since March 31, 2006. Furthermore, it seems more likely than not, that loan balances will continue to shrink over the coming year, albeit at a slower pace than the previous 12 months. It is certainly conceivable that loan balances could remain essentially constant over the coming year even if new originations stay weak.

Personnel

Assessing risk is as much an art as it is a science. In that regard, an experienced and highly capable loan officer group is critical to the Company’s success. Corus currently has 20 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company over 4 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. Furthermore, Corus has been particularly successful in retaining key talent in the commercial lending group, evidenced by zero turnover in the last five years.

Robert J. Glickman (Chief Executive Officer), Michael G. Stein (Executive Vice President - Commercial Lending), and Timothy J. Stodder (Senior Vice President - Commercial Lending) are deeply involved in every major aspect of the lending process. This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans. Corus is able to maintain this level of executive attention by focusing on larger transactions.

Incentive Compensation - A significant portion of commercial loan officer compensation is based on amounts earned from the Commission Program for Commercial Loan Officers (the “CLO Program”). The CLO Program has been devised to compensate officers for success, but generally holds back much of their commissions for up to nine years, during which time it is at risk of loss in the event the Company suffers a loss on the loans. Management believes the program motivates officers to make safe loans and aligns the officers’ goals with the Company’s interests.

Portfolio

Corus’ lending focuses almost exclusively on condominium projects including both construction of new buildings and conversion of existing apartments. Corus generally provides only senior debt, but in some cases Corus will provide mezzanine financing as well. Nearly all of Corus’ loans are variable rate. As of March 31, 2007, 95% of Corus’ commercial real estate loans were variable rate, the vast majority tied to 3-month LIBOR and resetting quarterly.

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

Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are considerably higher than those charged for first mortgage loans (and also tend to be fixed rate), but also carry additional risk.

In addition to the funded amounts listed above, Corus also has significant commitments to fund additional amounts. Including commitments, the commercial real estate loan portfolio totals $8.2 billion as of March 31, 2007, as detailed below:

	Total Commercial Real Estate Loan Commitments
	(outstanding balances + unfunded commitments)(1)
	March 31, 2007		December 31, 2006		March 31, 2006
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Condominium:
Construction	$6,563	80%	$6,566	79%	$5,954	66%
Conversion	1,033	13	1,376	16	2,244	25
Other commercial real estate (2)	593	7	417	5	803	9
Total commercial real estate	$8,189	100%	$8,359	100%	$9,001	100%

(1) Includes pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table of this report, included in the amounts labeled as Commitments Accepted and Commitments Offered.

(2) Other commercial real estate loans as of March 31, 2007 includes one conversion loan and two construction loans that were previously classified as condominium loans. The borrowers ultimately failed to sell enough condominiums to make a condominium exit viable. For the conversion loan, the borrower has opted not to convert the property and will retain it as an apartment building. In the other two cases, the borrowers are negotiating the sale of the properties as apartment buildings. As of March 31, 2007, none of these loans were classified as nonaccrual, and the combined commitment was $172 million.

Originations

An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded). Construction loan funds are rarely drawn by the borrower at the closing but rather over an extended period of time as the project is built. In contrast, conversion loans are largely funded at the time of closing.

	Originations (1)
	2007	2006				2005
(in millions)	1Q	4Q	3Q	2Q	1Q	4Q	3Q	2Q
Condominium:
Construction	$307	$950	$855	$737	$713	$327	$692	$976
Conversion	4	39	7	10	490	655	740	747
Other commercial real estate	10	2	-	-	110	13	132	23
Total commercial real estate	$321	$991	$862	$747	$1,313	$995	$1,564	$1,746

(1) Includes commitment increases to existing loans

Paydowns/Payoffs

Total loan paydowns and payoffs (collectively referred to as “paydowns”) were $912 million in the three-month period ended March 31, 2007, compared to $856 million during the same period in 2006. As discussed in the Overview section, the timing of loan paydowns is inherently difficult to predict.

Commercial Real Estate Loan Portfolio By Size

	As of March 31, 2007
	# of	Total Commitment (1)		Funded Balance
(dollars in millions)	Loans	Amount	%	Amount	%
$180 million and above	3	$561	7%	$25	1%
$140 million to $180 million	10	1,492	18	476	13
$100 million to $140 million	14	1,726	21	466	12
$60 million to $100 million	25	1,927	24	1,069	28
$20 million to $60 million	54	1,973	24	1,331	35
$1 million to $20 million	49	498	6	414	11
Loans less than $1 million	NM	12	-	10	-
Total	155	$8,189	100%	$3,791	100%

Commercial Real Estate Loan Portfolio By Property Type

	As of March 31, 2007
	# of	Total Commitment (1)		Funded Balance
(dollars in millions)	Loans	Amount	%	Amount	%
Condominium:
Construction	92	$6,563	80%	$2,460	65%
Conversion	48	1,033	13	982	26
Condominium Total	140	7,596	93	3,442	91

Office	3	188	2	116	3
Rental apartment (2)	5	176	2	151	4
Hotel	2	128	2	30	1
Other	5	89	1	42	1
Loans less than $1 million	NM	12	-	10	-
Total	155	$8,189	100%	$3,791	100%

NM - Not Meaningful

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2) Rental apartment includes one conversion loan and two construction loans that were previously classified as condominium loans. The borrowers ultimately failed to sell enough condominiums to make a condominium exit viable. For the conversion loan, the borrower has opted not to convert the property and will retain it as an apartment building. In the other two cases, the borrowers are negotiating the sale of the properties as apartment buildings. As of March 31, 2007, none of these loans were classified as nonaccrual, and the combined commitment was $172 million.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	As of March 31, 2007
	# of	Total Commitment (1)		Funded Balance
(dollars in millions)	Loans	Amount	%	Amount	%
Florida:
Miami/Southeast Florida	25	$1,982	24%	$851	22%
Tampa	4	157	2	154	4
Orlando	7	142	2	135	4
Other Florida	8	481	6	301	8
Florida Total	44	2,762	34	1,441	38

California:
Los Angeles	16	894	11	206	5
San Diego	12	450	5	357	9
San Francisco	2	75	1	53	1
Sacramento	2	62	1	52	1
California Total	32	1,481	18	668	16

Las Vegas	8	689	8	365	10

Washington, D.C.(2)	14	667	8	452	12

Atlanta	13	659	8	145	5

Chicago	9	423	5	138	4

New York City	10	416	5	152	4

Phoenix/Scottsdale	8	231	3	118	3

Other (3)	17	849	11	302	8

Loans less than $1 million	NM	12	-	10	-

Total	155	$8,189	100%	$3,791	100%

NM - Not Meaningful

(1) Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2) Includes northern Virginia and Maryland loans.

(3) No other metropolitan area exceeds three percent of the total.

Pending Commercial Real Estate Loans

The following table presents pending commercial real estate loans listed in descending order with respect to stage of completion. In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Term Sheet Issued is in its earliest stages. It has been the Company’s experience that once a loan reaches the Application Received stage it is quite likely to ultimately close.
	Commercial Real Estate Loans Pending
	March 31, 2007		December 31, 2006		March 31, 2006
	# of		# of		# of
(dollars in millions)	Loans	Amount	Loans	Amount	Loans	Amount
Commitment Accepted (1)	4	$388	-	$-	4	$290
Commitment Offered (1)	3	228	1	65	2	336
Application Received	7	834	11	1,003	15	1,393
Application Sent Out	8	782	4	254	17	1,571
Term Sheet Issued	34	2,895	29	2,625	24	2,306
Total	56	$5,127	45	$3,947	62	$5,896

Condominium:
Construction	52	$4,747	40	$3,561	51	$5,390
Conversion	1	87	2	152	9	388
Other commercial real estate	3	293	3	234	2	118
Total	56	$5,127	45	$3,947	62	$5,896

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

Asset Quality

Overview

Over the last several years, Corus has had particularly good experience with respect to problem loans. Few commercial real estate loans became past due, even fewer were placed on nonaccrual and there was a virtual absence of charge-offs. Recently, however, Corus has begun to report higher levels of problem loans and increases in provisions for credit losses. This is the direct result of the recent slowdown in the residential housing market.

At this point, most of our problem loans are concentrated in the condominium conversion loan portfolio. We have a total of 48 condominium conversion loans totaling $1.0 billion, of which nine loans totaling $458 million are of particular concern. In all but one case, either the borrower or a mezzanine lender subordinate to us has supported the loans with substantial amounts of additional equity. Importantly, since most of these loans are non-recourse, past financial support is no guarantee of future support, particularly if the market weakens further. For those problem loans where the borrower or mezzanine lender chooses not to take the necessary steps to resolve issues, we will not hesitate to foreclose. In fact, we are currently in the process of foreclosing on one such loan, as discussed further in the section titled “Allowance for Credit Losses”. Keep in mind that these are all real estate secured loans, so only some portion of the loan is at risk. When originating these loans we focused on relatively new, well-located apartment projects that were slated for conversion to condominiums. Hopefully that will keep to a minimum the portion of our loan that is at risk of loss.

As for our construction portfolio, problems can be broken down into three categories: (1) deals where construction is at risk of coming to a halt; (2) deals where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) deals where construction is complete, but either (a) sales are weak to the point where our loan appears to be partially at risk, or (b) presale buyers walk away from their contracts. As of March 31, 2007, there is only one loan in our portfolio where construction problems put completion of the project in doubt. However, the completion guarantors have shown material support for that deal, and we are hopeful that the problems will be resolved in the coming months. As for uncovered cost overruns, there are several loans that have experienced that problem. The Bank’s position is that construction must be completed, since a partially completed building is of little value. In many cases, we have agreed to provide additional funds to the borrower to enable them to complete the project. As a result, our exposure in those projects is slightly higher than we originally anticipated, but that is one of the risks that we underwrite from the outset, and one of the reasons our initial loan exposures target approximately 55% to 65% of sellout. That gives us leeway to absorb some degree of increased exposure.

The final source of risk, deals where construction is complete but weak sales or cancelled contracts put our loan at risk, has not yet materialized. In the long term, we believe this to be our biggest source of potential risk. This risk is particularly important in the Florida market, which is known as a “pre-sale” market. One of the main factors in our underwriting was the existence and strength of the pre-sale contracts. Generally, the sales contracts in Florida required a non-refundable earnest money deposit of 20% of the purchase price. If a condominium buyer does not close on their unit, they must forfeit their deposit. So far, we have seen very few cancellations of contracts on our projects. However, if that were to change, a surge in buyer cancellations could be especially painful for Corus.

We believe construction coming to a halt will remain an isolated and non-systemic problem. Cost overruns do not radically change the nature of risk in our portfolio. If, however, the market deteriorates to the point where a material number of large condominium projects are complete and there are no buyers willing to close on the units at the borrowers’ asking prices, we will likely see a material increase in our problem loans. Today that is not a problem. In two cases, borrowers who failed to sell enough condominiums to make a condominium exit viable have negotiated the sale of the asset as apartments at a price more than adequate to pay us off — but those transactions have not yet closed, and we are monitoring them closely. In some other cases, enough units closed and generated paydowns such that our remaining loan exposure is very well secured by the remaining, slow-to-sell inventory.

The following table presents an overview of the relevant asset quality measures:

	As of March 31
(Dollars in thousands)	2007	2006
Allowance for Loan Losses	$48,924	$42,546
Allowance for Loan Losses / Total Loans	1.27%	0.91%
Liability for Credit Commitment Losses	$5,500	$5,500
Nonaccrual and Loans 90 days or more past due (NPLs) (1)	$196,103	$393
Other Real Estate Owned (OREO)	$8,439	$-
Total Nonperforming Assets (NPLs + OREO)	$204,542	$393
NPLs / Total Loans	5.09%	0.01%

(1) See the Nonperforming Assets section for additional details

Allowance for Credit Losses

The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments.

Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, as defined by Generally Accepted Accounting Principles. These loans are segregated from the remainder of the portfolio and are subjected to a specific review in an effort to determine whether or not a reserve is necessary and, if so, the appropriate amount of that reserve.

The remainder of the portfolio is then segmented into groups based on loan characteristics, seniority of collateral, and loan rating. A reserve is calculated and allocated to each of these groups based on historical net charge-off history coupled with a subjective Management Adjustment Factor. The Management Adjustment Factor is intended to incorporate those qualitative or environmental factors that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience.

Finally, the Allowance for Credit Losses may also include an “unallocated” portion. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans.

The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses.

In accordance with the methodology discussed above, the Company recorded a provision for credit losses of $5.5 million and $3.0 million in the first quarter of 2007 and 2006, respectively.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended
	March 31
(in thousands)	2007	2006
Balance at beginning of period	$50,793	$44,740
Provision for credit losses	5,500	3,000
Less Charge-offs:
Commercial real estate:
Condominium:
Construction	-	-
Conversion	(2,132)	-
Other commercial real estate	-	-
Commercial	-	-
Residential real estate and other	(19)	(20)
Total Charge-Offs	(2,151)	(20)

Add Recoveries:
Commercial real estate:
Condominium:
Construction	-	-
Conversion	-	-
Other commercial real estate	-	-
Commercial	2	-
Residential real estate and other	280	326
Total Recoveries	282	326
Balance at March 31	$54,424	$48,046

During the first quarter of 2007, Corus charged-off $2.1 million related to a condominium conversion loan in Naples, Florida. The balance of this loan after the charge-off was $48.5 million, as of March 31, 2007. Corus discontinued accruing interest on the loan as of December 1, 2006. Furthermore, to-date the borrower has not taken the necessary steps to resolve issues associated with this loan and, as mentioned in the “Overview” to this section, Corus is currently in the process of foreclosing on the loan. Also see the “Nonperforming Assets” section for additional details.

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	As of March 31
(in thousands)	2007	2006
Allowance for Loan Losses	$48,924	$42,546
Liability for Credit Commitment Losses (1)	5,500	5,500
Total	$54,424	$48,046

(1) Included as a component of other liabilities

Commercial Real Estate Loan Charge-off History

(in thousands)	Charge-offs
Period	Condo	Other CRE	Total
2007 (1st Qtr)	$2,132	$0	$2,132
2006	0	1,512	1,512
2005	0	0	0
2004	0	0	0
2003	0	0	0
2002	0	0	0
2001	0	0	0
2000	0	0	0
1999	0	61	61
1998	0	18	18
Total Charge-offs	$2,132	$1,591	$3,723

While Corus’ long-term loss history on commercial real estate lending has been quite impressive, with the first charge-off on a condominium loan (which today represents 93% of Corus’ loan portfolio) occurring in the first quarter of this year, that history corresponded to a favorable period of minimal losses for the banking industry. The favorable results of that period were undoubtedly in part a reflection of what was generally a very strong residential housing market across much of the country. The housing market though has now been showing broad-based signs of weakness for the past year or more. That weakness is clearly placing meaningful stress on a number of Corus’ condominium loans, as evidenced by the recent increases in nonaccrual and otherwise nonperforming loans (as discussed throughout this document). As a result, it is quite possible that Corus may experience significant charge-offs in the coming year(s). With that said, predicting the amount and/or timing of charge-offs is extremely difficult - any such estimate would hinge on making assumptions regarding, among other things, the future strength of the U.S. economy, future interest rates (all else being equal, higher interest rates will have a damping effect on housing prices), and market perceptions (which can drive behavior as much as any fundamental attributes).

In spite of current conditions, we believe it is impressive that Corus has experienced so few charge-offs over such an extended period of time, especially when viewed against loan originations over this same time of $20 billion. A more important point, and one which we have made many times over the years, is that Corus’ success must be analyzed over an entire business cycle, and not by looking at just “good” or “bad” years in isolation from one another. That is, while we are now experiencing problem loans and charge-offs, issues which may well get worse - if not materially worse - before they improve, we believe any measure of the Company’s overall success in its commercial real estate loan business must also take into account our stellar results of the past decade.

Nonperforming Assets

	March 31	December 31	March 31
(in thousands)	2007	2006	2006

Nonaccrual	$195,793	$72,542	$72
Loans 90 days or more past due	310	34,365	321
Total Nonperforming Loans	$196,103	$106,907	$393
Other real estate owned ("OREO")	8,439	8,439	-
Total Nonperforming Assets	$204,542	$115,346	$393

Nonaccrual loans at March 31, 2007 include four condominium conversion loans. The underlying properties are located in Phoenix, San Diego and two in southwestern Florida. Loans past due 90 days or more at March 31, 2007 relate to a variety of consumer loans. The $34.2 million loan identified as 90 days or more past due as of December 31, 2006, was paid off in full, as expected.

In many cases where a condominium project is not performing as well as we (or the borrower) would like, the borrower, or a mezzanine lender subordinate to Corus, has supported the loan with additional equity. These additional equity contributions have come in many forms, including cash payments that have been used to keep a loan current or, in the case of a delinquent loan, bring it current. As a result of such payments, three of the above nonaccrual loans, totaling $149 million, were actually “current” relative to principal and interest as of quarter-end.

Interest income is recognized on certain nonaccrual loans as cash payments are received. During the first quarter of 2007, Corus received cash payments totaling $1.3 million on nonaccrual loans that was reported as interest income. As a result of the nonaccrual status of the loans, Corus did not record the full $3.4 million of contractual interest income on these loans.

Other real estate owned (“OREO”) consists of one property, an office building located in the suburbs of Chicago.

Potential Problem Loans

Potential Problem Loans, as defined by the Securities and Exchange Commission, are performing loans which possess certain weaknesses that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the future disclosure of such loans as either nonaccrual, 90 days or more past due, or a troubled debt restructuring.

Corus has four condominium loans which management considers to be Potential Problem Loans, as follows:

		No. of	Balance	Total
Location	Loan Type	Loans	Outstanding	Commitment
(dollars in millions)
Florida	Construction	3	$82	$137
California	Construction	1	33	39
Total		4	$115	$176

In the Company’s most recent Annual Report on Form 10-K, Corus reported six condominium loans, with a total commitment of $250 million, as Potential Problem Loans. Of these six loans 1) two loans, with a total commitment of $62 million, have since paid off, 2) two loans, with a total commitment of $77 million, improved sufficiently such that management no longer considers them to be Potential Problem Loans, 3) one loan, with a total commitment of $68 million, deteriorated further and is classified as a Nonperforming Asset (Nonaccrual) at March 31, 2007, and 4) one loan continues to be listed as a Potential Problem Loans above.

Deposits

The following table details the composition of Corus’ deposits by product type:

	March 31		December 31		March 31
(in millions)	2007		2006		2006
Retail certificates of deposit	$5,723	68%	$6,001	69%	$5,015	63%
Money market	1,712	20	1,698	20	1,854	23
Demand	299	4	309	4	292	4
NOW	279	3	285	3	325	4
Brokered certificates of deposit	259	3	280	3	362	5
Savings	128	2	132	1	148	1
Total	$8,400	100%	$8,705	100%	$7,996	100%

Deposits increased from one year ago but are down since December 31, 2006. The growth in deposits over the last few years is almost exclusively supported by growth in retail certificates of deposit (“CDs”) and is the direct result of the Bank’s national marketing of selected deposit accounts to both individuals and businesses at competitive rates. The response to this program, which was introduced in April 2004, continues to be strong both locally and across the country. These deposit products, particularly CDs with six- and twelve-month maturities, have proven to be an attractive investment option for many new and existing customers. Recently, management has lowered CD rates, relative to the market in an effort to allow deposits to decline. These actions were taken by management to better match the level of deposits with the recent trend in loans.

At March 31, 2007, approximately 60% of the Bank’s $8.1 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 200,000 accounts.

Long-Term Debt - Subordinated Debentures (“Trust Preferred”)

As of March 31, 2007, Corus has $384.0 million in floating rate junior subordinated notes (the “Debentures”). The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events). Interest payments on the Debentures are payable quarterly. So long as an event of default has not occurred (described further below), Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the debenture agreements include failure to pay interest after 20 consecutive quarters of deferral (if such election is ever made), failure to pay all principal and interest at maturity, or filing bankruptcy.

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

All of the outstanding Debentures are variable-rate, with interest rates ranging from LIBOR plus 1.33% to LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future. However, based on March 31, 2007 market interest rates, the interest payments would be approximately $30 million per annum.

Note that the Debentures were issued to unconsolidated subsidiary trusts of the Company. Each trust’s sole purpose is to issue Trust Preferred Securities with terms essentially identical to the Debentures and then use the proceeds of the Trust Preferred issuance to purchase debentures from the Company. This is a very common form of raising tax-advantaged capital, especially for bank holding companies.

Other Borrowings

Corus, through its bank holding company has a $150 million revolving line of credit. The line of credit matures on February 28, 2010, and is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it currently uses the line of credit to fund loan participations that it has entered into with the Bank. As of March 31, 2007, the line of credit had an outstanding balance of $71.8 million.

Share Repurchase Program

The Company has in place a Share Repurchase Program (the “Program”) that was approved by the Board of Directors in April 2004. As of March 31, 2007, the remaining shares authorized for repurchase under the Program were 1,588,800. There were no share repurchases in the first quarter of 2007 and the Program expires in April 2009.

Capital

Regulatory capital and the associated ratios for Corus and its subsidiary bank as of March 31, 2007 are presented below:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage (1)		Capital (2)		Capital (3)
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Minimum ratios for well-capitalized (4)	N/A	5.00%	N/A	6.00%	N/A	10.00%
Corus Bankshares, Inc.	$1,064,389	10.85%	$1,064,389	14.36%	$1,263,372	17.04%
Subsidiary Bank	$966,393	9.99%	$966,393	13.39%	$1,020,817	14.14%

(1)
Tier 1 capital, which is shareholders' equity plus qualifying trust preferred securities and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)
Tier 1 capital plus trust preferred securities that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and gain pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ; computed as a ratio to risk-adjusted assets.

(4)	See discussion of Prompt Corrective Action below

Prompt Corrective Action The Bank’s capital classification is determined solely for the purpose of applying Prompt Corrective Action (“PCA”). The Federal Deposit Insurance Corporation Improvement Act of 1991, a major overhaul in the laws and regulations governing banks, introduced many new legal and regulatory frameworks — a significant one being PCA. The provisions in PCA were the result of a Congressional desire to reduce the potential for future regulatory/supervisory forbearance and thereby, hopefully, reducing future failure costs in the banking industry. Among other things, PCA provides banking regulators with the legal authority to reduce a bank’s capital classification below what the numerical capital ratios would otherwise indicate. The Bank’s capital classification is determined solely for the purpose of applying PCA and that classification may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

Liquidity and Capital Resources

Bank Holding Company

Sources At March 31, 2007, the holding company had cash and marketable equity securities of $146 million and $208 million, respectively, for a total of $354 million. By comparison, the holding company had cash and marketable equity securities of $19 million and $209 million, respectively, for a total of $228 million one year earlier. The cash is held on deposit at the Bank, and the securities are generally investments in equity securities. As discussed in some detail below, $48 million of the cash has been set aside to cover loan participations, committed to by the holding company, but unfunded as of March 31, 2007. Therefore, the holding company had “free and clear” cash and marketable securities aggregating $306 million, which could be used for any corporate purpose, such as cash dividends to our shareholders and/or share repurchases. None of this $306 million of cash and investments was encumbered in any way.

The holding company occasionally purchases participations in loans originated by the Bank. The holding company generally enters into these participations so that the Company can hold loans greater than the Bank alone would otherwise be able to hold. The Bank’s limitation arises from banking regulations that limit the maximum amount that a bank may lend on any individual credit (this limit is a function of a bank’s capital).

The holding company typically participates in construction loans which, as is the nature of construction loans, are unfunded at inception and may take two or more years to be fully drawn down. The difference between the holding company’s total commitment and the amount actually funded is referred to as the unfunded commitment. As of March 31, 2007 the holding company’s total commitments were $72 million, of which $24 million was funded leaving $48 million unfunded.

While the holding company has not yet been required to advance funds to cover the unfunded commitment, this portion of the holding company’s commitment is just as “real” as the funded portion. As such, and to be conservative, the holding company maintains cash equal to the unfunded commitment - what we refer to as “designated” cash. With unfunded commitments of $48 million as of March 31, 2007, the holding company designated $48 million of its cash as being available to fund draws on participations. As the holding company had total cash of $146 million as of March 31, 2007, and with $48 million designated for participations, this leaves $98 million available for general corporate purposes. It is important to note that while the holding company internally segregates its cash position, this segregation is not the result of any regulatory or legal requirements.

Between 2003 and 2005, cash and liquidity needs of the holding company were primarily met through the issuance of a form of long-term debt, commonly referred to as “Trust Preferred Securities” (the attributes of these securities are described in the section titled “Long-Term Debt — Subordinated Debentures” of this report). During this period, the holding company issued, through unconsolidated subsidiary trusts, approximately $350 million of Trust Preferred Securities, infusing the majority of the proceeds into the Bank, while retaining enough cash to satisfy its own liquidity needs. Recently, the Bank’s need for capital has changed, and as a result, the holding company has been able to use the Bank as a source of liquidity (see below). In 2006, only $25 million of Trust Preferred Securities were issued and the holding company received $99 million of dividends from the Bank. The holding company received an additional $43 million in dividends from the Bank in the first quarter of 2007. Depending on the Bank’s capital needs, the holding company could seek to issue additional Trust Preferred Securities in the future. However, while the issuance of Trust Preferred Securities has been a reliable source of capital in the recent past, there is no assurance that it will be available in the future.

Additional sources of liquidity available to the holding company include dividends from its marketable equity securities portfolio, interest and fees earned from loan participations, and cash that could be generated from sales of its equity securities. Further, the holding company could draw on its revolving line of credit (see discussion in the section titled “Other Borrowings” of this report).

Uses As mentioned above, between 2003 and 2005, the holding company’s primary use of cash was capital infusions into the Bank. Additional uses included dividends to shareholders, interest and principal payments on debt, share repurchases, the purchase of marketable securities, and the payment of operating expenses. Since that time, with the Bank’s capital needs changing, the holding company has not made any capital contributions to the Bank. See the section below regarding the Bank’s liquidity and capital needs for a discussion of the factors impacting the Bank’s capital needs.

Corus Bank, N.A.

Sources At March 31, 2007, the Bank’s liquid assets totaled $5.7 billion, or 59%, of its total assets versus $4.3 billion, or 47% of total assets at March 31, 2006. The Bank’s primary sources of cash have historically included: loan paydowns/payoffs, investment securities that matured or were sold, net retail deposit growth, Bank earnings retained (i.e., not paid to the holding company as a dividend), and capital infusions from the holding company.

Uses The Bank’s principal use of cash has historically been to fund loans, both new loans as well as drawdowns of unfunded loan commitments. At March 31, 2007, the Bank had unfunded commercial real estate loan commitments of $4.3 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 30 months, although such fundings could occur more rapidly.

The Bank must also retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses. As a result of management actions to better align deposit and loan levels, the Bank has recently seen a slight decline in its total deposits, essentially all of that change associated with retail certificates of deposit (“CDs”). While the recent decline in retail CDs has been as a direct result of management action, these CDs are short-term in nature (virtually all have original maturities of 1 year or less) and do present greater liquidity risk (than would longer-term funding alternatives) and could experience shrinkage in the future not tied to management actions. The Bank must therefore be prepared to fund those withdrawals and, as such, internally allocates a substantial pool of its investment securities “against” deposits.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:

•	The impact on Corus of the problems in the subprime home mortgage lending market;

•	The likelihood that condominiums will continue to represent a significant portion of the residential housing market;

•	The interplay of originations, construction loan funding, and loan paydowns on loan balances;

•	Continued financial support provided by borrowers, or other lenders, for problem loans;

•	The Company’s focus on condominium lending and geographic concentration;

•	The impact of weak sales or cancelled contracts on property valuations;

•	The borrower’s ability to complete building construction on time and within budget;

•
The general state of the economy, particularly strength in the residential real estate sector. Weakness in the residential real estate sector, which may be caused by, among many other things, supply/demand imbalances and higher interest rates which could adversely affect: 1) Corus’ ability to maintain its current level of loan originations, and/or 2) the credit quality of loans;

•	The occurrence of one or more catastrophic events, such as an earthquake, hurricane, or acts of terrorism that affect properties securing the loans;

•	The likelihood that pending loans which reach the “Applications Received” stage will ultimately close;

•	Changes in management's estimate of the adequacy of the allowance for credit losses;

•	The impact of competitors’ pricing initiatives on loan and deposit products;

•	The impact of variations in market interest rates on Corus’ results of operations;

•	Corus’ ability to attract and retain sufficient cost-effective funding;

•	Corus’ ability to attract and retain experienced and qualified personnel;

•	Corus’ ability to access the capital markets, particularly for the issuance of Trust Preferred securities;

•	Restrictions that may be imposed by any of the various regulatory agencies that have authority over the Company or any of its subsidiaries;

•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies;

•	The concentration of ownership by the Chief Executive Officer, Robert J. Glickman, and his immediate and extended family.

Any forward-looking statements should be considered in light of the factors discussed above and the factors discussed from time to time in Corus’ filings with the Securities and Exchange Commission, including those under Item 1A, Risk Factors in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Virtually all of the Bank’s assets are either floating rate, generally based on short-term interest rates and resetting quarterly, or short-term, generally maturing within the next few years. The Bank’s liabilities are very similar in nature, with the exception of demand deposits, which are effectively fixed at a zero percent interest rate, and the “administered-rate” deposits that do not reprice in lock-step with such changes in short-term interest rates (essentially, NOW and Savings accounts). The remaining component is shareholders' equity. From an accounting perspective, and hence an interest rate risk sensitivity perspective, equity ‘acts’ as zero percent fixed-rate funding.

The combination of shareholders' equity, along with the demand and “administered-rate” deposits, is substantially greater than the few Bank assets that are long-term fixed-rate or noninterest-earning (primarily common stock portfolio, cash, fixed-rate loans, and fixed assets). As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is referred to, in banking parlance, as being “asset sensitive.”

As a result of its asset sensitive position, the Bank generally expects that increases in short-term interest rates will result in an increase of the Bank’s net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in the Bank’s net interest income. Despite these expectations, it is important to note that the Bank’s interest rate sensitivity model does not attempt to forecast, among other factors, the future absolute level of interest rates, the speed with which those interest rates may change, the overall health of the economy, or the vibrancy of the residential real estate market. Thus, while the model points to greater Bank earnings under higher levels of (short-term) interest rates, such indications, while important, can not be viewed in isolation from the numerous other factors that affect the Company’s earnings power.

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

It should be noted that while using such “shocks” to gauge interest rate risk is standard industry practice, interest rate changes of this sort are in fact very unlikely to occur. As most banks have a diverse mix of fixed versus floating assets and liabilities, with potentially vastly different maturity structures, such a simplistic assumption is quite problematic. With that said, as the vast preponderance of the Bank’s assets and liabilities are floating rate and reset, either directly or indirectly, off of very short-term interest rates, this simplistic assumption is actually reasonable for Corus. The only exception, and in the range of interest rate shocks shown below it is a rather modest one, results from the interest rate floors management has negotiated in many of its floating-rate CRE loans.

The following table, which reflects the interest risk positions as of March 31, 2007, and December 31, 2006, illustrates the Bank’s asset-sensitive positions under all interest rate “shock” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end. That is, a 100bp increase in rates for one time period could represent a very different interest rate scenario than another.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp	+300 bp

Percent change in the next twelve months' net interest income vs. constant rates

March 31, 2007	(10.2)%	(6.0)%	-	6.1%	12.2%	18.3%
December 31, 2006	(11.7)%	(7.2)%	-	7.3%	14.7%	22.1%

(1) These “shocks” represent hypothetical instantaneous and sustained changes from current rates.

The above table indicates that the Bank’s projected interest rate sensitivity, as measured over the next 12 months, has not changed materially since December 31, 2006. However, it should be noted (as discussed in the preceding narrative) that these results do not incorporate the impact that broader economic trends (such as the vibrancy of the residential real estate market) may have on the Company's net interest income.

Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $203.1 million as of March 31, 2007, including net unrealized gains of $83.6 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, ability to pay dividends on its common stock, and the market price of its common stock. These risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company identified additional risks during the first quarter of 2007 and is providing an update to the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. These risks are as follows:

Tightening lending standards to home purchasers may indirectly adversely affect the Company’s results of operations.
Corus has a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. Since the Company’s customers are condominium developers who sell units to individuals, the tightening of lending standards to individual home purchasers may result in fewer sales by developers which, in turn, could adversely affect the Company’s results of operations.

The slowdown in the residential real estate sector could lead to foreclosures, which could adversely affect the Company’s results of operations.
The slowdown in the residential real estate sector has resulted in the Company reporting higher levels of problem loans. There can be no assurances that borrowers or subordinated lenders will agree to support problem loans. If they do not do so, the Company will be required to foreclose. Although we believe that a foreclosure will generally preserve a significant amount of the value of a problem loan, this process could be expensive and could have an adverse affect on the Company’s results of operations.

Declining loan balances could adversely affect the Company’s results of operations.
Loan balances result from the complex interplay of originations, funding of construction loans and the paydown of loans from the sales of condominium units. While the Company ended the quarter with a reasonable level of loans pending, it is difficult to predict the rate at which pending loans will be converted into loan originations. Moreover, it is also difficult to predict both the timing of construction loan funding, the pace of individual condominium sales and the resulting paydowns. As a result, regardless of the Company’s performance in the near term, it is possible that loan balances will decline, which could negatively impact the Company’s results of operations.

The following risks were reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, but have been modified for this report:

The Company's focus on condominium lending and geographic concentration could adversely affect the Company's results of operations.
Corus has a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. At March 31, 2007, approximately 93% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while Corus’ loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas in Florida and California, as well as Las Vegas, the Washington, D.C. metropolitan area, Atlanta, Chicago, and New York City. While the Company believes that its underwriting guidelines are conservative, the occurrence of adverse events or economic deterioration impacting markets or property type categories in which the Company has concentrations may have a more significant adverse effect upon its financial condition than if the loan portfolio were more diverse. Moreover, because the Company is focused nearly exclusively on loans involving the condominium market, a decline in residential buyer’s preferences for condominiums could adversely affect the Company and its results of operations.

Weakening economic conditions in the residential real estate sector may negatively impact the Company’s results of operations.
Weakening economic conditions in the residential real estate sector may adversely affect the Company’s loan originations, including the likelihood that pending loans which reach the “Applications Received” stage will ultimately close. In 2006, the conversion of apartments to condominiums all but ceased and, as a result, originations of conversion loans dropped dramatically since that time. While the Company ended the first quarter of 2007 with a reasonable level of condominium construction loans pending, there can be no assurances that the Company will be able convert these into originations. If the Company is not able to do so, the Company’s financial condition and results of operations may be negatively impacted.

Additionally, weakening economic conditions in the residential real estate sector could lead to weak sales of condominium units or cancelled contracts. This risk is particularly important in the Florida market, which is known as a “pre-sale” market. One of the main factors in our underwriting in this market was the existence and the strength of pre-sale contracts. Generally, the sales contracts in Florida required a non-refundable earnest money deposit of 20% of the purchase price. If a condominium buyer does not close on a unit, the buyer must generally forfeit the deposit. Nevertheless, if these “pre-sale” buyers were to cancel contracts at a material rate, the risk related to our construction loan would increase significantly.

The following risks were previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (updated as appropriate):

The Company’s loan portfolio is subject to construction risk and market risk.
The Company’s lending activities are subject to the risk that the construction of the building will not be completed on time and within budget and the risk that the value of the condominium units will decline in value such that the proceeds from sales will potentially be inadequate to pay off the Company’s loan. Although the Company takes steps to limit these risks, weakening economic conditions in the residential real estate sector, which may be caused by, among other things, supply/demand imbalances and higher interest rates, could increase these risks, causing an increase in nonaccrual and otherwise nonperforming loans. An increase in nonaccrual and otherwise nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition or results of operations. Other market risks include the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism, any of which could affect properties securing the loans.

The Company's Allowance for Credit Losses may prove to be insufficient to absorb potential losses in the loan portfolio.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. The most critical of these estimates is the level of the Allowance for Credit Losses. Due to the uncertainties inherent in the estimation of the appropriate level of the Allowance for Credit Losses, Corus may sustain credit losses that are greater, perhaps significantly, than the provided allowance. This would in turn most likely require that Corus make significant provision for credit loss charges that would, all else being equal, reduce earnings.

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

The Company's business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance.
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
Virtually all of the Company's funding comes from traditional deposit products. The Bank promotes selected deposit accounts to both individuals and businesses at competitive rates nationally. At March 31, 2007, approximately 60% of the Bank's $8.1 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. The retention of existing deposits continues to be a focus of the Company. While the results to date have been strong, there are no guarantees that the Bank will be able to continue to attract deposits nor that account retention will remain high over the long term.

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

Importantly, dividends by the Bank to the holding company are subject to various regulatory limitations. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Bank to the parent company. As of March 31, 2007, the aggregate amount legally available to be distributed to the parent company was approximately $207.5 million, assuming that the Bank continues to be classified as ‘‘well capitalized’’ under the regulations of Prompt Corrective Action (Please refer to the discussion under the caption “Capital” for a more detailed discussion of Prompt Corrective Action). In addition though, bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Since the Bank was last notified of its well-capitalized classification, management is not aware of any conditions or events that would have changed such classification.

As a function of the foregoing, the Company’s ability to pay dividends to shareholders may be restricted.

The Company operates in a heavily regulated environment.
The banking industry is heavily regulated. The banking business of the Company and the Bank are subject to regulation by the Federal Reserve, the FDIC, the OCC, and the Securities and Exchange Commission (the "SEC"). The Company’s success depends not only on competitive factors but also on federal and state laws, regulations, and policies affecting banks and bank holding companies. The ultimate effect of any changes to the rules that impact financial institutions cannot be predicted. Regulations may be modified at any time, and there is no assurance that such modifications, if any, will not adversely affect the Company’s business.

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

Ownership of Corus’ outstanding common shares is concentrated in the Glickman Family
Approximately 50% of the Company’s outstanding common shares are owned by the Chief Executive Officer, Robert J. Glickman, and his immediate and extended family (the “Glickman Family”). The Glickman Family’s interest in retaining their investment in the Company may be highly dependent on Robert J. Glickman’s ability to continue his role as Chief Executive Officer of the Company. As a result, any change in Robert J. Glickman’s role as Chief Executive Officer of the Company could have a material adverse effect on Corus’ business, financial condition, results of operation and ultimately the market price of Corus’ common stock.

In addition, the Glickman Family, acting together, has the ability to significantly influence the election and removal of the Company's Board of Directors, as well as the outcome of any other matters to be decided by a vote of shareholders. This concentration of ownership could delay, prevent or result in a change in control of the Company, even when a change in control may or may not be perceived by some, as being in the best interests of the Company's shareholders.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has in place a Share Repurchase Program (the “Program”) that was approved by the Board of Directors in April 2004. As of March 31, 2007, the remaining shares authorized for repurchase under the Program were 1,588,800. There were no share repurchases in the first quarter of 2007 and the Program expires in April 2009.

ITEM 6: EXHIBITS

10.1	Amended and Restated Loan Agreement dated February 28, 2007, executed March 6, 2007 (1)

10.2	Amended and Restated Pledge and Security Agreement dated February 28, 2007, executed March 6, 2007 (1)

10.3	Form of Non-qualified Stock Option Agreement under the Equity Award and Incentive Plan (1)

10.4	Form of Restricted Stock Agreement. (2)

10.5	Form of Performance Restricted Stock Agreement (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (3)

(1)	Filed herewith

(2)	Incorporated by reference from Exhibits 10.1 and 10.2 filed with Corus' Current report on Form 8-K dated March 9, 2007

(3)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC.
(Registrant)

May 10, 2007	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and duly authorized Officer of Registrant)