Form 10-Q
period 2007-06-30
CORUS BANKSHARES INC
filed 2007-08-07
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, the Registrant had 56,795,189 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	June 30	December 31	June 30
	2007	2006	2006

Assets
Cash and due from banks — non-interest bearing	$118,814	$121,564	$90,467
Federal funds sold	264,200	319,700	348,800

Cash and Cash Equivalents	383,014	441,264	439,267
Securities:
Available-for-sale, at fair value
U.S. Government and agencies	4,928,975	5,178,270	4,385,878
(amortized cost $4,932,476, $5,182,286 and $4,391,653)
Common stocks	183,864	217,042	184,637
(cost $102,337, $127,316 and $110,042)
Other securities	36,838	35,955	31,411
(amortized cost $35,438, $34,768 and $30,735)

Total Securities	5,149,677	5,431,267	4,601,926
Loans, net of unearned income	4,008,657	4,141,979	4,499,233
Less: Allowance for loan losses	47,783	45,293	42,186

Loans, net	3,960,874	4,096,686	4,457,047
Premises and equipment, net	26,906	27,376	27,278
Accrued interest receivable and other assets	44,156	48,236	41,892
Other real estate owned	40,387	8,439	—
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$9,609,537	$10,057,791	$9,571,933

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$281,707	$309,267	$283,824
Interest-bearing	7,923,922	8,395,408	8,029,103

Total Deposits	8,205,629	8,704,675	8,312,927
Long-term debt — subordinated debentures	404,647	384,028	384,028
Other borrowings	52,050	39,419	5,626
Dividends payable	70,992	14,061	11,196
Accrued interest payable	18,835	27,481	40,563
Other liabilities	30,823	43,600	55,206

Total Liabilities	8,782,976	9,213,264	8,809,546
Shareholders’ Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 56,793,989, 56,245,978 and 55,978,628 shares outstanding, respectively)	2,840	2,812	2,799
Surplus	43,824	31,783	28,505
Equity awards outstanding	7,323	9,040	8,249
Retained earnings	722,812	746,291	677,992
Accumulated other comprehensive income	49,762	54,601	44,842

Total Shareholders’ Equity	826,561	844,527	762,387

Total Liabilities and Shareholders’ Equity	$9,609,537	$10,057,791	$9,571,933

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share data)	2007	2006	2007	2006

Interest, Loan Fees, and Dividend Income:
Interest and fees on loans	$114,195	$127,322	$227,911	$249,974
Federal funds sold	3,804	4,466	9,082	8,924
Securities:
Interest	67,561	48,371	133,870	85,966
Dividends	1,659	1,608	3,316	3,720

Total Interest, Loan Fees, and Dividend Income	187,219	181,767	374,179	348,584

Interest Expense:
Deposits	100,434	88,582	203,813	164,974
Long-term debt — subordinated debentures	7,489	7,110	14,886	13,368
Other borrowings	1,296	149	2,201	501

Total Interest Expense	109,219	95,841	220,900	178,843

Net Interest Income	78,000	85,926	153,279	169,741
Provision for Credit Losses	12,000	—	17,500	3,000

Net Interest Income After Provision for Credit Losses	66,000	85,926	135,779	166,741

Noninterest Income:
Service charges on deposit accounts	2,462	2,607	5,201	5,394
Securities gains/(losses), net	13,025	—	(2,228)	(543)
Other income	597	564	1,255	1,117

Total Noninterest Income	16,084	3,171	4,228	5,968

Noninterest Expense:
Employee compensation and benefits	11,005	11,752	22,035	23,827
Net occupancy	1,063	941	2,208	1,977
Other real estate owned/protective advances	724	—	1,832	—
Data processing	591	513	1,201	972
Depreciation — furniture & equipment	485	423	946	804
Other expenses	3,102	2,831	6,558	6,075

Total Noninterest Expense	16,970	16,460	34,780	33,655

Income Before Income Taxes	65,114	72,637	105,227	139,054
Income tax expense	22,707	24,876	36,431	47,904

Net Income	$42,407	$47,761	$68,796	$91,150

Net Income per Common Share:
Basic	$0.75	$0.85	$1.22	$1.63
Diluted	0.74	0.82	$1.20	$1.57

Cash Dividends Declared per Common Share (1)	$1.25	$0.20	$1.500	$0.400

Average Common Shares Outstanding:
Basic	56,516	55,942	56,382	55,900
Diluted	57,630	58,035	57,517	58,005
See accompanying notes.

(1)	Includes $1.00 per common share special cash dividend declared on June 21, 2007.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

					Accumulated
			Equity		Other
(dollars in thousands, except common share data)	Common		Awards	Retained	Comprehensive
	Stock	Surplus	Outstanding	Earnings	Income	Total

Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	—	—	—	68,796	—	68,796
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	(4,839)	(4,839)

Comprehensive income						63,957

Stock options vested	—	—	904	—	—	904

Restricted stock vested	—	—	30	—	—	30

Shares issued under stock option plan, 1,005,800 common shares	51	12,173	(2,651)	—	—	9,573

Repurchase and retirement of 457,789 common shares	(23)	(132)	—	(7,220)	—	(7,375)

Cash dividends declared on common stock, $1.500 per common share (1)	—	—	—	(85,055)	—	(85,055)

Balance at June 30, 2007	$2,840	$43,824	$7,323	$722,812	$49,762	$826,561

See accompanying notes.

(1)	Includes $1.00 per common share special cash dividend declared on June 21, 2007.
SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)

					Accumulated
			Equity		Other
(dollars in thousands, except common share data)	Common		Awards	Retained	Comprehensive
	Stock	Surplus	Outstanding	Earnings	Income	Total

Balance at December 31, 2005	$2,792	$25,882	$7,770	$609,334	$43,997	$689,775

Net income	—	—	—	91,150	—	91,150
Other comprehensive income/(loss) (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	845	845

Comprehensive income						91,995

Stock options vested	—	—	953	—	—	953

Shares issued under stock option plan, 133,140 common shares	7	2,621	(471)	(124)	—	2,033

Stock option expirations	—	2	(3)	—	—	(1)

Cash dividends declared on common stock, $0.400 per common share	—	—	—	(22,368)	—	(22,368)

Balance at June 30, 2006	$2,799	$28,505	$8,249	$677,992	$44,842	$762,387

See accompanying notes.
All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$68,796	$91,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,500	3,000
Depreciation and amortization	1,317	1,167
Accretion of investment discounts	(124,142)	(74,871)
Deferred income tax benefit	(580)	(2,546)
Securities losses	2,228	543
Deferred compensation expense	2,331	3,552
Share-based compensation expense	934	953
Excess tax benefits from share-based payment arrangements	(2,152)	(823)
Decrease in accrued interest receivable and other assets	6,780	126
Decrease in accrued interest payable	(8,646)	(9,891)
(Decrease) / Increase in other liabilities	(9,743)	32,299

Net cash (used in) / provided by operating activities	(45,377)	44,659

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available-for-sale securities	6,509,388	3,026,881
Proceeds from sales of available-for-sale securities	30,144	—
Purchases of available-for-sale securities	(6,142,897)	(4,109,887)
Net decrease in loans	83,191	24,643
Recoveries of previously charged-off loans	489	610
Purchases of premises and equipment, net	(847)	(2,006)

Net cash provided by/(used in) investing activities	479,468	(1,059,759)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease)/Increase in deposit accounts	(499,046)	1,047,098
Net Proceeds from issuance of long-term debt — subordinated debentures	20,000	25,000
Increase /(Decrease) in other borrowings, net	12,631	(57,167)
Cash proceeds from stock option exercises	46	1,209
Excess tax benefits from share-based payment arrangements	2,152	823
Cash dividends paid on common shares	(28,124)	(20,947)

Net cash (used in)/provided by financing activities	(492,341)	996,016

Net increase in cash and cash equivalents	(58,250)	(19,084)
Cash and cash equivalents at January 1	441,264	458,351

Cash and cash equivalents at June 30	$383,014	$439,267

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Consolidated Financial Statements
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
Corus’ use of derivatives is essentially limited to interest rate swaps which convert fixed rate brokered certificates of deposit to floating rate. Notional amounts totaled $253.0 million and $325.0 million as of June 30, 2007 and 2006, respectively. The swaps qualify for the “shortcut method” as defined by Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, Corus has not recorded, and does not anticipate recording, any income statement impact from the associated mark-to-market adjustments.
4.	Allowance For Credit Losses
The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $53.3 million at June 30, 2007, which was comprised of a $47.8 million Allowance for Loan Losses and a $5.5 million Liability for Credit Commitment Losses.
In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded provisions for credit losses of $17.5 million and $3.0 million in the first six months of 2007 and 2006, respectively. Of the $17.5 million, $12.0 million was booked in the second quarter of 2007. No provision was recorded during the second quarter of 2006.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006

Balance at beginning of period	$54,424	$48,046	$50,793	$44,740
Provision for credit losses	12,000	—	17,500	3,000
Charge-offs	(13,348)	(644)	(15,499)	(664)
Recoveries	207	284	489	610

Balance at June 30	$53,283	$47,686	$53,283	$47,686

During the second quarter of 2007, in connection with the foreclosure of a condominium conversion loan in Naples, Florida, Corus incurred a charge-off of $13.3 million. Including the first quarter charge-off of $2.2 million, Corus charged off a total of $15.5 million related to this loan. Upon foreclosure, the asset was transferred to Other Real Estate Owned.
The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	June 30	December 31	June 30
(in thousands)	2007	2006	2006

Allowance for Loan Losses	$47,783	$45,293	$42,186
Liability for Credit Commitment Losses (1)	5,500	5,500	5,500

Total	$53,283	$50,793	$47,686

(1)	Included as a component of other liabilities
5.	Impaired Loans
In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
As of June 30, 2007 Corus had five impaired loans with outstanding balances of $231 million (total commitment of $248 million), none of which were specifically reserved for in the Allowance for Loan Losses. The Bank determined that no specific reserves were required on these loans after comparing the estimated fair market value of the collateral (net of associated costs to sell) against the current loan exposures. For the three and six months ended June 30, 2007, average impaired loans totaled $207 million and $171 million, respectively, and the interest income recognized during the period in which those loans were impaired was $1.4 million and $2.6 million, respectively.
6.	Long-Term Debt — Subordinated Debentures
Subordinated debentures outstanding totaled $404.6 million as of June 30, 2007. The stated maturities of the instruments range from 2033 through 2037. Interest and fees included in interest expense totaled $7.5 million and $14.9 million for the three and six months ended June 30, 2007, respectively, and $7.1 million and $13.4 million for the three and six months ended June 30, 2006, respectively. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of June 30, 2007, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.

7.	Other Borrowings
In March 2007, Corus, through its bank holding company, entered into an agreement (the “Amended and Restated Loan Agreement”) to amend and restate the revolving line of credit agreement dated June 26, 2001 (including all amendments entered into from time to time). Among other changes, the Amended and Restated Loan Agreement increases the line of credit to $150 million (from $100 million), extends the maturity date to February 28, 2010, increases the fee on the average unused commitment to an annual rate of 3/8% (0.375%) and increases the required minimum tangible equity capital of Corus Bank, N.A to $600 million.
The line of credit is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it currently uses the line of credit to fund loan participations that it has entered into with the Bank. As of June 30, 2007, the line of credit had a balance of $51.8 million.
Loan covenants include requirements for Corus and the Bank to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of June 30, 2007.
8.	Net Income Per Share
Net income per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per-share data)	2007	2006	2007	2006

Numerator:
Net income attributable to common shares	$42,407	$47,761	$68,796	$91,150

Denominator:
Average common shares outstanding — Basic	56,516	55,942	56,382	55,900
Effect of dilutive potential common shares	1,114	2,093	1,135	2,105

Average common shares outstanding — Diluted	57,630	58,035	57,517	58,005

Net income per share:
Basic	$0.75	$0.85	$1.22	$1.63
Diluted	0.74	0.82	1.20	1.57
For both the three and six month periods ended June 30, 2007, stock options outstanding to purchase 1,421,490 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For both the three and six month periods ended June 30, 2006, stock options outstanding to purchase 356,120 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

9.	Employee Benefit Plans
Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the six months ended June 30, 2007 and 2006, and Corus does not expect to make any contributions to the plan for the remainder of 2007.
Net periodic benefit cost was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
(in thousands)
Service cost	$275	$325	$550	$650
Interest cost	377	420	754	840
Expected gain on plan assets	(465)	(429)	(929)	(857)
Net amortization and deferral	—	84	—	168

Net Periodic Benefit Cost	$187	$400	$375	$801

10.	Income Taxes
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
Under FIN 48, companies are required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. If a company had an uncertain tax position, the associated liability would be referred to as an unrecognized tax benefit. Corus evaluated its tax positions at December 31, 2006 and June 30, 2007 in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which an unrecognized tax benefit must be recorded. Corus records interest or penalties associated with either uncertain tax positions in accordance with FIN 48 or as the result of an audit by a taxing authority, in income tax expense. Income tax expense for the three and six months ended June 30, 2007 includes $0.2 million of interest associated with an Internal Revenue Service audit. No amounts were paid or accrued for penalties during the three and six months ended June 30, 2007.

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
EXECUTIVE OVERVIEW
As has been widely reported, the United States’ residential housing market continues to see significant weakness. With a loan portfolio consisting primarily of condominium construction and conversion loans, this nationwide slowdown has clearly impacted Corus and its lending business. Evidence of this slowdown can be seen in recent trends in loan originations and loan balances outstanding, as well as credit quality trends. The current quarter’s earnings declined as a result of these adversities, and it would not surprise us to see an even greater impact on earnings over the next several quarters, or even years, depending on when the market improves.
In 2007 we recorded our first charge-off on a condominium loan, but at $15.5 million it is the first really ‘large’ charge-off we have experienced. While this recent charge-off was in some respects disappointing, lending is—by its very nature—a risky business and loan losses are inevitable. Moreover, this charge-off, which was associated with a condominium conversion loan (that is, not a construction loan), must be viewed against the broader perspective of the over $4 billion of condominium conversion loans we have originated over the past several years and, more to the point, the hundreds of millions of dollars of interest income and fees those loans have generated. It is our strong belief that success must be gauged over an entire business cycle — not by looking at just “good” or “bad” years in isolation from one another. In the last ten years, we originated over $15 billion of condominium loans and, thus far, experienced under $16 million of charge-offs associated with those loans. While we are now experiencing problem loans and charge-offs, which may well get worse—if not materially worse—before they improve, any measure of our overall success in the commercial real estate loan business must also take into account our very strong results of the past decade. We believe Corus’ overall success in lending to the commercial real estate market has been outstanding.
With that said, we continue to focus on generating new business. Our list of loans pending stands at a healthy $4.4 billion as of June 30. In addition, our second quarter originations of $624 million were significantly better than first quarter’s results. While our loan originations can be lumpy, we continue to remain optimistic and believe that during the second half of 2007 we can meet or exceed recent loan origination volumes, in part by lowering our pricing to become more competitive.
With regard to the Bank’s loan originations, and how those originations may affect future loan balances, it is important to understand that the vast majority of the bank’s recent originations have been construction loans. Construction loans, by their very nature, fund little (if anything) at origination, and instead are funded over several years as the project is built. The interplay between loan originations, along with the fundings and paydowns/payoffs on outstanding loans is quite complex and inherently very difficult to project. (Please see the Overview section of the Commercial Real Estate portion of this report for further discussion and disclosures on these topics.)
The Company’s recently announced $1.00 per share ‘special’ cash dividend (paid August 1st), in addition to reflecting the Company’s strong financial position, also takes advantage of the current 15% tax rate for individuals on dividend income. Even after payment of the declared special dividend, the holding company will have marketable equity securities and cash of over $275 million that were not encumbered in any way and are “free and clear” to be used for any corporate purpose. Moreover, while the special dividend payment will be made by the holding company (not the Bank), the Bank’s capital position was another critical factor in our thinking. Acknowledging the elevated risk inherent in our focused lending efforts, we consciously operate the Bank at capital levels substantially in excess of the regulatory requirements. The Bank’s capital (simply bank equity plus loan loss reserves) stood at just over $1 billion as of June 30, 2007, substantially above the amount required to meet the regulatory definition of “well capitalized”.

It is unclear at this point what impact, if any, the problems in the home mortgage lending market will have on our condominium business. Corus does not make or purchase any subprime or Alt-A mortgages. In fact, except for de minimus amounts originated several years ago, Corus does not invest directly in any residential home mortgages to individuals. Nor does Corus invest in any pools of residential home mortgages. We understand that the lenders who do make subprime and Alt-A mortgages have tightened their lending criteria. The effect on Corus of the home mortgage lending market issues is indirect: our customers are the condominium developers who sell condominium units to individuals. To the extent that home mortgage lenders cut back on their loans, it is likely that our customers (the condominium developers) may, as a result, lose sales.
In summary, at this point in the housing cycle, we are experiencing a disappointing decrease in origination volume, and a certain, albeit very manageable, degree of problem loans. We anticipate that problem loans could get worse before they get better. Nevertheless, we are bullish that in the long run condominiums and condominium construction will remain a permanent fixture in the U.S. housing market. With the reputation Corus has built as an expert in this niche, with our highly experienced and trained staff, and with our strong balance sheet and income statement, we are well positioned to capitalize on a future housing recovery.
RESULTS OF OPERATIONS
For the three months ended June 30, 2007, net income was $42.4 million, or $0.74 per share on a diluted basis, compared to net income of $47.8 million, or $0.82 per share on a diluted basis, in the same period of 2006. For the six months ended June 30, 2007, net income was $68.8 million, or $1.20 per share on a diluted basis, compared to net income of $91.2 million, or $1.57 per share on a diluted basis, in 2006.
Earnings for the second quarter of 2007 represented annualized returns of 19.8% on average equity and 1.8% on average assets compared to 25.9% and 2.0%, respectively, for the same period in 2006. Earnings for the first six months of 2007 represented annualized returns of 16.1% on average equity and 1.4% on average assets compared to 25.3% and 2.0%, respectively, for the same period in 2006.
Net Interest Income and Net Interest Margin
Net interest income, which is the difference between interest income and fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.
For the three and six months ended June 30, 2007, Corus’ net interest income decreased to $78.0 million and $153.3 million, respectively, from $85.9 million and $169.7 million for the same periods in 2006. The decline is primarily attributable to the overall decline in average loans outstanding, Corus’ highest yielding asset (discussed in more detail below).
Changes in loan fee income, a component of interest income, also impacted year-over-year fluctuations in net interest income. Loan fee income for the second quarter of 2007 was supported by $4.5 million in prepayment penalties. As a result, loan fee income for the second quarter of 2007 was relatively flat at $23.4 million compared to $23.6 million in the second quarter of 2006. For the year-to-date period, loan fee income declined to $43.9 million for 2007 compared to $48.2 million in 2006.
The NIM for the three and six months ended June 30, 2007 was 3.28% and 3.19%, respectively, a decrease of 44 and 61 basis points from the respective periods ended June 30, 2006. Corus’ NIM is impacted by numerous factors. The most significant factor affecting Corus’ NIM over the past several years has been the interplay between the changes in outstanding loan balances, Corus’ highest yielding asset, compared to the growth in interest-bearing liabilities, generally deposits. Average loan balances, compared to comparable periods in 2006, declined in both the quarter and year-to-date periods ended June 30, 2007, while deposits increased over the same periods. The net increase in funds was invested in Liquidity Management Assets (high quality short-term securities), which earn a yield roughly equivalent to the yields paid on deposits, resulting in downward pressure on the NIM.
Another factor impacting the NIM is the recent increase in nonaccrual loans. Corus’ policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to the ultimate collectibility of interest or principal, or in certain circumstances when the loan is past due over 90 days. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. For the quarter and six months ended June 30, 2007, Corus recognized income of $1.4 million and $2.6 million, respectively, from nonaccrual loans. Had the loans been accruing fully in 2007, the NIM for the quarter and six months ended June 30, 2007 would have increased by 15 bp and 12 bp, respectively. (See the “Nonaccrual, Past Due, OREO and Restructured Loans” section for further discussion and details).

Finally, another factor, although far less significant than the above factors, impacting the NIM is the change in short-term interest rates. The vast majority of the Bank’s assets are floating rate, generally based on short-term interest rates, and reset quarterly. The Bank’s liabilities are very similar in nature, with the exception of demand deposits, which are effectively fixed at a zero percent interest rate, and “administered-rate” deposits (e.g., NOW and Savings accounts). The remaining component is shareholders’ equity. From an accounting perspective, equity “acts” as zero percent fixed-rate funding. The combination of shareholders’ equity, along with the demand and administered-rate deposits, is substantially greater than the Bank’s few long-term fixed-rate or noninterest-earning assets. As a result, during times of changing short-term interest rates more of Corus’ assets reprice than do its liabilities. This is commonly referred to as being “asset sensitive” and, all else being equal, aids NIM during periods of increasing interest rates.
See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended June 30
	2007			2006
		Interest,			Interest,
	Average	Fees, and	Yield/	Average	Fees, and	Yield/
(in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$5,461,842	$71,373	5.23%	$4,474,598	$52,845	4.72%
Common stocks (2)	200,223	2,285	4.56%	191,968	2,214	4.61%
Nonaccrual loans	207,029	1,430	2.76%	—	—	0.00%
Loans, net of unearned income (3)	3,709,943	112,766	12.16%	4,638,981	127,330	10.98%

Total earning assets	9,579,037	187,854	7.84%	9,305,547	182,389	7.84%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	72,205			89,637
Allowance for loan losses	(45,465)			(42,666)
Premises and equipment, net	27,132			26,900
Other real estate owned	9,052			—
Other assets, including goodwill	36,311			42,220

Total Assets	$9,678,272			$9,421,638

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,705,613	$75,811	5.31%	$5,240,098	$60,748	4.64%
Money market deposits	1,664,838	19,343	4.65%	1,845,501	21,201	4.60%
NOW deposits	271,961	1,590	2.34%	308,145	1,904	2.47%
Brokered certificates of deposit	243,174	3,533	5.81%	329,903	4,549	5.52%
Savings deposits	126,018	157	0.50%	145,275	180	0.50%

Total interest-bearing deposits	8,011,604	100,434	5.01%	7,868,922	88,582	4.50%
Long-term debt — subordinated debentures	384,934	7,489	7.78%	384,028	7,110	7.41%
Other borrowings (4)	71,626	1,296	7.24%	5,826	149	NM

Total interest-bearing liabilities	8,468,164	109,219	5.16%	8,258,776	95,841	4.64%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	271,995			308,770
Other liabilities	80,548			116,974
Shareholders’ Equity	857,565			737,118

Total Liabilities and Shareholders’ Equity	$9,678,272			$9,421,638

Interest income and loan fees/average earning assets	$9,579,037	$187,854	7.84%	$9,305,547	$182,389	7.84%
Interest expense/average interest-bearing liabilities	$8,468,164	109,219	5.16%	$8,258,776	95,841	4.64%

Net interest spread		$78,635	2.68%		$86,548	3.20%

Net interest margin			3.28%			3.72%

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Liquidity management assets include federal funds sold and securities other than common stocks.

Interest income on securities includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $625,000 and $606,000 for 2007 and 2006, respectively.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(4)	Other borrowings may include Federal funds purchased.

Average Balance Sheets and Net Interest Margin

	Six Months Ended June 30
	2007			2006
		Interest,			Interest,
	Average	Fees, and	Yield/	Average	Fees, and	Yield/
(in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$5,492,848	$142,967	5.21%	$4,195,852	$94,906	4.52%
Common stocks (2)	206,337	4,566	4.43%	189,574	5,122	5.40%
Nonaccrual loans	171,003	2,570	3.01%	—	—
Loans, net of unearned income (3)	3,808,033	225,343	11.84%	4,625,335	249,999	10.81%

Total earning assets	9,678,221	375,446	7.76%	9,010,761	350,027	7.77%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	79,397			103,833
Allowance for loan losses	(45,458)			(41,328)
Premises and equipment, net	27,236			26,738
Other real estate owned	8,747			—
Other assets, including goodwill	39,171			40,007

Total Assets	$9,787,314			$9,140,011

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,792,752	$153,034	5.28%	$4,999,077	$111,518	4.46%
Money market deposits	1,680,690	39,751	4.73%	1,804,319	40,175	4.45%
NOW deposits	276,255	3,328	2.41%	313,334	3,763	2.40%
Brokered certificates of deposit	256,088	7,387	5.77%	349,831	9,155	5.23%
Savings deposits	127,457	313	0.49%	147,615	363	0.49%

Total interest-bearing deposits	8,133,242	203,813	5.01%	7,614,176	164,974	4.33%
Long-term debt — subordinated debentures	384,484	14,886	7.74%	371,639	13,368	7.19%
Other borrowings (4)	61,237	2,201	7.19%	13,136	501	7.63%

Total interest-bearing liabilities	8,578,963	220,900	5.15%	7,998,951	178,843	4.47%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	275,671			313,121
Other liabilities	79,518			108,658
Shareholders’ Equity	853,162			719,281

Total Liabilities and Shareholders’ Equity	$9,787,314			$9,140,011

Interest income and loan fees/average earning assets	$9,678,221	$375,446	7.76%	$9,010,761	$350,027	7.77%
Interest expense/average interest-bearing liabilities	$8,578,963	220,900	5.15%	$7,998,951	178,843	4.47%

Net interest spread		$154,546	2.61%		$171,184	3.30%

Net interest margin			3.19%			3.80%

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Liquidity management assets include federal funds sold and securities other than common stocks.

Interest income on securities includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $1.3 million and $1.4 million for 2007 and 2006, respectively.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(4)	Other borrowings may include Federal funds purchased.

Noninterest Income
Noninterest income consists primarily of service charge income and gains or losses from investment security transactions. For the three and six months ended June 30, 2007, the fluctuations compared to 2006 were largely due to security gains and losses as detailed below.
Securities Gains/(Losses), net
The following details the net securities gains/(losses) by source for the three- and six-month periods ended June 30, 2007 and June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006

Gains on common stocks (cash transactions)	$13,025	$—	$13,025	$—
Charge for “other than temporary” impairment	—	—	(15,253)	(543)

Total securities gains/(losses), net	$13,025	$—	$(2,228)	$(543)

During the second quarter of 2007, Corus liquidated its entire investment in Fremont General Corporation (“Fremont”) resulting in a gain for the quarter of $13.0 million. Importantly though, the current quarter gain was preceded by a $15.3 million write down of the same investment in the first quarter of 2007 and write downs in 2006 of $1.5 million. These charges were recorded in accordance with the accounting guidelines known as “Other-Than-Temporary” impairment. During the second quarter of 2007, the market price of the investment rose briefly and Corus opportunistically sold its entire investment, resulting in the gain. The net of these gains and losses, reported across both 2006 and 2007, was a loss of $3.7 million (which does not include dividends received while the Fremont shares were owned).
Noninterest Expense
For the three and six months ended June 30, 2007, noninterest expense increased by $0.5 million, or 3%, and $1.1 million, or 3%, respectively, as compared to the three and six months ended June 30, 2006.
The most significant increases resulted from costs associated with problem loans where the Company has either completed foreclosure proceedings (other real estate owned) or is in the process of foreclosing (costs we refer to as protective advances). These costs totaled $0.7 million and $1.8 million in the three- and six-month periods ended June 30, 2007. While there are various expenses associated with these properties, real estate taxes and insurance have thus far comprised the majority of the cost. Please see the section titled “Nonaccrual, Past Due, OREO and Restructured Loans” for further discussion.
Offsetting the increases in costs associated with foreclosures was a decline in compensation expense. The decline is primarily driven by lower accruals for the Commission Program for Commercial Loan Officers (the “CLO Program”). The CLO Program rewards commercial loan officers for originating new loans and the size of the commissions is based on the amount of interest and fees earned on those loans. Management is anticipating that amounts earned under the CLO Program will decline in 2007.
Corus’ deposit insurance expense, which totaled $0.3 million during the second quarter, will be increasing beginning in the third quarter due to recent deposit insurance reform legislation. While the FDIC is allowing financial institutions a one-time credit to be used against the insurance increases, the Company estimates that its credit will be exhausted early in the third quarter of 2007 (certain items are not eligible for the credit). As a result, expenses for deposit insurance are expected to increase to about $1.4 million for the third quarter of 2007 and slightly more for the fourth quarter of 2007, as compared to deposit insurance expense of about $0.3 million during each of the comparable quarters during 2006.
The banking industry uses a standard known as the “efficiency ratio” to measure a bank’s operational efficiency. Unlike most other measures, lower is better. The efficiency ratio is simply noninterest expense, less goodwill amortization, divided by the sum of net interest income and noninterest income (excluding securities gains and losses). Corus’ efficiency ratios were among the very best in the banking industry at 20.8% and 21.6% for the three and six months ended June 30, 2007, respectively, and 18.3% and 18.9% for the same periods ended June 30, 2006.

FINANCIAL CONDITION
Common Stock Portfolio
At June 30, 2007, Corus held investments in the common stocks of 17 financial industry companies valued at $183.9 million, including net unrealized gains of $81.5 million. The following is a list of Corus’ holdings as of June 30, 2007:

		Market	Percentage of
Corporation	Shares Held	Value	Portfolio
(dollars in thousands)
Amcore Financial Inc.	69,100	$2,003	1.1%
Associated Banc Corp.	121,179	3,962	2.2
Bank of America Corp.	670,594	32,785	17.8
Bank of NY Co.	100,000	4,144	2.3
Citigroup Inc.	225,000	11,540	6.3
Comerica Inc.	264,300	15,718	8.5
Compass Bancshares Inc.	108,750	7,502	4.1
Discover Financial Services	41,000	1,168	0.6
JP Morgan Chase & Co.	500,864	24,267	13.2
MAF Bancorp Inc.	204,850	11,115	6.0
Merrill Lynch & Co. Inc.	132,000	11,033	6.0
Morgan Stanley Dean Witter & Co.	82,000	5,710	3.1
National City Corp.	74,520	2,483	1.4
Regions Financial Corp.	515,154	17,052	9.3
SunTrust Banks Inc.	48,000	4,116	2.2
US Bancorp	268,870	8,859	4.8
Wachovia Corp.	398,191	20,407	11.1

Total		$183,864	100.0%

During the three and six months ended June 30, 2007, Corus received dividends on the stock portfolio of $1.7 million and $3.3 million, respectively, compared to $1.6 million and $3.7 million during the same periods of 2006.
Securities Other Than Common Stocks
At June 30, 2007, available-for-sale securities other than common stocks increased to $5.0 billion, from $4.4 billion at June 30, 2006, due mainly to increases in short-term U.S. Government and agency notes. As of June 30, 2007, nearly the entire available-for-sale portfolio was scheduled to mature within six (6) months.
Almost the entire investment portfolio is comprised of U.S. Government agency securities, virtually all of which have original maturities of one year or less. As is the case with most securities with original maturities one year or less, they are sold at a discount to the value at maturity (Treasury securities with original maturities of one year or less are sold this same way). From an economic perspective, the interest on these securities is not “earned” at maturity, but rather over the life of the investment. The accounting rules reflect this logic and, therefore, call for this income to be recognized over the life of the investment (termed “accretion”). During the six months ended June 30, 2007, the Company earned $133.9 million of interest income from the investment portfolio, of which $124.1 million came from accretion related to the discount securities. By comparison, during the six months ended June 30, 2006, the Company earned $86.0 million of interest income from the investment portfolio, of which $74.8 million came from accretion.

Loan Portfolio
The following table details the composition of Corus’ outstanding loans:

	Outstanding Loan Balances
	June 30, 2007		December 31, 2006		June 30, 2006
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate:
Condominium:
Construction	$2,948	74%	$2,615	63%	$2,311	51%
Conversion	780	19	1,288	31	1,692	38

Total condominium	3,728	93	3,903	94	4,003	89
Other commercial real estate:
Construction	179	4	151	3	232	5
Non-construction	47	1	21	1	176	4

Total commercial real estate	3,954	98	4,075	98	4,411	98
Commercial	34	1	42	1	59	1
Residential real estate and other	21	1	25	1	29	1

Loans, net of unearned income	$4,009	100%	$4,142	100%	$4,499	100%

Mezzanine loans included in total commercial real estate	$211		$196		$142
Commercial Real Estate Lending
Overview
During the past few years, Corus’ lending has focused almost exclusively on condominium projects. These projects include both construction of new buildings and conversion of existing apartments. Corus’ loans are collateralized by the underlying property and are almost always variable rate. As of June 30, 2007, 95% of Corus’ commercial real estate loans were variable rate, the vast majority tied to 3-month LIBOR and resetting quarterly. While Corus generally provides only senior debt, in some cases Corus will provide mezzanine financing as well. Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and also tend to be fixed rate), but also carry additional risk.
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
Originations — The residential housing market, including the condominium market, went through a boom cycle during the late 1990s and in the early years of this decade. However, beginning in early 2006, this cycle began to wane and loan origination volume began to slow. In recent months, the slowdown has become somewhat more dramatic, and we do not anticipate a material improvement in the housing market, and thereby in the prospects for increased new condominium construction, for the rest of this calendar year.
In the second quarter of 2007, the Bank originated $624 million of commercial real estate loans, essentially all condominium construction loans (see Originations table — page 19). While a significant increase from the $321 million originated during the first quarter of 2007, it is well below the $991 million originated during the fourth quarter of 2006. These wide fluctuations highlight that our originations tend to be lumpy, as well as why originations in any individual quarter may not be a good indicator of the direction of our business and why predicting future loan origination volume is also very difficult. Large construction loans can sometimes close quickly, but sometimes take many months from application to loan closing.
Viewed against the broader backdrop, loan originations have clearly slowed from the pace set during the past few years. With that said, management remains optimistic that during the second half of 2007 we can meet or exceed recent loan origination volumes, in part by lowering our pricing to become more competitive. Condominium construction continues nationwide, and we plan on continuing to actively pursue this business.

Loan Balances - Future loan balances are also inherently difficult to predict. Loan balances result from the complex interplay of originations, funding of construction loans, the paydown of loans from the sales of condominium units, and the payoff of loans due to refinancing, collateral sales or otherwise. Once originated, construction loan commitments will generally fund over 18 to 30 months. This is perhaps the easiest piece of the puzzle to size up, though clearly includes a level of uncertainty. It is far more difficult to forecast the pace of condominium sales and the resulting loan paydowns.
Future Paydowns from Condominium Sales - Lower paydowns from fewer project completions is a timing issue, and does not, in and of itself, raise credit concerns. On the other hand, lower paydowns due to weak sales is a very different dynamic. We expect there to be more project completions in the coming quarter, and we will closely monitor how successful our borrowers are at selling their completed inventory of condominiums.
If condominium markets nationwide remain weak, we anticipate that condominium sales in many projects may be inadequate to retire our loan in full. It is critical to understand how the risk profiles of our first mortgage secured loans evolve as units are sold. Generally speaking, once the developer has sold 40% to 60% of a project’s inventory of condominiums at prices at or around the originally projected prices, our loans are generally safe (the bank receives virtually all of the net proceeds from these sales). Further, the sale of 60% to 70% of the units at the originally projected prices is typically sufficient to pay us down to a nominal, and extremely safe, balance (if not in fact pay us off in full). Quite frequently, after 40% to 60% of a project’s condominiums are sold, the trailing balance of our loan may pay off very slowly. Such balances are highly desirable, being both safe and lucrative, and they might help us partially offset lower origination volume. This situation may not be so desirable for our borrowers or other financial sponsors, who might find it necessary to invest substantial sums to carry the project to full sellout. However, it is not necessarily bad for us.
If very few of a construction project’s condominiums are sold, our trailing exposure might be far more than we desire. As of June 30, 2007, we have not identified any condominium construction loans that failed to sell to a degree that we feel our loan is in danger. Of course, that could change in the future. On the other hand, we do have several condominium conversion loans that are concerning due to their failure to sell, one of which we recently foreclosed on.
Personnel
Assessing risk is as much an art as it is a science. In that regard, an experienced and highly capable loan officer group is critical to the Company’s success. Corus currently has 20 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company over 5 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. Furthermore, Corus has been particularly successful in retaining key talent in the commercial lending group, evidenced by zero turnover in the last five years.
Robert J. Glickman (Chief Executive Officer), Michael G. Stein (Executive Vice President — Commercial Lending), and Timothy J. Stodder (Senior Vice President — Commercial Lending) are deeply involved in every major aspect of the lending process. This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans. Corus is able to maintain this level of executive attention by focusing on larger transactions.
Incentive Compensation — A significant portion of commercial loan officer compensation is based on amounts earned from the Commission Program for Commercial Loan Officers (the “CLO Program”). The CLO Program has been devised to compensate officers for successfully originating a loan, earning an acceptable interest spread over the term of the loan, and ultimately collecting all amounts in full. Management believes the program motivates officers to make safe loans and aligns the officers’ goals with the Company’s interests.

Commercial Real Estate Loan Portfolio — Unfunded Commitments
In addition to funded amounts, Corus also has significant commitments to fund additional amounts almost entirely related to unfunded amounts under construction loans.

	Commercial Real Estate Loans - Unfunded Commitments
	June 30, 2007		December 31, 2006		June 30, 2006
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Loans — unfunded portion	$3,573	88%	$4,217	98%	$3,776	86%
Commitment letters (1)	504	12	65	2	608	14
Letters of credit	1	—	2	—	3	—

Total	$4,078	100%	$4,284	100%	$4,387	100%

(1)
Commitment letters are pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table of this report, included in the amounts labeled as Commitments Accepted and Commitments Offered .

Commercial Real Estate Loan Portfolio — Total Commitments
Including unfunded commitments, the commercial real estate loan portfolio totals $8.0 billion as of June 30, 2007, as detailed below:

	Total Commercial Real Estate Loan Commitments
	(outstanding balances + unfunded commitments)
	June 30, 2007		December 31, 2006		June 30, 2006
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Condominium:
Construction	$6,829	85%	$6,566	79%	$6,224	71%
Conversion	812	10	1,376	16	1,860	21

Total condominium	7,641	95	7,942	95	8,084	92
Other commercial real estate:
Construction	344	4	395	5	523	6
Non-construction	47	1	22	—	191	2

Total commercial real estate	$8,032	100%	$8,359	100%	$8,798	100%

Originations
An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded). Construction loan funds are rarely drawn by the borrower at the closing but rather over an extended period of time as the project is built. In contrast, conversion loans are largely funded at the time of closing.

	Originations (1)
	2007		2006				2005
(in millions)	2Q	1Q	4Q	3Q	2Q	1Q	4Q	3Q

Condominium:
Construction	$622	$307	$950	$855	$737	$713	$327	$692
Conversion	2	4	39	7	10	490	655	740

Total condominium	624	311	989	862	747	1,203	982	1,432
Other commercial real estate:
Construction	—	10	2	—	—	110	13	37
Non-construction	—	—	—	—	—	—	—	95

Total commercial real estate	$624	$321	$991	$862	$747	$1,313	$995	$1,564

(1)	Includes commitment increases to existing loans
Paydowns/Payoffs
Loan paydowns and payoffs were $617 million during the second quarter of 2007, down from $939 million during the first quarter of this year and $911 million in the second quarter of 2006. On a year-to-date basis, 2007 paydowns of $1.6 billion were comparable to the $1.7 billion during the same period in 2006. These amounts can fluctuate considerably from period to period and are inherently difficult to predict.
Commercial Real Estate Loan Portfolio By Size

	As of June 30, 2007
	# of	Total Commitment (1)		Funded Balance
(dollars in millions)	Loans	Amount	%	Amount	%

$180 million and above	2	$371	5%	$29	1%
$140 million to $180 million	12	1,805	22	743	19
$100 million to $140 million	15	1,835	23	626	16
$60 million to $100 million	23	1,757	22	937	24
$20 million to $60 million	46	1,762	22	1,204	30
$1 million to $20 million	49	492	6	406	10
Loans less than $1 million	NM	10	—	9	—

Total	147	$8,032	100%	$3,954	100%

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

Commercial Real Estate Loan Portfolio By Property Type

	As of June 30, 2007
	# of	Total Commitment (1)		Funded Balance
(dollars in millions)	Loans	Amount	%	Amount	%

Condominium:
Construction	94	$6,829	85%	$2,948	75%
Conversion	41	812	10	780	20

Total condominium	135	7,641	95	3,728	95
Office	2	150	2	100	2
Hotel	2	128	2	35	1
Rental apartment	4	74	1	56	1
Other	4	29	—	26	1
Loans less than $1 million	NM	10	—	9	—

Total	147	$8,032	100%	$3,954	100%

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.
Rental apartment includes one conversion loan and one construction loan that were previously classified as condominium loans. For the conversion loan (outstanding balance and total commitment of $33.3 million as of June 30, 2007), the borrower has opted not to convert the property based on the weakness of the local condominium market and will retain the collateral as an apartment building. As a result of a principal reduction from additional equity and a new appraisal of the collateral as an apartment project, the Company believes it is adequately secured at this point in time.
For the construction loan (outstanding balance of $19.5 million and total commitment of $36.7 million as of June 30, 2007), the borrower entered into negotiations to sell the collateral as an apartment project based on the strength of the local apartment market. Since no agreement has yet been executed, it remains uncertain whether the borrower’s ultimate strategy for disposition will be to sell the entire building for use as apartments or sell the individual units as condominiums. The Company believes it is well secured by either exit strategy. As of June 30, 2007, neither loan was classified as nonaccrual.
Separately, during the second quarter of 2007, the Company received full repayment for two loans that had previously been reclassified as rental apartments (Corus had disclosed in its Form 10-Q for the period ended March 31, 2007 that the borrowers were negotiating the sale of the properties as apartment buildings).

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	As of June 30, 2007
	# of	Total Commitment (1)		Funded Balance
(dollars in millions)	Loans	Amount	%	Amount	%

Florida:
Miami/Southeast Florida	23	$2,025	25%	$1,037	26%
Tampa	4	148	2	146	4
Orlando	6	97	1	89	2
Other Florida	7	407	5	264	7

Florida Total	40	2,677	33	1,536	39
California:
Los Angeles	16	926	12	232	6
San Diego	11	434	5	355	9
San Francisco	2	77	1	60	2
Sacramento	2	62	1	56	1

California Total	31	1,499	19	703	18
Las Vegas	7	688	9	427	11
Atlanta	12	624	8	162	4
Washington, D.C.(2)	10	466	6	314	8
Chicago	8	406	5	150	4
New York City	8	325	4	173	4
Phoenix/Scottsdale	8	215	3	128	3
Other (3)	23	1,122	13	352	9
Loans less than $1 million	NM	10	—	9	—

Total	147	$8,032	100%	$3,954	100%

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)	Includes northern Virginia and Maryland loans.

(3)	No other metropolitan area exceeds three percent of the total.

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

	Commercial Real Estate Loans Pending
	June 30, 2007		December 31, 2006		June 30, 2006
	# of		# of		# of
(dollars in millions)	Loans	Amount	Loans	Amount	Loans	Amount

Commitment Accepted (1)	2	$224	—	$—	5	$502
Commitment Offered (1)	4	303	1	65	1	139
Application Received	6	524	11	1,003	11	1,280
Application Sent Out	6	669	4	254	9	972
Term Sheet Issued	29	2,725	29	2,625	40	3,676

Total	47	$4,445	45	$3,947	66	$6,569

Condominium:
Construction	46	$4,340	40	$3,561	62	$6,329
Conversion	—	—	2	152	4	240

Total condominium	46	4,340	42	3,713	66	6,569
Other commercial real estate	1	105	3	234	—	—

Total	47	$4,445	45	$3,947	66	$6,569

(1)	These amounts are also included in the Total Commercial Real Estate Loan Commitments table in this report.
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
Conversion Loans
At this point, most of our problem loans are concentrated in the condominium conversion loan portfolio. As of June 30, 2007, we had 41 condominium conversion loans with commitments totaling $812 million. While we continue to focus on these loans, we have seen many instances where either the borrower or a mezzanine lender subordinate to us has supported problem loans with substantial amounts of additional cash in order to carry the project. However, since most of our loans are non-recourse, past financial support is no guarantee of future support, particularly if the market weakens further.
For those problem loans where the borrower or mezzanine lender chooses not to take the necessary steps to resolve issues, we will not hesitate to foreclose. In fact, we recently completed foreclosing on the asset securing one such loan (the source of the $13.3 million charge-off during the second quarter, discussed further below). At this time, we do not have any other foreclosures underway, but that could change in the future. Keep in mind that these are all real estate secured loans, so only some portion of the loan is at risk. When originating these loans we focused on relatively new, well-located apartment projects.

Construction Loans
In our construction portfolio, problems can be broken down into three categories: (1) deals where construction is at risk of coming to a halt; (2) deals where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) deals where construction is complete, but either (a) sales are weak to the point where our loan appears to be partially at risk, or (b) pre-sale buyers walk away from their contracts.
As of June 30, 2007, there is only one loan in our portfolio where construction problems put completion of the project in doubt. However, the completion guarantors (a topic discussed shortly below) have shown material support for that deal, and we are hopeful that the problems will be resolved in the coming months. As for uncovered cost overruns, there are several loans that have experienced that problem. The Bank’s position is that construction must be completed, since a partially completed building is of little value. In many cases, we have agreed to provide additional funds to the borrower to enable them to complete the project. As a result, our exposure in those projects is slightly higher than we originally anticipated, but that is one of the risks that we underwrite from the outset, and one of the reasons our initial loan exposures target approximately 55% to 65% of gross sellout value (i.e., the originally projected sales prices of the condominium units, before associated selling costs). That gives us leeway to absorb some degree of increased exposure.
The final source of risk, deals where construction is complete but weak sales or cancelled contracts put our loan at risk, has not yet materialized in any meaningful way. In the long term, we believe this to be our biggest source of potential risk. We believe construction coming to a halt will remain an isolated and non-systemic problem. Cost overruns do not radically change the nature of risk in our portfolio.
If, however, the market deteriorates to the point where a material number of large condominium projects are complete and there are no buyers willing to close on the units at the borrowers’ asking prices, we will likely see a material increase in our problem loans. Today that is not a severe problem. In several cases, borrowers who failed to sell enough condominiums to make a condominium exit viable have negotiated the sale of the asset as apartments at a price more than adequate to pay us off. In some other cases, enough units closed and generated paydowns such that our remaining loan exposure is well secured by the remaining, slow-to-sell inventory. But absorption risk remains an issue we consider extensively.
Absorption risk is particularly important in Florida, which is a “pre-sale” market. One of the main factors in much of our underwriting was the existence and strength of pre-sale contracts. Generally, the sales contracts in Florida require a non-refundable earnest money deposit of 20% of the purchase price. Las Vegas, another significant market for Corus, is also a pre-sale market, and most of our construction deals there involved deposits of up to 15%. While other markets have pre-sales, the practice is either not pervasive or the deposit percentages are not material. If a condominium buyer does not close on their unit, they will lose their deposit. Unit buyers might allege delays, unauthorized changes in the condominium itself, or other claims, in their attempt to void contracts and get deposits back. Whether or not such arguments are successful will remain to be seen.
A surge in buyer cancellations could be especially painful for Corus, particularly if a substantial percentage of a given project’s pre-sale buyers did not close. In other markets where pre-sales are not so prevalent, our problem scenario would be failure to sell the units altogether, rather than seeing pre-sale buyers renege. It is important to remember though that, as mentioned earlier in this report, once the developer has sold 40% to 60% of a project’s inventory of condominiums at prices at or around the originally projected prices, our loans are generally safe.
Guarantees
Most (but not all) of the Bank’s lending is done on a non-recourse basis, meaning the loan is secured by the real estate without further benefit of payment guarantees from borrowers. However, the Bank routinely receives guarantees of completion and guarantees that address “bad acts.” These various guarantees can be described as follows:
Payment Guarantees - Guarantor guarantees repayment of principal and interest. Often there might be limitations on the guaranteed amounts, and guarantors vary dramatically in their financial strength and liquidity. Overall, however, these guarantees would protect the Bank to a certain degree even if the sale proceeds from the asset are insufficient to repay the loan in full. The Bank does negotiate for and receive repayment guarantees in certain situations, but the vast majority of the Bank’s lending activity is done without repayment guarantees.

Completion Guarantees (For Construction Loans) - Guarantor guarantees to pay for costs necessary to complete the asset, to the extent such costs exceed the original budget. Upon completion of the asset, and provided there are no construction liens filed by contractors, such guarantees typically lapse. These guarantees do not protect the Bank from decreases in collateral value. They do help ensure that the Bank’s exposure in a bad deal (or any deal for that matter) is not higher than originally expected. Again, there are vast differences in the financial strength of completion guarantors, and in certain (relatively infrequent) circumstances, the Bank agrees to limits on, or even does without, completion guarantees. Overall, however, the Bank views completion guarantees from capable guarantors as a very important part of the underwriting process.
Bad Act Guarantees - Guarantor guarantees repayment of losses incurred by the Bank in the event borrower commits fraud, negligence, or a wide variety of other “bad acts.” The scope of bad acts is often heavily negotiated. Very often it is defined to include bankruptcy filings, in which case Bad Act guarantees can help ensure that the Bank takes control of assets securing bad loans in a timely manner.
Asset Quality Measures

	As of June 30
(Dollars in thousands)	2007	2006

Allowance for Loan Losses	$47,783	$42,186
Allowance for Loan Losses / Total Loans	1.19%	0.94%
Liability for Credit Commitment Losses	$5,500	$5,500
Nonaccrual and Loans 90 days or more past due (NPLs) (1)	$201,613	$620
Other Real Estate Owned (OREO) (1)	$40,387	$—
Total Nonperforming Assets (NPLs + OREO) (1)	$242,000	$620
NPLs / Total Loans	5.03%	0.01%
Troubled Debt Restructurings (2)	$30,213	$—

(1)	See the Nonaccrual, Past Due, OREO and Restructured Loans section for additional details

(2)	To the extent not included in nonaccrual or 90 days or more past due
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
In accordance with the methodology discussed above, the Company recorded provisions for credit losses of $17.5 million and $3.0 million in the first six months of 2007 and 2006, respectively. Of the $17.5 million, $12.0 million was booked in the second quarter of 2007. No provision was recorded during the second quarter of 2006.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2007	2006	2007	2006

Balance at beginning of period	$54,424	$48,046	$50,793	$44,740
Provision for credit losses	12,000	—	17,500	3,000
Charge-offs:
Commercial real estate:
Condominium:
Construction	—	—	—	—
Conversion	(13,344)	—	(15,476)	—

Total condominium	(13,344)	—	(15,476)	—
Other commercial real estate	—	—	—	—
Commercial	—	(574)	—	(574)
Residential real estate and other	(4)	(70)	(23)	(90)

Total Charge-Offs	(13,348)	(644)	(15,499)	(664)

Recoveries:
Commercial real estate	—	—	—	—
Commercial	—	—	2	—
Residential real estate and other	207	284	487	610

Total Recoveries	207	284	489	610

Balance at June 30	$53,283	$47,686	$53,283	$47,686

During the second quarter of 2007, in connection with the foreclosure of a condominium conversion loan in Naples, Florida, Corus incurred a charge-off of $13.3 million. Including the first quarter charge-off of $2.2 million, Corus charged off a total of $15.5 million related to this loan. Upon foreclosure, the asset was transferred to Other Real Estate Owned (see below).
The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	June 30	December 31	June 30
(in thousands)	2007	2006	2006

Allowance for Loan Losses	$47,783	$45,293	$42,186
Liability for Credit Commitment Losses (1)	5,500	5,500	5,500

Total	$53,283	$50,793	$47,686

(1)	Included as a component of other liabilities

Commercial Real Estate Loan Charge-off History

(in thousands)	Charge-offs
Period	Condo	Other CRE	Total
2007 (YTD June 30, 2007)	$15,476	$0	$15,476
2006	0	1,512	1,512
2005	0	0	0
2004	0	0	0
2003	0	0	0
2002	0	0	0
2001	0	0	0
2000	0	0	0
1999	0	61	61
1998	0	18	18

Total Charge-offs	$15,476	$1,591	$17,067

While Corus’ long-term loss history on commercial real estate lending has been quite impressive, that history corresponded to a favorable period of minimal losses for the banking industry. The favorable results of that period were undoubtedly in part a reflection of what was generally a very strong residential housing market across much of the country. The housing market though has now been showing broad-based signs of weakness for the past year or more. That weakness is clearly placing meaningful stress on a number of Corus’ condominium loans, as evidenced by the recent increases in nonaccrual and otherwise nonperforming loans (as discussed throughout this document). As a result, it is quite possible that Corus may experience significant charge-offs in the coming year(s). With that said, predicting the amount and/or timing of charge-offs is extremely difficult — any such estimate would hinge on making assumptions regarding, among other things, the future strength of the U.S. economy, future interest rates (all else being equal, higher interest rates will have a damping effect on housing prices), and market perceptions (which can drive behavior as much as any fundamental attributes).
It is Corus’ strong belief that the measure of any company’s success must be done over an entire business cycle, and not by looking at just “good” or “bad” years in isolation from one another. Since 1998, Corus originated $20 billion in commercial real estate loans and, until recently, had zero charge-offs. While we are now experiencing problem loans and charge-offs, issues which may well get worse — if not materially worse — before they improve, we believe any measure of our overall success in the commercial real estate loan business must also take into account our very strong results of the past decade.

Nonaccrual, Past Due, OREO and Restructured Loans

	June 30	December 31	June 30
(in thousands)	2007	2006	2006

Nonaccrual	$200,972	$72,542	$71
Loans 90 days or more past due	641	34,365	549

Total Nonperforming Loans	$201,613	$106,907	$620
Other real estate owned (“OREO”)	40,387	8,439	—

Total Nonperforming Assets	$242,000	$115,346	$620

Troubled debt restructurings *	$30,213	$—	$—

*	To the extent not included in either nonaccrual or loans 90 days or more past due
Nonaccrual loans at June 30, 2007 include four condominium conversion loans. The underlying properties are located in San Diego, Phoenix, and two on the Gulf coast of Florida. Loans past due 90 days or more at June 30, 2007 relates to a variety of consumer loans. The amounts listed as 90 days or more past due as of December 31, 2006, were largely paid off in full.
In many cases where a condominium project is not performing as well as we (or the borrower) would like, the borrower, or a mezzanine lender subordinate to Corus, has supported the loan with additional equity. These additional equity contributions have come in many forms, including cash payments that have been used to keep a loan current or, in the case of a delinquent loan, bring it current. As a result of such payments, all of the loans listed as nonaccrual as of June 30, 2007 were actually “current” relative to principal and interest as of quarter-end.
Payments received from borrowers on nonaccrual loans can, under certain conditions, be recognized as interest income. During the three and six months ended June 30, 2007, cash payments on nonaccrual loans recognized as interest income totaled $1.4 million and $2.6 million, respectively. Foregone interest, which is contractual interest not recorded due to the nonaccrual status of loans, totaled $3.5 million and $5.7 million for the three and six months ended June 30, 2007, respectively. The foregone interest is attributable primarily to two items. First, no income was recognized on the condominium conversion loan that was ultimately transferred to OREO in the second quarter of 2007 (see below). Second, interest payments received on one nonaccrual loan, which kept the loan “current”, were applied to principal (not interest).
Other real estate owned (“OREO”) consists of two properties. The first property is an office building located in the suburbs of Chicago which Corus took possession of in December, 2006. In the second quarter of 2007 Corus foreclosed on a condominium conversion loan. The property is located in Naples, Florida and is currently being operated as an apartment complex. In connection with the foreclosure, Corus charged off $13.3 million in the second quarter of 2007, prior to transferring the property to OREO. Including the first quarter charge-off of $2.2 million, Corus charged off a total of $15.5 million related to this loan. Management is currently assessing its options with respect to these properties.
As of June 30, 2007, Corus had one condominium construction loan classified as a troubled debt restructuring (“TDR”) not included above in nonaccrual or 90 days past due. The loan had an outstanding balance of $30.2 million at June 30, 2007 and a total commitment of $44.5 million. Loans are classified as TDR when management grants, for economic or legal reasons related to the borrower’s financial condition, concessions to the borrower that management would not otherwise consider. A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan. However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve.

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
As of June 30, 2007 Corus has three condominium construction loans, all located in southeastern Florida, which management considers to be Potential Problem Loans. As of June 30, 2007, the three loans have an aggregate outstanding balance of $90.7 million and a total commitment of $137.5 million.
All three of these loans were reported as Potential Problem Loans in the Company’s Form 10-Q filing for the period ended March 31, 2007 as well. The fourth loan reported in the first quarter 2007 Form 10-Q was ultimately restructured and is listed in this report as a Troubled Debt Restructuring.
Deposits
The following table details the composition of Corus’ deposits by product type:

	June 30		December 31		June 30
(in millions)	2007		2006		2006
Retail certificates of deposit	$5,693	69%	$6,001	69%	$5,437	65%
Money market	1,614	20	1,698	20	1,849	22
Demand	282	3	309	4	284	3
NOW	258	3	285	3	299	4
Brokered certificates of deposit	234	3	280	3	301	4
Savings	125	2	132	1	143	2

Total	$8,206	100%	$8,705	100%	$8,313	100%

Beginning in 2007, the Bank lowered the interest rates it offers on CDs, relative to the market, in an effort to somewhat reduce deposits and begin to better match deposits with loans.
At June 30, 2007, approximately 59% of the Bank’s $8.0 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 190,000 accounts.
Long-Term Debt — Subordinated Debentures (“Trust Preferred”)
During the second quarter of 2007, Corus issued an additional $20.6 million of floating rate junior subordinated notes. The notes were issued to provide funds in support of Corus’ holding company’s participation in some of the Bank’s loans (as opposed to being used to augment the Bank’s capital, as had previously been the purpose). Including the current quarter’s issuance, Corus now has $404.6 million in floating rate junior subordinated notes (the “Debentures”). The terms and conditions of this most recent issuance are consistent with the prior issuances.
All of the outstanding Debentures are variable-rate, with interest rates ranging from LIBOR plus 1.33% to LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future. However, based on June 30, 2007 market interest rates, the interest payments would be approximately $31 million per annum.
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

Other Borrowings
Corus, through its bank holding company has a $150 million revolving line of credit. The line of credit matures on February 28, 2010, and is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it currently uses the line of credit to fund loan participations that it has entered into with the Bank. As of June 30, 2007, the line of credit had an outstanding balance of $51.8 million.
Share Repurchase Program
The Company has in place a Share Repurchase Program (the “Program”) that was approved by the Board of Directors in April 2004. As of June 30, 2007, the remaining shares authorized for repurchase under the Program were 1,588,800. To date, there were no share repurchases under the Program in 2007 and the Program expires in April 2009.
Capital
Regulatory capital and the associated ratios for Corus and its subsidiary bank as of June 30, 2007 are presented below:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage (1)		Capital (2)		Capital (3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)
Minimum ratios for well-capitalized (4)	N/A	5.00%	N/A	6.00%	N/A	10.00%
Corus Bankshares, Inc.	$1,029,701	10.74%	$1,029,701	14.00%	$1,255,419	17.07%
Corus Bank, N.A.	$972,222	10.27%	$972,222	13.51%	$1,025,505	14.25%

(1)
Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)
Tier 1 capital plus trust preferred securities that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and gain pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” ; computed as a ratio to risk-adjusted assets.

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
Liquidity and Capital Resources
Bank Holding Company
Sources At June 30, 2007, the holding company had cash and marketable equity securities of $194 million and $189 million, respectively, for a total of $383 million. By comparison, the holding company had cash and marketable equity securities of $7 million and $205 million, respectively, for a total of $212 million one year earlier. The cash is held on deposit at the Bank, and the securities are generally investments in equity securities.
In order to be conservative, the holding company has ‘designated’ $46 million of its cash to cover loan participations committed to by the holding company but unfunded as of June 30, 2007 and $71 million to cover dividends declared. It is important to note that while the holding company has earmarked a portion of its cash for participations, this action is one of prudence by management and not the result of any regulatory or legal requirements. Therefore, the holding company had “free and clear” cash and marketable securities aggregating $266 million, which could be used for any corporate purpose, such as additional cash dividends to our shareholders, share repurchases, supporting the Bank’s capital position and/or supporting the holding company’s cash flow needs.

The holding company occasionally purchases participations in loans originated by the Bank. The holding company generally enters into these participations so that the Company can hold loans greater than the Bank alone would otherwise be able to hold (banking regulations impose various limitations on bank’s extensions of credit).
The holding company typically participates in construction loans which, as is the nature of construction loans, are unfunded at inception and may take two or more years to be fully drawn down. The difference between the holding company’s total commitment and the amount actually funded is referred to as the unfunded commitment. As of June 30, 2007 the holding company’s total commitments were $72 million, of which $26 million was funded leaving $46 million unfunded, as cited above.
Between 2003 and 2005, cash and liquidity needs of the holding company were primarily met through the issuance of a form of long-term debt, commonly referred to as “Trust Preferred Securities” (the attributes of these securities are described in the section titled “Long-Term Debt — Subordinated Debentures” of this report). During this period, the holding company issued, through unconsolidated subsidiary trusts, approximately $350 million of Trust Preferred Securities, infusing the majority of the proceeds into the Bank, while retaining enough cash to satisfy its own liquidity needs. Recently, the Bank’s need for capital has changed, and as a result, the holding company has been able to use the Bank as a source of liquidity (see below). In 2006, only $25 million of Trust Preferred Securities were issued and the holding company received $99 million of dividends from the Bank. The holding company issued an additional $20 million in Trust Preferred securities and received $76 million in dividends from the Bank in the first six months of 2007. Depending on the Bank’s capital needs, the holding company could seek to issue additional Trust Preferred Securities in the future. However, while the issuance of Trust Preferred Securities has been a reliable source of capital in the recent past, there is no assurance that it will be available in the future.
Additional sources of liquidity available to the holding company include dividends from its marketable equity securities portfolio, interest and fees earned from loan participations, and cash that could be generated from sales of its equity securities. Further, the holding company could draw on its revolving line of credit (see discussion in the section titled “Other Borrowings” of this report).
Uses As mentioned above, between 2003 and 2005, the holding company’s primary use of cash was capital infusions into the Bank. Since that time, with the Bank’s capital needs changing, the holding company has not made any capital contributions to the Bank. Additional uses included dividends to shareholders (including the recently announced special cash dividend), interest and principal payments on debt, share repurchases, the purchase of marketable securities, and the payment of operating expenses. See the section below regarding the Bank’s liquidity and capital needs for a discussion of the factors impacting the Bank’s capital needs.
Corus Bank, N.A.
Sources At June 30, 2007, the Bank’s liquid assets totaled $5.3 billion, or 57%, of its total assets versus $4.8 billion, or 51% of total assets at June 30, 2006. The Bank’s primary sources of cash have historically included: loan paydowns/payoffs, investment securities that matured or were sold, net retail deposit growth, Bank earnings retained (i.e., not paid to the holding company as a dividend), and capital infusions from the holding company.
Uses The Bank’s principal use of cash has historically been to fund loans, both new loans as well as drawdowns of unfunded loan commitments. At June 30, 2007, the Bank had unfunded commercial real estate loan commitments of $4.0 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 30 months, although such fundings could occur more rapidly.
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

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•	The impact on Corus of the problems in the home mortgage lending market;
•	The likelihood that condominiums will remain a permanent fixture in the residential housing market;
•	The interplay of originations, construction loan funding, and loan paydowns on loan balances;
•	Continued financial support provided by borrowers, or second mortgage holders, for underperforming loans;
•	The Company’s focus on condominium lending and geographic concentration;
•	The impact of weak sales or cancelled contracts on loan paydowns and, ultimately, collateral valuations;
•	The borrower’s ability to complete building construction on time and within budget;
•
The general state of the economy, particularly in the residential real estate sector where weakness may be caused by, among many other things, supply/demand imbalances and higher interest rates which could adversely affect: 1) Corus’ ability to maintain its current level of loan originations, and/or 2) the credit quality of loans;

•
The occurrence of one or more catastrophic events that may directly or indirectly, affect properties securing Corus’ loans. These events include, but are not limited to, earthquakes, hurricanes, and acts of terrorism;

•	The likelihood that pending loans which reach the “Applications Received” stage will ultimately close;
•	Changes in management’s estimate of the adequacy of the allowance for credit losses;
•	The effect of competitors’ pricing initiatives on loan and deposit products and the resulting impact on Corus’ ability to attract and retain sufficient cost-effective funding;
•	The impact of variations in market interest rates on Corus’ results of operations;
•	Corus’ ability to attract and retain experienced and qualified personnel;
•	Corus’ ability to access the capital markets, including Trust Preferred securities;
•	Restrictions that may be imposed by any of the various regulatory agencies that have authority over the Company or any of its subsidiaries;
•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies;
•	The concentration of ownership by the Chief Executive Officer, Robert J. Glickman, and his immediate and extended family.
Any forward-looking statements should be considered in light of the factors discussed above and the factors discussed from time to time in Corus’ filings with the Securities and Exchange Commission, including those under Item 1A, Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and in Corus’ Annual Report on Form 10-K for the year ended December 31, 2006. Corus undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.

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
The following table, which reflects the interest risk positions as of June 30, 2007, and December 31, 2006, illustrates the Bank’s asset-sensitive positions under all interest rate “shock” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end. That is, a 100bp increase in rates for one time period could represent a very different interest rate scenario than another.

Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp	+300 bp

Percent change in the next twelve months’ net interest income vs. constant rates

June 30, 2007	(8.9)%	(5.3)%	—	5.4%	11.2%	16.6%
December 31, 2006	(11.7)%	(7.2)%	—	7.3%	14.7%	22.1%

(1)	These “shocks” represent hypothetical instantaneous and sustained changes from current rates.
The above table indicates that the Bank’s projected interest rate sensitivity, as measured over the next 12 months, has decreased slightly since December 31, 2006. During 2007, both investments and deposits (primarily certificates of deposit) declined slightly. Since investments, on average, have shorter maturities than deposits, the decline in balances had a damping effect on interest rate sensitivity.
It should also be noted (as stated previously) that the Bank’s interest rate sensitivity model does not attempt to forecast, among other factors, the future absolute level of interest rates, the speed with which those interest rates may change, the overall health of the economy, or the vibrancy of the residential real estate market. Thus, while the model points to greater Bank earnings under higher levels of (short-term) interest rates, such indications, while important, can not be viewed in isolation from the numerous other factors that affect the Company’s earnings power.
Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $183.9 million as of June 30, 2007, including net unrealized gains of $81.5 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A: RISK FACTORS
The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, ability to pay dividends on its common stock, and the market price of its common stock. The risks described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has in place a Share Repurchase Program (the “Program”) that was approved by the Board of Directors in April 2004. As of June 30, 2007, the remaining shares authorized for repurchase under the Program were 1,588,800. There were no share repurchases under the Program in the second quarter of 2007 and the Program expires in April 2009.
The Company did, however, repurchase 457,789 shares in May 2007 in connection with an employee stock option exercise at an average price of $16.11 per share. The shares were repurchased in accordance with the terms of the 1999 Stock Option Plan and, as such, are not deducted from the shares approved for repurchase under the Share Repurchase Program.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on April 23, 2007.
(c)	At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:
(1)	The election of seven directors to the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualify:

Director	Votes For	Votes Withheld
Joseph C. Glickman	50,900,218	1,560,322
Robert J. Glickman	50,926,631	1,533,909
Robert J. Buford	51,069,147	1,391,393
Kevin R. Callahan	51,067,833	1,392,707
Rodney D. Lubeznik	50,933,861	1,526,679
Michael J. McClure	51,049,094	1,411,446
Peter C. Roberts	51,053,353	1,407,187
(2)	The ratification of the appointment of Ernst & Young LLP as Corus’ independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstentions
51,805,316	595,742	59,481
(3)	The approval of the First Amendment of the Corus Bankshares, Inc. 2006 Stock Option Plan, renamed the Corus Bankshares, Inc. Equity Award and Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Vote
41,004,808	4,192,162	326,733	6,936,836

ITEM 6: EXHIBITS
4	Summary Schedule of Subordinated Debentures (incorporated herein by reference to exhibit 4.4 to the Form 8-K filing dated July 2, 2007)

10.1	Corus Bankshares, Inc. Equity Award and Incentive Plan (As Amended) (incorporated herein by reference to exhibit 10 to the Form 8-K filing dated April 26, 2007)

10.2	Compensation Agreement entered into June 25, 2007 by and between Corus Bank, N.A. and Michael Stein (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
August 7, 2007	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX

Exhibit
No.	Description

4	Summary Schedule of Subordinated Debentures (incorporated herein by reference to exhibit 4.4 to the Form 8-K filing dated July 2, 2007)

10.1	Corus Bankshares, Inc. Equity Award and Incentive Plan (As Amended) (incorporated herein by reference to exhibit 10 to the Form 8-K filing dated April 26, 2007)

10.2	Compensation Agreement entered into June 25, 2007 by and between Corus Bank, N.A. and Michael Stein (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith