Form 10-Q
period 2007-09-30
CORUS BANKSHARES INC
filed 2007-11-08
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-06136
CORUS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0823592 (I.R.S. Employer Identification No.)

3959 N. Lincoln Ave., Chicago, Illinois (Address of principal executive offices)	60613-2431 (Zip Code)
(773) 832-3088
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the Registrant had 56,176,459 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30	December 31	September 30
	2007	2006	2006
Assets
Cash and due from banks — non-interest bearing	$115,056	$121,564	$130,948
Federal funds sold	176,600	319,700	276,000

Cash and Cash Equivalents	291,656	441,264	406,948
Securities:
Available-for-sale, at fair value
U.S. Government and agencies (amortized cost $4,567,652, $5,182,286 and $4,831,361)	4,566,644	5,178,270	4,829,443
Common stocks (cost $106,249, $127,316 and $120,813)	165,271	217,042	204,611
Other securities (amortized cost $35,220, $34,768 and $30,779)	36,761	35,955	31,724

Total Securities	4,768,676	5,431,267	5,065,778
Loans, net of unearned income	4,082,102	4,141,979	4,339,500
Less: Allowance for loan losses	62,850	45,293	42,157

Loans, net	4,019,252	4,096,686	4,297,343
Accrued interest receivable and other assets	54,479	48,236	45,983
Other Real Estate Owned	40,387	8,439	—
Premises and equipment, net	26,625	27,376	27,429
Goodwill, net of accumulated amortization of $30,009	4,523	4,523	4,523

Total Assets	$9,205,598	$10,057,791	$9,848,004

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$279,650	$309,267	$330,206
Interest-bearing	7,566,145	8,395,408	8,219,370

Total Deposits	7,845,795	8,704,675	8,549,576
Long-term debt — subordinated debentures	404,647	384,028	384,028
Other borrowings	51,075	39,419	5,661
Accrued interest payable	19,197	27,481	31,689
Dividends payable	14,103	14,061	13,996
Other liabilities	40,335	43,600	54,201

Total Liabilities	8,375,152	9,213,264	9,039,151
Shareholders’ Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 56,412,459, 56,245,978 and 55,983,988 shares outstanding, respectively)	2,821	2,812	2,799
Surplus	43,677	31,783	28,589
Equity awards outstanding	7,788	9,040	8,711
Retained earnings	739,267	746,291	715,113
Accumulated other comprehensive income	36,893	54,601	53,641

Total Shareholders’ Equity	830,446	844,527	808,853

Total Liabilities and Shareholders’ Equity	$9,205,598	$10,057,791	$9,848,004

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2007	2006	2007	2006

Interest, Loan Fees, and Dividend Income:
Interest and fees on loans	$111,071	$130,971	$338,982	$380,945
Federal funds sold	3,290	5,000	12,372	13,924
Securities:
Interest	63,335	60,638	197,205	146,604
Dividends	1,720	1,745	5,036	5,465

Total Interest, Loan Fees, and Dividend Income	179,416	198,354	553,595	546,938

Interest Expense:
Deposits	97,238	99,552	301,051	264,526
Long-term debt — subordinated debentures	7,987	7,594	22,873	20,962
Other borrowings	1,003	158	3,204	659

Total Interest Expense	106,228	107,304	327,128	286,147

Net Interest Income	73,188	91,050	226,467	260,791
Provision for Credit Losses	15,000	—	32,500	3,000

Net Interest Income After Provision for Credit Losses	58,188	91,050	193,967	257,791

Noninterest Income:
Service charges on deposit accounts	2,455	2,791	7,656	8,185
Securities gains/(losses), net	10,983	8	8,755	(535)
Other Real Estate Owned — Rental Income	689	—	883	—
Other income	489	468	1,550	1,585

Total Noninterest Income	14,616	3,267	18,844	9,235

Noninterest Expense:
Employee compensation and benefits	11,408	11,093	33,443	34,920
Net occupancy	1,124	1,010	3,332	2,987
Other Real Estate Owned/Protective Advances	1,005	—	2,837	—
Data processing	569	513	1,770	1,485
Depreciation — furniture & equipment	489	465	1,435	1,269
Other expenses	4,076	2,915	10,634	8,990

Total Noninterest Expense	18,671	15,996	53,451	49,651

Income Before Income Taxes	54,133	78,321	159,360	217,375
Income tax expense	18,649	27,204	55,080	75,108

Net Income	$35,484	$51,117	$104,280	$142,267

Net Income per Common Share:
Basic	$0.63	$0.91	$1.85	$2.54
Diluted	$0.61	$0.88	$1.81	$2.45

Cash Dividends Declared per Common Share	$0.250	$0.250	$1.750	$0.650

Average Common Shares Outstanding:
Basic	56,684	55,982	56,484	55,928
Diluted	57,753	57,914	57,601	57,981
See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	—	—	—	104,280	—	104,280
Other comprehensive loss (net of income taxes):
Net change in unrealized losses on available- for-sale securities	—	—	—	—	(17,708)	(17,708)

Comprehensive income						86,572

Stock options vested	—	—	1,356	—	—	1,356

Restricted stock vested	—	—	48	—	—	48

Shares issued under stock option plan, 1,008,200 common shares	51	12,203	(2,656)	—	—	9,598

Repurchase and retirement of 841,719 common shares	(42)	(309)	—	(12,102)	—	(12,453)

Cash dividends declared on common stock, $1.750 per common share (1)	—	—	—	(99,202)	—	(99,202)

Balance at September 30, 2007	$2,821	$43,677	$7,788	$739,267	$36,893	$830,446

See accompanying notes.

(1)	Includes $1.00 per common share special cash dividend declared on June 21, 2007.
NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2005	$2,792	$25,882	$7,770	$609,334	$43,997	$689,775

Net income	—	—	—	142,267	—	142,267
Other comprehensive income (net of income taxes):
Net change in unrealized gains on available- for-sale securities	—	—	—	—	9,644	9,644

Comprehensive income						151,911

Stock options vested	—	—	1,429	—	—	1,429

Shares issued under stock option plan, 138,500 common shares	7	2,705	(485)	—	—	2,227

Stock option expirations	—	2	(3)	—	—	(1)

Repurchase and retirement of 4,000 common shares	—	—	—	(124)	—	(124)

Cash dividends declared on common stock, $0.650 per common share	—	—	—	(36,364)	—	(36,364)

Balance at September 30, 2006	$2,799	$28,589	$8,711	$715,113	$53,641	$808,853

See accompanying notes.
All amounts have been restated to reflect a 2-for-1 stock split on 5/18/06

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$104,280	$142,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,500	3,000
Depreciation and amortization	1,994	1,816
Accretion of investment discounts	(181,892)	(128,405)
Deferred income tax benefit	(4,081)	(3,242)
Securities (gains) / losses, net	(8,755)	535
Deferred compensation expense	2,261	2,639
Share-based compensation expense	1,404	1,429
Excess tax benefits from share-based payment arrangements	(2,157)	(848)
Increase in accrued interest receivable and other assets	(3,543)	(3,965)
(Decrease) / Increase in accrued interest payable	(8,284)	1,017
(Decrease) / Increase in other liabilities	(3,715)	8,614

Net cash (used in) / provided by operating activities	(69,988)	24,857

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available-for-sale securities	9,320,590	5,028,750
Proceeds from sales of available-for-sale securities	37,215	15,183
Purchases of available-for-sale securities	(8,531,307)	(6,523,926)
Net decrease in loans	9,686	184,025
Recoveries of previously charged-off loans	616	940
Purchases of premises and equipment	(1,243)	(2,806)

Net cash provided by / (used in) investing activities	835,557	(1,297,834)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) / Increase in deposit accounts	(858,880)	1,283,747
Net proceeds from issuance of long-term debt — subordinated debentures	20,000	25,000
Increase / (Decrease) in other borrowings, net	11,656	(57,132)
Cash proceeds from stock option exercises	66	1,254
Repurchases and retirements of common shares	(5,078)	—
Excess tax benefits from share-based payment arrangements	2,157	848
Cash dividends paid on common shares	(85,098)	(32,143)

Net cash (used in) / provided by financing activities	(915,177)	1,221,574

Net decrease in cash and cash equivalents	(149,608)	(51,403)
Cash and cash equivalents at January 1	441,264	458,351

Cash and cash equivalents at September 30	$291,656	$406,948

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$335,412	$285,130
Income taxes	48,555	76,921
Noncash Investing and Financing Activities:
Loan transferred to Other Real Estate Owned	$31,948	$—
Loan charge-offs	15,559	1,023
Common stock repurchase — delivery of shares related to option exercise	(7,375)	(124)
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Consolidated Financial Statements

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

Corus’ use of derivatives is essentially limited to interest rate swaps which convert fixed rate brokered certificates of deposit to floating rate. Notional amounts totaled $229.0 million and $310.0 million as of September 30, 2007 and 2006, respectively. The swaps qualify for the “shortcut method” as defined by Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, Corus has not recorded, and does not anticipate recording, any income statement impact from the associated mark-to-market adjustments.

4.	Allowance For Credit Losses

The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $68.4 million at September 30, 2007, which was comprised of a $62.9 million Allowance for Loan Losses and a $5.5 million Liability for Credit Commitment Losses.

In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded provisions for credit losses of $32.5 million and $3.0 million in the first nine months of 2007 and 2006, respectively. Of the $32.5 million recorded in 2007, $15.0 million was booked in the third quarter. No provision was recorded during the third quarter of 2006.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$53,283	$47,686	$50,793	$44,740
Provision for credit losses	15,000	—	32,500	3,000
Charge-offs	(60)	(359)	(15,559)	(1,023)
Recoveries	127	330	616	940

Balance at September 30	$68,350	$47,657	$68,350	$47,657

In 2007, Corus charged off a total of $15.5 million related to a condominium conversion loan in Naples, Florida. Upon foreclosure, the asset was transferred to Other Real Estate Owned, (“OREO”, see the OREO section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion and details).

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	September 30	December 31	September 30
(in thousands)	2007	2006	2006
Allowance for Loan Losses	$62,850	$45,293	$42,157
Liability for Credit Commitment Losses(1)	5,500	5,500	5,500

Total	$68,350	$50,793	$47,657

(1)	Included as a component of other liabilities
5.	Impaired Loans

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

As of September 30, 2007, Corus had five impaired loans with outstanding balances of $226 million (total commitment of $240 million), three of which were specifically reserved for in the Allowance for Loan Losses. The loans with specific reserves had outstanding balances of $175 million and reserves totaling $15 million. The Bank determined that no specific reserves were required on the remaining two loans after comparing the estimated fair market value of the collateral (net of associated costs to sell) against the current loan exposures. For the three and nine months ended September 30, 2007, average impaired loans totaled $240 million and $195 million, respectively, and the interest income recognized during the period in which those loans were impaired was $2.9 million and $5.4 million, respectively.

Nonaccrual loans, included in impaired loans listed above, totaled $199 million as of September 30, 2007. The interest foregone on nonaccrual loans for the three and nine months ended September 30, 2007, was $2.8 million and $8.5 million, respectively. Impaired loans also included a $26.5 million loan classified as a troubled debt restructuring. The difference in interest income due to the restructuring of the loan was immaterial for both the three and nine months ended September 30, 2007.

6.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $404.6 million as of September 30, 2007. The stated maturities of the instruments range from 2033 through 2037. Interest and fees included in interest expense totaled $8.0 million and $22.9 million for the three and nine months ended September 30, 2007, respectively, and $7.6 million and $21.0 million for the three and nine months ended September 30, 2006, respectively. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of September 30, 2007, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.

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

The line of credit is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it currently uses the line of credit to fund loan participations that it has entered into with the Bank. As of September 30, 2007, the line of credit had a balance of $50.8 million.

Loan covenants include requirements for Corus and the Bank to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of September 30, 2007.

8.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per-share data)	2007	2006	2007	2006
Numerator:
Net income attributable to common shares	$35,484	$51,117	$104,280	$142,267

Denominator:
Average common shares outstanding — Basic	56,684	55,982	56,484	55,928
Effect of dilutive potential common shares	1,069	1,932	1,117	2,053

Average common shares outstanding — Diluted	57,753	57,914	57,601	57,981

Net income per share:
Basic	$0.63	$0.91	$1.85	$2.54
Diluted	0.61	0.88	1.81	2.45

For both the three and nine month periods ended September 30, 2007, stock options outstanding to purchase 1,421,490 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For both the three and nine month periods ended September 30, 2006, stock options outstanding to purchase 646,920 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

9.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the nine months ended September 30, 2007 and 2006, and Corus does not expect to make any contributions to the plan for the remainder of 2007.

Net periodic benefit cost was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Service cost	$265	$388	$815	$1,038
Interest cost	413	579	1,167	1,419
Expected gain on plan assets	(512)	(816)	(1,441)	(1,673)
Net amortization and deferral	—	(60)	—	108

Net Periodic Benefit Cost	$166	$91	$541	$892

10.	Income Taxes

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

Under FIN 48, companies are required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. If a company had an uncertain tax position, the associated liability would be referred to as an unrecognized tax benefit. Corus evaluated its tax positions at December 31, 2006 and September 30, 2007 in accordance with FIN 48. Based on this evaluation, the Company determined that it does not have any tax positions for which an unrecognized tax benefit must be recorded. Corus records interest or penalties associated with either uncertain tax positions in accordance with FIN 48 or as the result of an audit by a taxing authority, in income tax expense. Income tax expense for the nine months ended September 30, 2007 includes $0.2 million of interest associated with an Internal Revenue Service audit. No amounts were paid or accrued for penalties during the three and nine months ended September 30, 2007.

11.	Subsequent Events

On October 25, 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 5 million of the Company’s common shares. Repurchases will be made from time-to-time in the open market or in privately negotiated transactions based on prevailing market conditions and other factors.

This authorization is in addition to the 2 million share repurchase authorization approved by the Board of Directors in April 2004. As of October 25, 2007, the Company had 968,870 shares remaining to be purchased under the 2004 authorization.

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
EXECUTIVE OVERVIEW
The U.S. residential housing market and mortgage markets continue to show signs of significant weakness. With a business focused on providing financing to developers of residential condominiums, this ongoing correction in the residential housing market is clearly adversely affecting Corus. The repercussions include decreased loan originations, increased nonperforming loans and, essentially, the first charge-offs Corus has experienced on its condominium loan portfolio.
While it is clear the housing market has its difficulties, Corus nonetheless originated $1.7 billion in commercial real estate loans through the first nine months of this year. We are quite pleased with the level of originations, and would not be surprised to see total originations for the year reach $2 billion to $2.5 billion. While down from prior years, this is still a significant volume, especially considering that in the past several years we originated a significant number of condominium conversion loans whereas this year we originated virtually no loans in that category. We would be satisfied if we could achieve that level of originations, and think it would reflect the fact that even in down markets, well-conceived condominium projects can and do move ahead. We do not believe we have lowered our credit standards in pursuit of this new business.
For the year-to-date, Corus recorded loan loss provisions totaling over $32 million, $15 million of which was booked during the third quarter of 2007. Nonaccrual loans as of the end of the third quarter total approximately $200 million, essentially on par with three months ago, but clearly up considerably from last year-end. A loan is placed on nonaccrual when we have fundamental concerns about the borrower’s ability to pay all principal and interest due on the loan. In the case of loans financing condominium projects, this generally means we are concerned that sales of condominium units in the project may not be able to generate sufficient cash flow to fully repay our loan. We continue to work with sponsors of these loans and, at this point, only one of the loans is delinquent.
The housing market’s woes have also given rise to turmoil in the mortgage market. While the ‘prime’ portion of the mortgage market has also suffered from reduced availability of credit, the most acute (and seemingly longer term) issues appear to be concentrated in the ‘subprime’ and, to a slightly lesser degree, ‘Alt-A’ segments of the home loan market. It is ultimately unclear how much of an impact the mortgage market’s current problems will have on our business of financing condominium development, especially when viewed over a longer time horizon. Corus does not make or purchase any subprime or Alt-A mortgages. Moreover, none of the Bank’s nearly $5 billion investment portfolio is invested in residential home mortgages.
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
RESULTS OF OPERATIONS
For the three months ended September 30, 2007, net income was $35.5 million, or $0.61 per share on a diluted basis, compared to net income of $51.1 million, or $0.88 per share on a diluted basis, in the same period of 2006. For the nine months ended September 30, 2007, net income was $104.3 million, or $1.81 per share on a diluted basis, compared to net income of $142.3 million, or $2.45 per share on a diluted basis, in 2006.

Earnings for the third quarter of 2007 represented annualized returns of 17.1% on average equity and 1.5% on average assets compared to 26.3% and 2.1%, respectively, for the same period in 2006. Earnings for the first nine months of 2007 represented annualized returns of 16.4% on average equity and 1.4% on average assets compared to 25.7% and 2.0%, respectively, for the same period in 2006.
Net Interest Income and Net Interest Margin
Net interest income, which is the difference between interest income and points/fees on earning assets and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.
For the three and nine months ended September 30, 2007, Corus’ net interest income decreased to $73.2 million and $226.5 million, respectively, from $91.1 million and $260.8 million for the same periods in 2006. The decline in net interest income is the result of several factors, including the overall decline in average loans outstanding (Corus’ highest yielding asset), decreased loan points/fees and an increase in nonaccrual loans.
Declines in loan points/fees were primarily caused by decreased loan originations in 2007 plus significant loan fees having been recognized in 2006 income as a result of loans paying off prior to maturity. Loan points/fees for the three months ended September 30, 2007 and September 30, 2006, were $19.0 million and $27.2 million, respectively. This represents a decline of $8.2 million, or 30%. Loan points/fees for the nine months ended September 30, 2007 and September 30, 2006, were $62.9 million and $75.5 million, respectively. This represents a decline of $12.6 million, or 17%.
The NIM for the three and nine months ended September 30, 2007 was 3.18% and 3.19%, respectively, a decrease of 62 and 61 basis points from the respective periods ended September 30, 2006. Corus’ NIM is impacted by numerous factors. For the nine months ended September 30, 2007, three factors combined to put downward pressure on the NIM. First, average loan balances for the period declined while deposits increased. This interplay between the changes in loan balances, Corus’ highest yielding asset, compared to the growth in interest-bearing liabilities had an unfavorable impact on the NIM. Second, as mentioned above, loan points/fees declined by $12.6 million compared to 2006. Finally, for the nine months ended September 30, 2007, Corus recorded interest income on nonaccrual loans of $4.9 million. This interest income would have been $8.5 million higher had the loans been accrual.
The decline in the NIM for the quarter ended September 30, 2007, compared to 2006, was essentially driven by the same factors as the year-to-date period. With deposits declining, however, the interplay between changes in loan balances and changes in deposits was less significant. Much of the decrease in the NIM can be attributed to the decline in loan points/fees of $8.2 million. Nonaccrual loans, for which Corus recorded $2.3 million for the quarter as opposed to $2.8 million, had the loans been accruing normally, contributed to the unfavorable comparison to the prior year as well.
Nonaccrual Loans - Corus’ policy is to discontinue the accrual of interest on loans when there is reasonable doubt as to the ultimate collectibility of interest or principal, or in certain circumstances when the loan is past due over 90 days. Interest payments received on nonaccrual loans are either applied against principal (“cash-to-principal”) or reported as interest income (“cash-to-interest”), according to management’s judgment as to the collectibility of principal, which may change as conditions dictate (see the “Nonaccrual, Past Due, OREO and Restructured Loans” section for further discussion and details).
See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended September 30
	2007			2006
		Interest,			Interest,
	Average	Fees, and	Yield/	Average	Fees, and	Yield/
(in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$5,076,822	$66,634	5.25%	$5,052,488	$65,646	5.20%
Common stocks (2)	179,187	2,369	5.29%	192,722	2,403	4.99%
Nonaccrual loans	211,809	2,289	4.32%	—	—	NA
Loans, net of unearned income (3)	3,816,691	108,783	11.40%	4,401,219	130,987	11.90%

Total earning assets	9,284,509	180,075	7.76%	9,646,429	199,036	8.25%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	74,934			80,795
Allowance for loan losses	(47,970)			(42,232)
Premises and equipment, net	26,862			27,476
Other Real Estate Owned	40,387			—
Other assets, including goodwill	44,324			47,184

Total Assets	$9,423,046			$9,759,652

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,603,361	$74,701	5.33%	$5,607,959	$70,579	5.03%
Money market deposits	1,553,352	17,601	4.53%	1,839,019	22,387	4.87%
NOW deposits	255,637	1,463	2.29%	300,057	2,001	2.67%
Brokered certificates of deposit	222,634	3,313	5.95%	293,014	4,413	6.02%
Savings deposits	127,884	160	0.50%	138,495	172	0.50%

Total interest-bearing deposits	7,762,868	97,238	5.01%	8,178,544	99,552	4.87%
Long-term debt — subordinated debentures	404,647	7,987	7.90%	384,028	7,594	7.91%
Other borrowings (4)	52,927	1,003	7.58%	5,705	158	NM

Total interest-bearing liabilities	8,220,442	106,228	5.17%	8,568,277	107,304	5.01%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	285,874			309,508
Other liabilities	85,034			104,110
Shareholders’ Equity	831,696			777,757

Total Liabilities and Shareholders’ Equity	$9,423,046			$9,759,652

Interest income and loan fees/average earning assets	$9,284,509	$180,075	7.76%	$9,646,429	$199,036	8.25%
Interest expense/average interest-bearing liabilities	$8,220,442	106,228	5.17%	$8,568,277	107,304	5.01%

Net interest spread		$73,847	2.59%		$91,732	3.24%

Net interest margin			3.18%			3.80%

NA — Not Applicable

NM — Not Meaningful

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)
Liquidity management assets include federal funds sold and securities other than common stocks. Interest income on securities includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $648,000 and $658,000 for 2007 and 2006, respectively.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(4)	Other borrowings may include Federal funds purchased.

Average Balance Sheets and Net Interest Margin

	Nine Months Ended September 30
	2007			2006
		Interest,			Interest,
	Average	Fees, and	Yield/	Average	Fees, and	Yield/
(in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$5,352,649	$209,601	5.22%	$4,484,535	$160,553	4.77%
Common stocks (2)	197,188	6,935	4.69%	190,635	7,525	5.26%
Nonaccrual loans	185,667	4,859	3.49%	—	—	NA
Loans, net of unearned income (3)	3,810,038	334,123	11.69%	4,549,808	380,986	11.16%

Total earning assets	9,545,542	555,518	7.76%	9,224,978	549,064	7.94%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	77,893			96,069
Allowance for loan losses	(46,304)			(41,633)
Premises and equipment, net	27,109			26,988
Other Real Estate Owned	19,410			—
Other assets, including goodwill	39,457			42,426

Total Assets	$9,663,107			$9,348,828

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,728,928	$227,734	5.30%	$5,204,268	$182,098	4.67%
Money market deposits	1,637,778	57,353	4.67%	1,816,013	62,562	4.59%
NOW deposits	269,307	4,791	2.37%	308,860	5,764	2.49%
Brokered certificates of deposit	244,814	10,700	5.83%	330,684	13,568	5.47%
Savings deposits	127,600	473	0.49%	144,541	534	0.49%

Total interest-bearing deposits	8,008,427	301,051	5.01%	7,804,366	264,526	4.52%
Long-term debt — subordinated debentures	391,279	22,873	7.79%	375,814	20,962	7.44%
Other borrowings (4)	58,437	3,204	7.31%	10,632	659	NM

Total interest-bearing liabilities	8,458,143	327,128	5.16%	8,190,812	286,147	4.66%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	279,109			311,904
Other liabilities	79,927			107,125
Shareholders’ Equity	845,928			738,987

Total Liabilities and Shareholders’ Equity	$9,663,107			$9,348,828

Interest income and loan fees/average earning assets	$9,545,542	$555,518	7.76%	$9,224,978	$549,064	7.94%
Interest expense/average interest-bearing liabilities	$8,458,143	327,128	5.16%	$8,190,812	286,147	4.66%

Net interest spread		$228,390	2.60%		$262,917	3.28%

Net interest margin			3.19%			3.80%

NA — Not Applicable

NM — Not Meaningful

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)
Liquidity management assets include federal funds sold and securities other than common stocks. Interest income on securities includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(2)	Dividends on the common stock portfolio include a tax equivalent adjustment of $1.9 million and $2.1 million for 2007 and 2006, respectively.

(3)	Interest income on tax-advantaged loans includes a tax equivalent adjustment that was immaterial for both 2007 and 2006.

(4)	Other borrowings may include Federal funds purchased.

Noninterest Income
Noninterest income consists primarily of service charge income, gains or losses from investment security transactions and rental income from Other Real Estate Owned (“OREO”). For the three and nine months ended September 30, 2007, the fluctuations compared to 2006 were largely due to security gains and losses as detailed below, and an increase in OREO income of $0.7 million and $0.9 million, respectively.
Securities Gains/(Losses), net
The following details the net securities gains/(losses) by source for the three- and nine-month periods ended September 30, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Gains on common stocks (cash transactions)	$5,068	$—	$18,093	$—
Gains on common stocks (stock-for-stock)	8,761	—	8,761	—
Charge for “other than temporary” impairment	(2,846)	—	(18,099)	(543)
Other	—	8	—	8

Total securities gains/(losses), net	$10,983	$8	$8,755	$(535)

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
In the third quarter of 2007, mergers involving two companies in which Corus held equity investments were completed. National City Corp. completed its acquisition of MAF Bancorp, Inc. in a stock-for-stock transaction, which resulted in a gain of $8.8 million. In addition, Banco Bilbao Vizcaya Argentaria (“BBV”) acquired Compass Bancshares, Inc., also in a stock-for-stock transaction. Management chose to liquidate its position in BBV before quarter end and, as such, characterizes this as a “cash transaction” that resulted in a $5.1 million gain.
Year-to-date gains from cash transactions also include a $13.0 gain from the liquidation of Corus’ investment in Fremont General Corporation (“Fremont”). The Fremont gain was preceded by a $15.3 million write-down of the same investment in the first quarter of 2007 and write-downs in 2006 of $1.4 million. The write-downs were recorded in accordance with the accounting guidelines known as “Other-Than-Temporary” impairment (see below for additional discussion).
Charge for “other-than-temporary” impairment
During the third quarter of 2007, Corus recorded a charge of $2.8 million related to “other-than-temporary” declines in value of a certain common stock held by Corus. This charge was not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications. These charges were recorded in accordance with the accounting guidelines known as “other-than-temporary” impairment. As referenced above, Corus also recorded an “other-than-temporary” impairment charge in the first quarter of 2007 related to an investment in Fremont.
Noninterest Expense
For the three and nine months ended September 30, 2007, noninterest expense increased by $2.7 million, or 17%, and $3.8 million, or 8%, respectively, as compared to the three and nine months ended September 30, 2006.
The increase resulted partially from costs associated with problem loans where the Company had either completed foreclosure proceedings and taken ownership of the property (Other Real Estate Owned, “OREO”, see the OREO section for further discussion and details) or was in the process of foreclosing (costs we refer to as Protective Advances). These costs totaled $1.0 million and $2.8 million for the three and nine months ended September 30, 2007, respectively. While there are various expenses associated with these properties, real estate taxes and insurance have thus far comprised the majority of the cost. Partially offsetting these expenses was OREO income, which is included in noninterest income.

Additionally, during the three and nine months ended September 30, 2007, deposit insurance expense increased by $1.1 million and $1.2 million, respectively, as compared to the same periods in 2006. These increases, which Corus had previously provided an estimate of, were due to deposit insurance reform legislation in 2007. While the FDIC allowed financial institutions a onetime credit to be used against the insurance increase, Corus’ credit was exhausted early in the third quarter.
For the year-to-date period ended September 30, 2007, the increases mentioned above were partially offset by a decline in compensation expense of $1.5 million. The decline is primarily driven by lower accruals for the Commission Program for Commercial Loan Officers (the “CLO Program”). The CLO Program rewards commercial loan officers for originating new loans and the size of the commissions is based on the amount of interest and points/fees earned on those loans.
The banking industry uses a standard known as the “efficiency ratio” to measure a bank’s operational efficiency. Unlike most other measures, lower is better. The efficiency ratio is simply noninterest expense, less goodwill amortization, divided by the sum of net interest income and noninterest income (excluding securities gains and losses). Corus’ efficiency ratios continue to be among the very best in the banking industry at 24.1% and 22.4% for the three and nine months ended September 30, 2007, respectively, and 16.8% and 18.2% for the same periods ended September 30, 2006.
FINANCIAL CONDITION
Common Stock Portfolio
At September 30, 2007, Corus held investments in the common stocks of 15 financial industry companies valued at $165.3 million, including net unrealized gains of $59.0 million. The decline in the market value of the common stocks, which has decreased from $217 million at December 31, 2006, is due to having sold $32 million of securities which have not been reinvested in common stocks, with the remaining $20 million difference due to decreases in market value of those stocks still in Corus’ portfolio. These securities are all held by the holding company (i.e., not by the Bank). The following is a list of Corus’ holdings as of September 30, 2007:

		Market	Percentage of
Corporation	Shares Held	Value	Portfolio
(dollars in thousands)
Amcore Financial Inc.	69,100	$1,722	1.0%
Associated Banc Corp.	121,179	3,590	2.2
Bank of America Corp.	670,594	33,711	20.4
Bank of NY Mellon Corp.	94,340	4,164	2.5
Citigroup Inc.	225,000	10,501	6.4
Comerica Inc.	264,300	13,553	8.2
Discover Financial Services	41,000	853	0.5
JP Morgan Chase & Co.	500,864	22,950	13.9
Merrill Lynch & Co. Inc.	132,000	9,409	5.7
Morgan Stanley	82,000	5,166	3.1
National City Corp.	482,970	12,118	7.3
Regions Financial Corp.	515,154	15,187	9.2
SunTrust Banks Inc.	48,000	3,632	2.2
US Bancorp	268,870	8,746	5.3
Wachovia Corp.	398,191	19,969	12.1

Total		$165,271	100.0%

During the three and nine months ended September 30, 2007, Corus earned dividends on the stock portfolio of $1.7 million and $5.0 million, respectively, compared to $1.7 million and $5.5 million during the same periods of 2006.

Securities Other Than Common Stocks
These securities represent the Bank’s portfolio of investment, virtually all of which are held as “available-for-sale”. At September 30, 2007, available-for-sale securities other than common stocks decreased to $4.6 billion, from $4.9 billion at September 30, 2006. As of September 30, 2007, nearly the entire available-for-sale portfolio was scheduled to mature within six months.
As is the case with most securities with original maturities one year or less, they are sold at a discount to the value at maturity (Treasury securities with original maturities of one year or less are sold this same way). The interest on these securities is not “earned” at maturity, but rather over the life of the investment and, as such, this income is recognized over the life of the investment (termed “accretion”).
During the nine months ended September 30, 2007, the Company earned $197.2 million of interest income from the investment portfolio, of which $181.9 million came from accretion related to the discount securities. By comparison, during the nine months ended September 30, 2006, the Company earned $146.6 million of interest income from the investment portfolio, of which $128.4 million came from accretion.
Loan Portfolio
The following table details the composition of Corus’ outstanding loans:

	Outstanding Loan Balances
	September 30	December 31	September 30
(in millions)	2007	2006	2006
Commercial real estate:
Condominium:
Construction	$3,096	$2,615	$2,486
Conversion	702	1,288	1,473

Total condominium	3,798	3,903	3,959
Other commercial real estate:
Office	102	100	95
Rental apartment	57	10	10
Hotel	35	22	57
Other	28	30	140
Loans less than $1 million	8	10	12

Total commercial real estate	4,028	4,075	4,273
Commercial	35	42	40
Residential real estate and other	19	25	27

Loans, net of unearned income	$4,082	$4,142	$4,340

Mezzanine loans included in total commercial real estate	$141	$196	$158
Commercial Real Estate Lending
Overview
During the past few years, Corus’ lending has focused almost exclusively on condominium projects. These projects include both construction of new buildings and conversion of existing apartment buildings. Corus’ loans are collateralized by the underlying property and are almost always variable rate. As of September 30, 2007, 97% of Corus’ commercial real estate loans were variable rate, the vast majority tied to 3-month LIBOR and resetting quarterly. While Corus generally provides only senior debt, in some cases Corus will provide mezzanine financing as well. Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and also tend to be fixed rate), but also carry additional risk.
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

Originations – The residential housing market, including the condominium market, went through a boom cycle during the late 1990s and in the early years of this decade. However, beginning in 2006, this cycle began to wane and loan origination volume began to slow. Each of the past several quarters has seen ongoing deterioration in most condominium markets nationwide, and we believe matters will get worse before they get better. We are not comfortable predicting when a turnaround might occur, and we try to underwrite new deals without making aggressive assumptions about the future. Of course, one person’s conservative assumption might appear to be aggressive to another, and these are highly subjective considerations.
In the third quarter of 2007, the Bank originated $806 million of commercial real estate loans, essentially all condominium construction loans (see Originations table below). This was a relatively large volume of loans for us as compared to prior quarters this year. However, we believe it is a mistake to dwell on our quarterly origination figures. Corus originates a relatively small number of rather large loans, which can make our origination pattern look lumpy, with wide fluctuations from quarter to quarter.
Our best estimate for total new business by year-end 2007 would be between $2 billion to $2.5 billion in new loans. While down from prior years, this is still a significant volume, especially considering that in the past several years we originated a large number of condominium conversion loans whereas this year we originated virtually no loans in that category. We would be satisfied if we could achieve that level of originations, and believe this reflects that even in down markets, well-conceived condominium projects can and do move ahead. We do not believe we have lowered our credit standards in pursuit of this new business.
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
Outstanding loans have actually grown over the past two quarters, and are almost where they stood at year-end 2006. This reflects slower paydowns on existing loans, and also increased fundings on existing commitments, as construction ramps up on the very large volume of construction loans that we originated in 2006. While loan balances outstanding are the main driver of current earnings, we believe that total commitments are an equally important measure. Total commitments have dropped for six straight quarters now, from a peak of $9.0 billion as of March 31, 2006, to $7.7 billion as of September 30, 2007.
Personnel
Assessing risk is as much an art as it is a science. In that regard, an experienced and highly capable loan officer group is critical to the Company’s success. Corus currently has 20 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company over 5 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. Furthermore, Corus has been particularly successful in retaining key talent in the commercial lending group, evidenced by no turnover in the last five years.
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
Incentive Compensation – A significant portion of commercial loan officer compensation is based on amounts earned from the Commission Program for Commercial Loan Officers (the “CLO Program”). The CLO Program has been devised to compensate officers for successfully originating a loan, earning an acceptable interest spread over the term of the loan, and ultimately collecting all amounts in full. Management believes the program motivates officers to make safe loans and aligns the officers’ goals with the Company’s interests.

Commercial Real Estate Loan Portfolio – Unfunded Commitments
In addition to funded amounts, Corus has unfunded commitments totaling $3.7 billion as of September 30, 2007, almost exclusively for construction loans.

	Commercial Real Estate Loan - Unfunded Commitments
	September 30	December 31	September 30
(in millions)	2007	2006	2006
Loans — unfunded portion	$3,547	$4,217	$3,967
Commitment letters (1)	161	65	393
Letters of credit	1	2	3

Total	$3,709	$4,284	$4,363

(1)
Commitment letters are pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table of this report, included in the amounts labeled as Commitments Accepted and Commitments Offered .

Commercial Real Estate Loan Portfolio – Total Commitments
Including unfunded commitments, the commercial real estate loan portfolio totals $7.7 billion as of September 30, 2007, as detailed below:

	Total Commercial Real Estate Loan Commitments
	(outstanding balances + unfunded commitments)
	September 30	December 31	September 30
(in millions)	2007	2006	2006
Condominium:
Construction	$6,630	$6,566	$6,473
Conversion	723	1,376	1,589

Total condominium	7,353	7,942	8,062
Other commercial real estate:
Office	146	188	204
Hotel	128	128	155
Rental apartment	70	10	12
Other	30	79	189
Loans less than $1 million	10	12	14

Total	$7,737	$8,359	$8,636

Rental apartment includes one conversion loan (secured by a property in Miami, Florida) and one construction loan (secured by a property in Los Angeles, California) that were previously classified as condominium loans. For the conversion loan (outstanding balance and total commitment of $31.2 million as of September 30, 2007), the borrower has opted not to convert the property based on the weakness of the local condominium market and will retain the collateral as an apartment building. As a result of a principal reduction from additional equity and a new appraisal of the collateral as an apartment project, the Company believes the loan is adequately secured. As of September 30, 2007, the loan was not classified as nonaccrual.
For the construction loan (outstanding balance of $23.2 million and total commitment of $36.6 million as of September 30, 2007), the borrower desires and expects to sell the collateral as an apartment project based on the strength of the local apartment market. Since no binding sales agreement has yet been executed, it remains uncertain whether the borrower will ultimately sell the entire building for use as apartments or sell the individual units as condominiums. The Company believes it is well secured by either exit strategy. As of September 30, 2007, the loan was not classified as nonaccrual.

Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of September 30, 2007(1)
	Condominium		Condominium		Other
	Construction		Conversion		CRE		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
$180 million and above	2	$371	—	$—	—	$—	2	$371
$140 million to $180 million	13	1,958	—	—	—	—	13	1,958
$100 million to $140 million	15	1,809	—	—	—	—	15	1,809
$60 million to $100 million	13	1,001	2	138	3	236	18	1,375
$20 million to $60 million	33	1,306	9	320	3	106	45	1,732
$1 million to $20 million	14	185	28	265	5	32	47	482
Loans less than $1 million	NM	—	NM	—	NM	10	NM	10

Total	90	$6,630	39	$723	11	$384	140	$7,737

NM – Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

	Funded Balance as of September 30, 2007
	Condominium		Condominium		Other
	Construction		Conversion		CRE		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
$180 million and above	2	$40	—	$—	—	$—	2	$40
$140 million to $180 million	13	899	—	—	—	—	13	899
$100 million to $140 million	15	717	—	—	—	—	15	717
$60 million to $100 million	13	476	2	135	3	102	18	713
$20 million to $60 million	33	839	9	310	3	90	45	1,239
$1 million to $20 million	14	125	28	257	5	30	47	412
Loans less than $1 million	NM	—	NM	—	NM	8	NM	8

Total	90	$3,096	39	$702	11	$230	140	$4,028

NM — Not Meaningful

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of September 30, 2007 (1)
	Condominium		Condominium		Other
	Construction		Conversion		CRE		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	18	$2,034	4	$72	2	$43	24	$2,149
Tampa	—	—	4	136	—	—	4	136
Orlando	—	—	4	52	—	—	4	52
Other Florida	4	336	3	77	—	—	7	413

Florida Total	22	2,370	15	337	2	43	39	2,750

California:
Los Angeles	11	780	—	—	4	144	15	924
San Diego	6	199	5	154	—	—	11	353
Sacramento	—	—	1	23	1	38	2	61
San Francisco	1	44	—	—	—	—	1	44

California Total	18	1,023	6	177	5	182	29	1,382

Atlanta	11	587	2	28	—	—	13	615

Las Vegas	7	486	1	28	—	—	8	514

New York City	8	496	—	—	—	—	8	496

Washington, D.C.(2)	4	231	4	40	2	146	10	417

Chicago	6	357	—	—	1	2	7	359

Phoenix/Scottsdale	2	144	6	52	—	—	8	196

Other (3)	12	936	5	61	1	1	18	998

Loans less than $1 million	NM	—	NM	—	NM	10	NM	10

Total	90	6,630	39	723	11	384	140	7,737

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)	Includes northern Virginia and Maryland loans.

(3)	No other metropolitan area exceeds three percent of the total.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Funded Balance as of September 30, 2007
	Condominium		Condominium		Other
	Construction		Conversion		CRE		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	18	$1,068	4	$71	2	$43	24	$1,182
Tampa	—	—	4	136	—	—	4	136
Orlando	—	—	4	51	—	—	4	51
Other Florida	4	194	3	77	—	—	7	271

Florida Total	22	1,262	15	335	2	43	39	1,640
California:
Los Angeles	11	243	—	—	4	39	15	282
San Diego	6	150	5	151	—	—	11	301
Sacramento	—	—	1	22	1	35	2	57
San Francisco	1	35	—	—	—	—	1	35

California Total	18	428	6	173	5	74	29	675
Atlanta	11	135	2	27	—	—	13	162
Las Vegas	7	299	1	23	—	—	8	322
New York City	8	249	—	—	—	—	8	249
Washington, D.C.(1)	4	154	4	36	2	102	10	292
Chicago	6	133	—	—	1	2	7	135
Phoenix/Scottsdale	2	76	6	51	—	—	8	127
Other (2)	12	360	5	57	1	1	18	418
Loans less than $1 million	NM	—	NM	—	NM	8	NM	8

Total	90	3,096	39	702	11	230	140	4,028

NM — Not Meaningful

(1)	Includes northern Virginia and Maryland loans.

(2)	No other metropolitan area exceeds three percent of the total.

Originations
An origination occurs when a loan closes, with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded). Construction loans are rarely funded (to any material degree) at closing, but rather funded over an extended period of time as the project is built. In contrast, conversion loans are largely funded at the time of closing.

	Originations (1)
	2007			2006				2005
(in millions)	3Q	2Q	1Q	4Q	3Q	2Q	1Q	4Q
Condominium:
Construction	$773	$622	$307	$950	$855	$737	$713	$327
Conversion	33	2	4	39	7	10	490	655

Total condominium	806	624	311	989	862	747	1,203	982
Other commercial real estate:
Construction	—	—	10	2	—	—	110	13
Non-construction	—	—	—	—	—	—	—	—

Total commercial real estate	$806	$624	$321	$991	$862	$747	$1,313	$995

(1)	Includes commitment increases to existing loans
Originations in 2007 to date have been primarily in Atlanta, New York City, Los Angeles and Chicago.
Paydowns/Payoffs
Loan paydowns (partial payments) and payoffs (payments of all outstanding balance) can fluctuate considerably from period to period and are inherently difficult to predict. With that said, although there have been some quarterly fluctuations, paydowns and payoffs have been generally relatively stable over the last two years.
For the third quarter of 2007, loan paydowns and payoffs were $702 million, up from $617 million during the second quarter of this year, but down from $791 million in the third quarter of 2006. Year-to-date, paydowns were $2.3 billion, slightly lower than the $2.5 billion during the same period in 2006.

	Paydowns/Payoffs
	2007			2006				2005
(in millions)	3Q	2Q	1Q	4Q	3Q	2Q	1Q	4Q
Total commercial real estate	$702	$617	$939	$948	$791	$911	$791	$784

With regard to future paydowns/payoffs, projects securing approximately $0.6 billion of construction loan commitments are complete as of September 30, 2007, while projects securing approximately $1.1 billion are expected to be completed in the fourth quarter of 2007. We anticipate projects securing another $3.0 billion of loan commitments to be completed next year, and projects securing over $1.9 billion of loan commitments to be completed some time in 2009, or perhaps even 2010.

Pending Commercial Real Estate Loans
The following table presents pending commercial real estate loans listed in descending order with respect to stage of completion. In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Term Sheet Issued is in its earliest stages. It has been the Company’s experience that once a loan reaches the Application Received stage it is likely to ultimately close.

	Commercial Real Estate Loans Pending
	September 30, 2007		December 31, 2006		September 30, 2006
(dollars in millions)	#	Amount	#	Amount	#	Amount
Commitment Accepted (1)	—	$—	—	$—	2	$283
Commitment Offered (1)	1	161	1	65	1	110
Application Received	8	888	11	1,003	8	780
Application Sent Out	5	243	4	254	12	1,194
Term Sheet Issued	36	3,375	29	2,625	24	2,393

Total	50	$4,667	45	$3,947	47	$4,760

Condominium:
Construction	41	$3,999	40	$3,561	43	$4,486
Conversion	3	118	2	152	3	207

Total condominium	44	4,117	42	3,713	46	4,693
Other commercial real estate	6	550	3	234	1	67

Total	50	$4,667	45	$3,947	47	$4,760

(1)	These amounts are also included in the Commercial Real Estate Loans — Unfunded Commitments table of this report.
At September 30, 2007, Corus had six pending commercial real estate loans classified as Other Commercial Real Estate. Of the six pending loans, four loans totaling $347 million are collateralized by office properties. The remaining two pending loans, totaling $203 million, are collateralized by mixed use properties which each include a condominium component. At December 31, 2006, Corus had three pending Other Commercial Real Estate loans. The three loans included a $110 million mixed use project, an $89 million apartment project and a $35 million hotel project.
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
Asset Quality
Overview
Until 2007, Corus had particularly good experience with respect to problem loans. Few commercial real estate loans became past due, even fewer were placed on nonaccrual and there was a virtual absence of charge-offs. In 2007, however, Corus began to report higher levels of problem loans and increases in provisions for credit losses (see Allowance for Credit Losses section below). This is the direct result of the recent slowdown in the residential housing market.
Conversion Loans
As of September 30, 2007, we had 39 condominium conversion loans with commitments totaling $723 million. We have seen many instances where either the borrower or a mezzanine lender subordinate to us has supported problem loans with substantial amounts of additional cash in order to support the project. However, since most of our loans are non-recourse, past financial support is no guarantee of future support, particularly if the market weakens further (or, potentially, even if the market stays at its currently depressed levels for an extended period of time).

For those problem loans where the borrower or mezzanine lender chooses not to take the necessary steps to resolve issues, we will not hesitate to foreclose. In the second quarter of this year we completed foreclosing on the asset securing one such loan. At this time, we do not have any other foreclosures underway, but that could change rapidly. Keep in mind that these are all real estate secured loans, so only some portion of the loan is at risk. When originating conversion loans we focused on relatively new, well-located apartment projects.
Construction Loans
Problems which can arise in the financing of for-sale condominium housing can be broken down into three broad categories: (1) projects where construction is at risk of coming to a halt; (2) projects where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) projects where construction is complete, but either (a) sales are weak, and/or (b) presale buyers walk away from their contracts.
As of September 30, 2007, we had no projects where construction problems put completion of the project in doubt. One such loan had given us concerns last quarter, but the sponsor in that loan invested a substantial amount of equity to rectify the problems, and construction is moving ahead relatively smoothly again.
As for uncovered cost overruns, this is an issue many projects experience. The Bank’s position is that construction must be completed, since a partially completed building is of little value. In many cases, we have agreed to provide additional funds to the borrower to enable them to complete the project. As a result, our exposure in those projects is slightly higher than we originally anticipated, but that is one of the risks that we underwrite from the outset, and one of the reasons we target our initial condominium construction loan exposures at approximately 55% to 65% of gross sellout value (i.e., the originally projected sales prices of the condominium units, before associated selling costs). That gives us leeway to absorb some degree of increased exposure.
The final source of risk, deals where construction is complete but weak sales or cancelled contracts put our loan at risk, is the most critical source of risk for Corus. We believe construction coming to a halt will remain an isolated and non-systemic problem. Cost overruns do not radically change the nature of risk in our portfolio. But if condominiums don’t sell to a meaningful degree, the bank will end up foreclosing on projects and potentially taking losses.
If the market deteriorates to the point where a material number of large condominium projects are complete and there are no buyers willing to close on the units at the borrowers’ asking prices, we will likely see a material increase in our problem loans. Today that is not a severe problem. In several cases, borrowers who failed to sell enough condominiums to make a condominium exit viable have negotiated the sale of the asset as apartments at a price more than adequate to pay us off. In some other cases, enough units closed and generated paydowns such that our remaining loan exposure is well secured by the remaining, slow-to-sell inventory. But absorption risk remains an issue we consider extensively.
One of the main factors in much of our underwriting is the existence and strength of presale contracts. In that regard, Florida, where Corus has its greatest concentration of condominium construction loans, $2.4 billion as of September 30, 2007, is one of the more favorable presale markets. Florida sales contracts generally require a non-refundable earnest money deposit of 20% of the purchase price. Las Vegas, another significant market for Corus, is also a presale market, and most of our construction deals there involved deposits of 10% to 15%. While other markets have presales, the practice is either not pervasive or the deposit percentages are not material. If a condominium buyer does not close on their unit, they will lose their deposit. Unit buyers might allege delays, unauthorized changes in the condominium itself, or other claims, in their attempt to void contracts and get deposits back. Whether or not such arguments are successful remains to be seen.
Currently, we have four loans totaling $237.9 million secured by projects in Florida that are complete and are attempting to close on their presales, as well as sell more units. The largest of those loans, for $146.3 million, was completed late during the third quarter, thus it is impossible to know if the project is going to experience a concerning level of presale fallout or not. The other three projects have all experienced a material degree of presale fallout. As of today, we only perceive there to be a risk of loss in one of those three loans. That loan, totaling $25.6 million, is also past due. However, enough sales have occurred that our risk of loss, if any, should be modest.
It is absolutely critical to understand that projects need not sell out in their entirety for our loan to become safe. With regard to our senior secured loans, once the developer has sold between 40% to 50% of the units at the originally projected prices, this is typically sufficient to pay us down to a safe level. Once more than 50% of the units are sold at original prices, our loan will be paid down to a very low and well-secured balance, or even paid off altogether. To the extent we still have balances on loans that are paid down substantially, such balances are highly desirable, being both safe and lucrative, and they might help us partially offset lower origination volume. This situation may not be so desirable for our borrowers or other financial sponsors, who might find it necessary to invest substantial sums to carry the project to full sellout. However, it is not necessarily bad for us.

Of course, we can make errors in our best estimates of value, and absorption is also an absolutely critical consideration that loan-to-sellout ratio often fails to address adequately. So, our sense of risk can sometimes be wrong, and we could incur a loss even though we felt safe at one point. On the other hand, we could be overly concerned, and in the end get paid in full on loans we previously deemed to be concerning.
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
Asset Quality Measures

	As of September 30
(Dollars in thousands)	2007	2006
Allowance for Loan Losses	$62,850	$42,157
Allowance for Loan Losses / Total Loans	1.54%	0.97%
Liability for Credit Commitment Losses	$5,500	$5,500
Nonaccrual and Loans 90 days or more past due (NPLs) (1)	$199,776	$36,616
Other Real Estate Owned (OREO) (1)	$40,387	$—
Total Nonperforming Assets (NPLs + OREO) (1)	$240,163	$36,616
NPLs / Total Loans	4.89%	0.84%

(1)	See the Nonaccrual, Past Due, OREO and Restructured Loans section for additional details.
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

After determining the specific reserve necessary for impaired loans, the Company then estimates a general reserve to be held against the outstanding balances of its remaining (i.e., non-impaired) loan portfolio. For purposes of estimating the general reserve, Corus segregates its commercial real estate secured loans (excluding those which had been identified as impaired) by:
•	Collateral Type — condominium construction, condominium conversion, etc.,

•	Lien Seniority — 1st mortgage or a junior lien (“mezzanine” loan) on the project, and

•	Regulatory Loan Rating — Pass, Special Mention, Substandard, etc.
Corus segregates its small amount of remaining loans (i.e., commercial, residential, overdrafts, and other) by loan type only.
Loss factors, which are based on historical net charge-offs plus a management adjustment factor, are then applied against the balances associated with each of these loan portfolio segments, with the sum of these results representing the total general reserve. The management adjustment factor is intended to incorporate those qualitative or environmental factors that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience.
As of September 30, 2007, the Allowance for Loan Losses includes specific reserves totaling $15.0 million relating primarily to three condominium conversion loans. These loans are also listed as nonaccrual, as discussed later in this report. The reserve amount is determined by comparing the net balance of the loan to the value of the underlying collateral (the associated condominium units). To the extent that the net loan balance exceeds the collateral value, Corus either specifically reserves for the deficiency or, in some cases, charges off the amount.
Collateral values are initially based on an outside independent appraiser’s valuation determined at the inception of the loan. After inception, Corus arrives at an estimate of the fair value of the underlying collateral using the lower of appraised value (typically updated since loan inception if the status of loan raises potential collection concerns) or via internally developed estimates. While updated appraisals were obtained for the three conversion loans with specific reserves; estimates of value developed internally by Corus indicated these three projects could be worth materially less than indicated by the updated appraisals and, as such, internal estimates were used. Corus believes the residential for-sale housing market to be weak, and especially so in those markets where the properties securing these loans are located. This assessment was taken into consideration when the values of the properties securing the loans were estimated.
The general reserve as of September 30, 2007 totaled $43.3 million. As described above, the general reserve is determined by first segregating the portfolio based on collateral type, lien seniority, and regulatory rating, and then applying a loss factor to each group. Loss factors for both condominium construction and conversion loans have increased during 2007 attributable largely to the negative trend in the residential for-sale housing and mortgage markets.
As mentioned above, historical charge-offs are one of the two factors used to determine the total loss factor resulting in the general reserve. During 2007, a particular condominium conversion loan showed signs of a dramatic decline in value, such that the loan was partially charged off (the loan was ultimately foreclosed on and the underlying asset was transferred to OREO). This gave rise to an increase in historical charge-offs for condominium conversion loans. There were no charge-offs associated with condominium construction loans during 2007 and, as such, Corus did not modify its historical loss factor for this category.
The second component of the loss factor, the management adjustment factor, was increased for all condominium loans during 2007. Negative environmental conditions identified in residential for-sale housing markets across the U.S., including those markets where Corus does the majority of its lending, support the increased factors. These include increases in inventories of unsold units, increases in foreclosures, decreases in pricing, and cancellations of condominium pre-sale contracts. The increase in the management adjustment factor was also consistent with recent increases in both nonperforming and potential problem loans. Recent economic data relating to housing starts and permit applications would seem to indicate that further declines may lie ahead.

Finally, the Allowance for Credit Losses includes an “unallocated” portion. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans. The unallocated portion of the Allowance for Loan Losses increased from $2.2 million at December 31, 2006 to $4.6 million at September 30, 2007. Relative to the overall portfolio, this is a relatively minor change. Factors supporting the unallocated reserve include the risks associated with:
•
The extent of condominium purchases over the last several years by speculators (i.e., investors), as opposed to being purchased as a primary residence, and what impact this dynamic may have on condominium prices;

•	The impact of changes in interest rates; and

•
The risk that a material number of homeowners with variable rate loans, especially those with artificially low initial “teaser rates”, may not be able to afford the payments on their loans once they reset. With home prices having fallen in many markets, this could lead to increased foreclosures and inventory.

The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses.
As of September 30, 2007, the Allowance for Credit Losses totaled $68.4 million, an increase of $20.6 million compared to September 30, 2006 and up $17.6 million compared to the beginning of the year.
A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$53,283	$47,686	$50,793	$44,740
Provision for credit losses	15,000	—	32,500	3,000
Charge-offs:
Commercial real estate:
Condominium:
Construction	—	—	—	—
Conversion	—	—	(15,476)	—

Total condominium	—	—	(15,476)	—
Other commercial real estate	—	—	—	—
Commercial	—	(182)	—	(756)
Residential real estate and other	(60)	(177)	(83)	(267)

Total Charge-Offs	(60)	(359)	(15,559)	(1,023)

Recoveries:
Commercial real estate	—	—	—	—
Commercial	—	3	2	3
Residential real estate and other	127	327	614	937

Total Recoveries	127	330	616	940

Balance at September 30	$68,350	$47,657	$68,350	$47,657

In 2007, Corus charged off a total of $15.5 million related to a condominium conversion loan in Naples, Florida. Corus ultimately foreclosed on the property and upon foreclosure, the asset was transferred to Other Real Estate Owned (“OREO”, see the OREO section for further discussion and details).
The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	September 30	December 31	September 30
(in thousands)	2007	2006	2006
Allowance for Loan Losses	$62,850	$45,293	$42,157
Liability for Credit Commitment Losses (1)	5,500	5,500	5,500

Total	$68,350	$50,793	$47,657

(1)	Included as a component of other liabilities

The allocation of the Allowance for Loan Losses was as follows:

	September 30	December 31	September 30
(in thousands)	2007	2006	2006
Commercial real estate:
Condominium:
Construction	$29,860	$24,258	$12,294
Conversion	24,663	15,716	20,751
Other commercial real estate	2,391	1,293	2,620
Commercial	250	1,517	337
Residential real estate and other	1,060	261	966
Unallocated	4,626	2,248	5,189

Total	$62,850	$45,293	$42,157

Commercial Real Estate Loan Charge-off History

(in thousands)	Charge-offs
	Condominium	Condominium	Other
Period	Construction	Conversion	CRE	Total
2007 (YTD September 30, 2007)	$0	$15,476	$0	$15,476
2006	0	0	1,512	1,512
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
2002	0	0	0	0
2001	0	0	0	0
2000	0	0	0	0
1999	0	0	61	61
1998	0	0	18	18

Total Charge-offs	$0	$15,476	$1,591	$17,067

While Corus’ long-term loss history on commercial real estate lending has been quite impressive, that history corresponded to a favorable period of minimal losses for the banking industry. The favorable results of that period were undoubtedly in part a reflection of what was generally a very strong residential housing market across much of the country. The housing market though has now been showing broad-based signs of weakness. That weakness is clearly placing meaningful stress on a number of Corus’ condominium loans, as evidenced by the recent increases in nonaccrual and otherwise nonperforming loans (as discussed throughout this document). As a result, it is quite possible that Corus may experience significant charge-offs. With that said, predicting the amount and/or timing of charge-offs is extremely difficult – any such estimate would hinge on making assumptions regarding, among other things, the future strength of the U.S. economy, future interest rates (all else being equal, higher interest rates will have a damping effect on housing prices), and market perceptions (which can drive behavior as much as any fundamental attributes).
It is Corus’ strong belief that the measure of any company’s success must be made over an entire business cycle, and not by looking at just “good” or “bad” years in isolation from one another. Since 1998, Corus originated over $20 billion in commercial real estate loans and, until recently, had zero charge-offs. While we are now experiencing problem loans and charge-offs, issues which may well get worse – if not materially worse – before they improve, we believe any measure of our overall success in the commercial real estate loan business must also take into account our results of the past decade.

Nonaccrual, Past Due, OREO and Restructured Loans

	September 30	December 31	September 30
(in thousands)	2007	2006	2006
Nonaccrual	$199,039	$72,542	$36,230
Loans 90 days or more past due	737	34,365	386

Total Nonperforming Loans	$199,776	$106,907	$36,616
Other Real Estate Owned (“OREO”)	40,387	8,439	—

Total Nonperforming Assets	$240,163	$115,346	$36,616

Troubled debt restructurings *	$26,515	$—	$—

*	To the extent not included in either nonaccrual or loans 90 days or more past due
Nonperforming Loans - Nonaccrual loans, at September 30, 2007 include three condominium conversion loans and one condominium construction loan. For the conversion loans, the underlying properties are located in Tampa, FL (balance $63.1 million, total commitment $63.4 million), Ft. Myers, FL (balance and total commitment $59.2 million), and San Diego, CA (balance $52.2 million, total commitment $53.4 million). The construction loan had an outstanding balance of $24.5 million, an unfunded commitment of an additional $1.1 million and is collateralized by a property in Miami, FL. The principal factor causing the loans to become nonperforming is the significant weakness in the U.S. residential for-sale housing market. The projects collateralizing these nonperforming loans are experiencing far lower absorption rates than originally envisioned.
Nonaccrual loans are considered to be impaired as disclosed in Note 5 to the Consolidated Financial Statements. Three of the four loans listed as nonaccrual as of September 30, 2007 were also listed as nonaccrual as of June 30, 2007. As of September 30, 2007, these three loans had specific reserves totaling $14.6 million. None of those three loans listed as nonaccrual as of June 30, 2007 had specific reserve allocated to them at that time. Management believes that market conditions have deteriorated though from June 30, 2007, giving rise to lower estimated valuations for the projects securing the loans.
As is typically the case with condominium conversion projects, the projects collateralizing the nonperforming conversion loans entailed only a modest level of improvements to the underlying apartment building (with most of the project’s cost related to the acquisition of the building and associated land). As a result, the “completion” risk associated with these projects is minimal (none of the projects related to nonperforming loans had any meaningful work yet to be completed). Cost overruns on the condominium conversion projects were limited, and, regardless, were funded by the project’s sponsors. The property collateralizing the condominium construction loan is essentially complete with only minor hard cost overruns, primarily funded by the borrower.
The pre-sale of units does not typically occur in the condominium conversion market, and the projects related to Corus’ nonperforming conversion loans had minimal (if any) pre-sales. These projects have had limited sales to date, with none of the projects having sold and closed on more than one-third of the associated units. For the construction project, nearly the entire building was pre-sold, but only slightly over one-third closed to-date. Closings have recently slowed dramatically and current interest payments are not being made.
The outlook for the workout and resolution of the four condominium-secured nonperforming loans, as of September 30, 2007 is uncertain since the general sales outlook is not expected to improve anytime soon. However, for three of the four loans, the borrowers or their mezzanine lenders have made payments to keep the loans current. In the event that borrowers or mezzanine lenders stop making payments on the loans, Corus has the right to foreclose its mortgage lien and take over ownership of the property. Corus is currently in negotiations with the borrower related to the construction loan not being kept current (this loan is also nonaccrual and is included in the nonaccrual category above).
With regard to all of our commercial real estate loans, an outside independent appraiser produces the valuation of the collateral at the inception of those loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate.

For those loans listed as nonperforming as of September 30, 2007, Corus used the lower of the independent appraiser’s valuation or Corus’ internally developed estimate of value for the collateral. While updated appraisals were obtained for three of the nonperforming condominium loans, estimates of value developed internally by Corus indicated values less than indicated by the updated appraisals. Corus believes the residential for-sale housing market to be weak, and especially so in those markets where the properties securing its nonperforming loans are located. This assessment was taken into consideration when the values of the properties securing Corus’ nonperforming loans were estimated.
While the nonperforming loans as of September 30, 2007 have various Completion and Bad Act guarantees, and the company may have claims under these guarantees, no value was assigned to these guarantees in determining collateral value. One of the conversion loans does have a small payment guarantee that is applicable under certain circumstances.
During the third quarter of 2007, a $20.6 million conversion loan (located in Phoenix, AZ) previously reported as nonaccrual was returned to accrual status. The Bank had received all required loan payments for the last six months and management expects full collection of all principal and interest on the loan.
Loans past due 90 days or more at September 30, 2007 primarily relate to a variety of consumer loans. As to previous quarters, nearly the entire amount listed as 90 days or more past due as of December 31, 2006 related to a single loan, which was subsequently paid off in full.
As mentioned above, in many cases where a condominium project is not performing as well as we (or the developer) would like, the borrower, or a mezzanine lender subordinate to Corus, has supported the loan with additional equity. These additional equity contributions have come in many forms, including cash payments that have been used to keep a loan current or, in the case of a delinquent loan, bring it current. As a result of such payments, three of the above nonaccrual loans, totaling $175.4 million, were actually “current” relative to principal and interest as of quarter-end.
Payments received from borrowers on nonaccrual loans can, under certain conditions, be recognized as interest income. During the three and nine months ended September 30, 2007, cash payments on nonaccrual loans recognized as interest income totaled $2.3 million and $4.9 million, respectively. To the extent that either interest payments on nonaccrual loans are not received or payments received are applied to principal, no interest income is recorded. This is referred to as foregone interest. For the three and nine months ended September 30, 2007, foregone interest totaled $2.8 million and $8.5 million, respectively. Importantly, management’s decision with respect to whether to recognize payments received on nonaccrual loans as income or as a reduction of principal may change as conditions dictate.
OREO – The remaining component of nonperforming assets is Other Real Estate Owned (“OREO”), which consists of two properties. The first is an office property located in the suburbs of Chicago, which Corus took possession of in December 2006. Corus recorded the transfer of the loan to OREO in the amount of $8.4 million at that time. In October 2007, Corus sold a portion of the property to a third party for $3.4 million and recognized an immaterial gain.
The second property secures a former condominium conversion loan that Corus foreclosed on in the second quarter of 2007. This property is located in Naples, Florida and is currently being operated as an apartment complex. Corus charged off a total of $15.5 million related to this loan in 2007. The remaining loan balance of $31.9 million was transferred to OREO.
Troubled Debt Restructuring - As of September 30, 2007, Corus had one condominium construction loan (located in San Diego, CA) classified as a troubled debt restructuring (“TDR”) not included above in nonaccrual or 90 days past due. The loan had an outstanding balance of $26.5 million at September 30, 2007 and a total commitment of $38.3 million. The difference in interest income due to the restructuring of the loan was immaterial for both the three and nine months ended September 30, 2007. Loans are classified as TDR when management grants, for economic or legal reasons related to the borrower’s financial condition, concessions to the borrower that management would not otherwise consider. A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan. However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve. Loans classified as TDR are also considered to be impaired.

Potential Problem Loans
Potential Problem Loans (PPL), as defined by the Securities and Exchange Commission, are performing loans (i.e., not currently listed as nonperforming loans) which possess certain weaknesses that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may, as a result, cause such loans to be disclosed in the future as either nonaccrual, 90 days or more past due, or a troubled debt restructuring.
As of September 30, 2007, Corus had nine condominium loans which management considered to be Potential Problem Loans, as follows:

		# of	Funded	Total
Location	Loan Type	Loans	Balance	Commitment
(dollars in millions)
Florida	Construction	3	$98	$138
Florida	Conversion	2	22	23
California	Construction	2	47	59
Georgia	Construction	1	33	33
Georgia	Conversion	1	22	24

Total		9	$222	$277

Corus had previously reported three condominium construction loans as PPL in the Company’s Form 10-Q filing for the period ended June 30, 2007. Two of the three loans continue to be listed as PPL above. The third loan, with a total commitment of $25.6 million, deteriorated further and is classified as a Nonperforming Asset (Nonaccrual) at September 30, 2007.
Deposits
The following table details the composition of Corus’ deposits by product type:

	September 30		December 31		September 30
(in millions)	2007		2006		2006
Retail certificates of deposit	$5,541	71%	$6,001	69%	$5,711	67%
Money market	1,439	18	1,698	20	1,802	21
Demand	280	4	309	4	330	4
NOW	246	3	285	3	284	3
Brokered certificates of deposit	213	3	280	3	289	3
Savings	127	1	132	1	134	2

Total	$7,846	100%	$8,705	100%	$8,550	100%

In 2007, the Bank lowered the interest rates it offers on CDs, relative to the market, in an effort to somewhat reduce deposits and begin to better match deposits with loans.
At September 30, 2007, approximately 57% of the Bank’s $7.6 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 185,000 accounts.
Long-Term Debt – Subordinated Debentures (“Trust Preferred”)
As of September 30, 2007, Corus had $404.6 million in floating rate junior subordinated notes (the “Debentures”). The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events). Interest payments on the Debentures are payable quarterly. So long as an event of default has not occurred (described further below), Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the debenture agreements include failure to pay interest after 20 consecutive quarters of deferral (if such election is ever made), failure to pay all principal and interest at maturity, or filing bankruptcy.

All of the outstanding Debentures are variable-rate, with interest rates ranging from LIBOR plus 1.33% to LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future. However, based on September 30, 2007 market interest rates, the interest payments would be approximately $31 million per annum.
Note that the Debentures were issued to unconsolidated subsidiary trusts of the Company. Each trust’s sole purpose is to issue Trust Preferred Securities with terms essentially identical to the Debentures and then use the proceeds of the Trust Preferred issuance to purchase debentures from the Company. This has been a very common form of raising tax-advantaged capital, especially for bank holding companies.
Other Borrowings
Corus, through its bank holding company, has a $150 million revolving line of credit. The line of credit matures on February 28, 2010, and is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it currently uses the line of credit to fund loan participations that it has entered into with the Bank. As of September 30, 2007, the line of credit had an outstanding balance of $50.8 million.
Capital
Regulatory capital and the associated ratios for Corus and its subsidiary bank as of September 30, 2007 are presented below:

			Tier 1 Risk-Based		Total Risk-Based
	Tier 1 Leverage (1)		Capital (2)		Capital (3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)
Minimum ratios for well-capitalized(4)	N/A	5.00%	N/A	6.00%	N/A	10.00%
Corus Bankshares, Inc.	$1,052,039	11.26%	$1,052,039	14.70%	$1,277,148	17.85%
Corus Bank, N.A.	$951,119	10.31%	$951,119	13.60%	$1,019,469	14.58%

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

Liquidity and Capital Resources
Bank Holding Company
Sources At September 30, 2007, the holding company had cash and marketable equity securities of $167 million and $171 million, respectively, for a total of $338 million. By comparison, the holding company had cash and marketable equity securities of $51 million and $210 million, respectively, for a total of $261 million one year earlier. The cash is held on deposit at the Bank, and the securities are generally investments in equity securities.
In order to be conservative, the holding company has ‘designated’ $44 million of its cash to cover loan participations committed to by the holding company but unfunded as of September 30, 2007 and $14 million to cover dividends declared. It is important to note that while the holding company has earmarked a portion of its cash for participations, this action is one of prudence by management and not the result of any regulatory or legal requirements. Therefore, the holding company had “free and clear” cash and marketable securities aggregating $280 million at September 30, 2007, which could be used for any corporate purpose, such as additional cash dividends to our shareholders, share repurchases, supporting the Bank’s capital position and/or supporting the holding company’s cash flow needs.
The loan participations mentioned above refer to instances where the holding company has purchased a participation in loans originated by the Bank. The holding company generally enters into these participations so that the Company can hold loans greater than the Bank alone would otherwise be able to hold (banking regulations impose various limitations on bank’s extensions of credit). The loans participated in are typically construction loans which, as is the nature of construction loans, are unfunded at inception and may take two or more years to be fully drawn down. The difference between the holding company’s total commitment and the amount actually funded is referred to as the unfunded commitment. As of September 30, 2007 the holding company’s total commitments were $71 million, of which $27 million was funded leaving $44 million unfunded, as cited above.
Between 2003 and 2005, cash and liquidity needs of the holding company were primarily met through the issuance of a form of long-term debt, commonly referred to as “Trust Preferred Securities” (the attributes of these securities are described in the section titled “Long-Term Debt — Subordinated Debentures” of this report). During this period, the holding company issued, through unconsolidated subsidiary trusts, approximately $350 million of Trust Preferred Securities, infusing the majority of the proceeds into the Bank, while retaining enough cash to satisfy its own liquidity needs. Recently, the Bank’s need for capital has changed, and as a result, the holding company has been able to use the Bank as a source of liquidity (see below). In 2006, $25 million of Trust Preferred Securities were issued and the holding company received $99 million of dividends from the Bank. In 2007, the holding company issued an additional $20 million in Trust Preferred securities and received $128 million in dividends from the Bank in the first nine months of 2007. Depending on the Bank’s capital needs, the holding company could seek to issue additional Trust Preferred Securities in the future. However, while the issuance of Trust Preferred Securities has been a reliable source of capital in the recent past, there is no assurance that it will be available in the future.
Additional sources of liquidity available to the holding company include dividends from its marketable equity securities portfolio, interest and points/fees earned from loan participations, and cash that could be generated from sales of its equity securities. Further, the holding company could draw on its revolving line of credit (see discussion in the section titled “Other Borrowings” of this report).
Uses As mentioned above, between 2003 and 2005, the holding company’s primary use of cash was capital infusions into the Bank. The Bank’s capital needs have changed such that the holding company has not made any capital contributions to the Bank since 2005. Additional uses included dividends to shareholders, interest and principal payments on debt, share repurchases, the purchase of marketable securities, and the payment of operating expenses. See the section below regarding the Bank’s liquidity and capital needs for a discussion of the factors impacting the Bank’s capital needs.
Corus Bank, N.A.
Sources At September 30, 2007, the Bank’s liquid assets totaled $4.9 billion, or 54%, of its total assets versus $5.2 billion, or 54% of total assets at September 30, 2006. The Bank’s primary sources of cash include: loan paydowns/payoffs, investment securities that matured or were sold, Bank earnings retained (i.e., not paid to the holding company as a dividend), and capital infusions from the holding company.
Uses The Bank’s principal uses of cash include funding loans (both new loans as well as drawdowns of unfunded loan commitments) and funding the recent net decline in deposits. At September 30, 2007, the Bank had unfunded commercial real estate loan commitments of $3.7 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 30 months, although such fundings could occur more rapidly.

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

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•	The impact on Corus of the problems in the residential housing and mortgage lending markets, including its impact on Corus’ loan originations, credit quality and charge-offs;

•	Continued financial support provided by borrowers, or second mortgage holders, for underperforming loans;

•	The Company’s focus on condominium lending and geographic concentration;

•	The impact of weak sales and/or cancelled contracts on loan paydowns and, ultimately, collateral valuations;

•	The borrower’s ability to complete building construction on time and within budget;

•	The interplay of originations, construction loan funding, and loan paydowns on loan balances;

•	The likelihood that condominiums will remain a permanent fixture in the residential housing market;

•	The risk that higher interest rates could dampen housing prices as well as the demand for housing, which could therefore adversely affect Corus’ business;

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
It should be noted that while using such “shocks” to gauge interest rate risk is standard industry practice, interest rate changes of this sort are in fact very unlikely to occur. As most banks have a diverse mix of fixed versus floating assets and liabilities, with potentially vastly different maturity structures, such a simplistic assumption is quite problematic. With that said, as the vast preponderance of the Bank’s assets and liabilities are floating rate and reset, either directly or indirectly, off of very short-term interest rates, this simplistic assumption is actually reasonable for Corus. The only exceptions in the range of interest rate shocks shown below results from the interest rate floors management has negotiated in many of its floating-rate CRE loans.
Simply put, these interest rate floors set a minimum rate on the loan regardless of how much the underlying index falls (the floor rate is a negotiable term of the loans and therefore varies from loan to loan). Stated differently, the interest rate floor effectively “fixes” the rate of the loan if short-term rates were to fall to a sufficiently low level. Whenever the floor rate is greater than the calculated rate of the loan, and thus becomes the effective rate on the loan, the interest rate floor is said to be “in-the-money.” Currently, none of the CRE loan floors are “in-the-money.” However, if short-term rates were to decline sufficiently, the interest rate floors would help mitigate the downside risk in having an otherwise asset-sensitive balance sheet. This benefit can be seen in the falling rate scenarios.

The following table, which reflects the interest risk positions as of September 30, 2007, and December 31, 2006, illustrates the Bank’s asset-sensitive positions under all interest rate “shock” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end. That is, a 100bp increase in rates for one time period could represent a very different interest rate scenario than another.
Interest rate sensitivity was as follows:

Rate Shock Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp
Percent change in the next twelve months’ net interest income vs. constant rates

September 30, 2007	(5.9)%	(5.7)%	—	6.4%	12.8%
December 31, 2006	(11.7)%	(7.2)%	—	7.3%	14.7%

(1)	These “shocks” represent hypothetical instantaneous and sustained changes from current rates.
The above table indicates that the Bank’s projected interest rate sensitivity, as measured over the next 12 months, has decreased since December 31, 2006. During 2007, both investments and deposits (primarily certificates of deposit) declined. Since investments, on average, have shorter maturities than deposits, the decline in balances had a damping effect on interest rate sensitivity.
It should also be noted that, due to the recent drop in short-term interest rates, short-term rates are currently at a lower absolute level than at December 31, 2006. As discussed above, all else being equal, lower short-term rates result in CRE loans that are closer to being “floored” or in fact cause them to reach their “floor”. While no CRE loans have reached their “floors” at current rates, we do project that CRE loan floors (as discussed above) will have a greater impact in mitigating the Bank’s downside risk under both falling rate scenarios shown above.
As stated previously, the Bank’s interest rate sensitivity model does not attempt to forecast, among other factors, the future absolute level of interest rates, the speed with which those interest rates may change, the overall health of the economy, or the vibrancy of the residential real estate market. Thus, while the model points to greater Bank earnings under higher levels of (short-term) interest rates, such indications, while important, can not be viewed in isolation from the numerous other factors that affect the Company’s earnings power.
Corus is also exposed to price risk with its common stock portfolio in financial industry companies valued at $165.3 million as of September 30, 2007, including net unrealized gains of $59.0 million. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number of
	Total Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
July 1-31, 2007	—	$—	—	1,588,800
August 1-31, 2007	65,300	$14.67	65,300	1,523,500
September 1-30, 2007	318,630	$12.93	318,630	1,204,870
Total	383,930	$13.23	383,930	1,204,870
In April 2004, Corus’ Board of Directors approved the current program to repurchase up to 2,000,000 shares (as adjusted to reflect post-split shares resulting from a 2-for-1 stock split in May 2006). The program expires in April 2009.
On October 25, 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 5 million of the Company’s common shares. Repurchases will be made from time-to-time in the open market or in privately negotiated transactions based on prevailing market conditions and other factors.
This authorization is in addition to the 2 million share repurchase authorization approved by the Board of Directors in April 2004. As of October 25, 2007, the Company had 968,870 shares remaining to be purchased under the 2004 authorization.

ITEM 6: EXHIBITS
3(ii)	Amended By-Laws (1)

10	Summary Description of Corus Bankshares Compensation for Directors (1)(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (3)

(1)	Filed herewith

(2)	Management or Director contract or compensatory plan or arrangement

(3)	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
November 8, 2007	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX
3(ii)	Amended By-Laws (1)

10	Summary Description of Corus Bankshares Compensation for Directors (1)(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (3)

(1)	Filed herewith

(2)	Management or Director contract or compensatory plan or arrangement

(3)	Furnished herewith