Form 10-K
period 2007-12-31
CORUS BANKSHARES INC
filed 2008-02-27
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On June 30, 2007, the Registrant had 56,793,989 common shares outstanding. Of these, 32,407,631 common shares, having an aggregate market value (based on the closing price for these shares as reported by NASDAQ on June 30, 2007) of approximately $559.4 million, were owned by non-affiliates. Common shares outstanding at February 22, 2008 totaled 55,011,680.
Documents Incorporated By Reference
Parts I and II of this Form 10-K incorporate by reference certain information from the Registrant’s 2007 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement dated March 24, 2008 for its Annual Meeting of Shareholders to be held on April 15, 2008.

CORUS BANKSHARES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007

PART I
ITEM 1. BUSINESS
Corus Bankshares, Inc. (“Corus” or the “Company”), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus, through its wholly-owned banking subsidiary, Corus Bank, N.A. (the “Bank”), is primarily focused on commercial real estate lending and deposit gathering. The third, and smaller, business of the Bank is servicing the check cashing industry. Corus’ other activities include investments in the common stocks of financial industry companies as well as participations in certain of the Bank’s larger commercial real estate loans.
Commercial Real Estate Lending
Principal Products and Services
During the past few years, the Company’s lending has focused almost entirely on condominium projects. This activity breaks down into two broad categories – construction of new projects, and conversion of existing apartments into condominiums. Corus also originates condominium inventory loans which are loans secured by the unsold units (“inventory”) of completed condominium construction or conversion projects. Construction loans, however, represent the largest portion of Corus’ condominium loans at 90% of total condominium loan commitments as of December 31, 2007. In 2007, 92% of the Bank’s originations consisted of condominium construction loans.
In addition, towards the end of 2007, the Bank experienced growth in applications for loans to construct office buildings. The Bank lent extensively in this field earlier this decade and virtually all key personnel who originated those types of loans are still employed by the Bank. Management anticipates that in 2008 a significant portion of the Bank’s originations will finance office construction projects, with some limited activity also in other fields such as apartment or hotel financing.
The majority of Corus’ loans are non-recourse, meaning that the loan is secured by the real estate, generally without further benefit of payment guarantees from borrowers. The most significant exception is with respect to completion guarantees. Under a completion guarantee, the guarantor agrees to pay the costs necessary to complete the project in the event project costs exceed the original budget. These guarantees do not protect the Bank from decreases in collateral value but they do help ensure that the Bank’s exposure in a project is not higher than originally expected.
We believe that the business of commercial real estate lending is highly cyclical. Because our business model is based on a concentration in loans secured by condominium construction and conversion loans, Corus is impacted more than most banks by a weak housing market, and our earnings in 2007 reflected the severe deterioration in the residential housing market. Since we hold all of the loans that we make from the date of origination to final payoff, we inevitably hold loans during the stress time of any cycle.
Due to weakness in the residential for-sale housing market, an increasing number of borrowers are requesting extensions and other amendments to their loans. Corus underwrites such requests carefully. We view such requests as an opportunity to keep profitable loans on our books, though a subset of such loans are problematic and are categorized as such.

Certain problem loans involve foreclosure litigation. We foreclosed or otherwise took ownership of assets securing one loan in 2007. Corus is currently operating the property as an apartment complex. As of December 31, 2007, while we had not filed for foreclosure on any other loans, we anticipate commencing foreclosure procedures on three loans in early 2008.
Construction loans almost always have interest reserves and Corus’ construction loans are no exception. An interest reserve allows a certain portion of a borrower’s interest cost to be “capitalized” into the loan balance over the life of the loan. It is Corus’ practice to set the size of interest reserves, such that borrowers will be required to make out-of-pocket interest payments to support slow-to-stabilize or weak loans. Of course, there are exceptions where our interest reserves do carry loans longer than we would like, but generally speaking, our interest reserves will not carry borrowers much past completion of construction. We try to limit increases in interest reserves to situations where our loan balance is very well secured, and such increases represent an opportunity for additional income. While there are exceptions to this practice, we are generally very hesitant to increase interest reserves for projects that are not performing well.
Condominium construction loans carry with them substantial unfunded commitments. As of December 31, 2007, Corus had approximately $3.0 billion of unfunded condominium construction commitments. We focus heavily on total loan commitments and, to a lesser extent, on outstanding balances. We try to maintain liquidity and capital at levels appropriate not only for the funded balances, but also for the unfunded commitments, being cognizant of the fact that loan repayments may not be sufficient to meet all funding requirements pursuant to existing loan agreements.
As of December 31, 2007, we had a pipeline of pending loans totaling $3.0 billion. Much of that business is at a very preliminary stage, and may not come to fruition. Management estimates that as much as $1 billion of the loans in our pipeline might close in the first quarter of 2008.
Principal Markets and Methods of Distribution
The Company’s lending activities are focused in various metropolitan areas in Florida and California, as well as Atlanta, Las Vegas, New York City, and the District of Columbia. Those markets accounted for over 75% of Corus’ loan commitments as of December 31, 2007.
No employees or offices are maintained outside of Chicago. Loan requests are sourced through various channels such as existing customer relationships, loan brokers, and direct contacts established by either customers or loan officers.
Customer Concentrations
The Company has established policies that impose limits on the maximum exposure by customer. As of December 31, 2007, 48% of Corus’ commercial real estate loan portfolio, or $3.6 billion in commitments (funded and unfunded amounts), involved Corus’ 20 largest customers and represented 29 different projects.

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
In addition, Corus attempts to limit Construction Risk through underwriting practices. Corus’ underwriting process focuses on (1) the borrower’s and general contractor’s experience at building comparable buildings, (2) the adequacy of the project budget, and (3) the adequacy of the plans and specifications. Corus also typically requires a very substantial investment of either equity or subordinate debt, which provides other parties with incentives to make sure all aspects of the project are managed properly, and that additional financial strength is brought to bear if necessary.
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
Market Risk -
As mentioned above, Market Risk is the risk that the value of the condominium units will decline such that the proceeds from sales will potentially be inadequate to pay off Corus’ loan. When assessing Market Risk it is important to consider both the estimated aggregate sell-out price of the property assuming it was currently complete and ready for sale, and the pace at which the individual units could be sold (absorption) based on current market conditions, as well as the interplay between the two factors.
Presales are one factor that management looks to in an effort to address market risk. While varying from state to state, projects securing our loans oftentimes involve presales. Presales can provide insight into the extent of consumer interest in a project as well as provide a measure of value at the time of the loan’s origination. This information, however, must be analyzed carefully due to the varying laws and practices in different markets.
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
Conversion loans have characteristics that in some ways make them safer than construction loans, while in other ways they may be more risky (importantly, every project and every loan is different and caution should be used in applying absolutes to the risks associated with any loan). On the one hand, conversion loans can be safer than construction loans since conversion projects can be brought to market much more quickly, making the length of time they are subject to market risk shorter. Of course, this comparison is to construction loans without presales; presales can change the amount of market risk we undertake. On the other hand, conversion loans can be riskier than construction loans since the buildings are often not as well located and, as a result, potentially less attractive assets in the face of a market downturn.
As noted above, the Bank is not currently originating a material amount of new condominium conversion loans. In fact, as of December 31, 2007, conversion loans amounted to only $600 million, or 8%, of total commercial real estate commitments.
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

Personnel and Related Matters
Assessing risk is as much an art as it is a science. In that regard, an experienced and highly capable loan officer group is critical to the Company’s success. Corus currently has 19 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company over 5 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. Furthermore, Corus has been particularly successful in retaining key talent in the commercial lending group, evidenced by very limited turnover in the last five years.
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
The Company has maintained a long-term commission-based incentive plan for the commercial loan officers for many years. While the plan has worked well, in 2007 the Company modified the plan via revisions to the Bank’s existing Commission Program for Commercial Loan Officers (the “Former CLO Program”) as well as the introduction of a new commission program (the “New CLO Program”) (collectively, the “Programs”). The Programs are designed to compensate officers for successfully originating a loan, earning an acceptable interest spread over the term of the loan, and ultimately collecting all amounts in full. Compensation earned under the Programs is earned as commissions, with the size of the commissions being based on the amount of interest, points and fees earned on those loans. Management believes the Programs motivate officers to make safe loans and align the officers’ goals with the Company’s interests.
A fundamental aspect of the Former CLO Program is that it generally requires that a portion of an officer’s commission be withheld by the Bank, and for a substantial period of time (referred to as either “held back” commissions or “holdbacks”). The holdbacks are then at risk of forfeiture in the event the Company suffers a loss on a loan originated by the officer. While this aspect of the Former CLO Program has not changed, the Former CLO Program was modified such that it now applies only to those loans originated through October 31, 2006. Essentially all other material terms and conditions of the Former CLO Program continue, including the potential for future commissions and holdbacks on applicable loans and the terms under which holdbacks might be released or eliminated.
Loans originated on November 1, 2006 and thereafter will be covered by the New CLO Program. Like the Former CLO Program, the New CLO Program is designed to reward commercial loan officers for originating new loans, with commissions calculated in a similar manner to the Former CLO Program. In contrast though, the New CLO Program does not contain a holdback provision. Amounts earned by the officers in any given year, though, are subject to reduction, in that year, to the extent the Bank experiences losses on the officer’s loans. Finally, the commission structure under the New CLO Program is such, that loans originated under the New CLO Program will generally result in commissions that are somewhat lower than what would have resulted under the Former CLO Program.
Mr. Michael G. Stein, who is an executive officer and head of the Company’s commercial real estate loan department, was previously compensated under the terms of the Former CLO Program. As a reflection of the continued increase in Mr. Stein’s supervisory responsibilities, and corresponding decrease in his front-line loan origination responsibilities, he has been transitioned from being compensated under the Former CLO Program to a discretionary compensation plan along the lines of the Company’s other senior officers. Mr. Stein’s transition was effectuated via two separate agreements between the Company and Mr. Stein, entered into in December 2006 and June 2007 (disclosed via Form 8-Ks filed on December 18, 2006, and June 29, 2007, respectively).

Deposit Gathering
With respect to retail banking, the Bank has 11 branches in the Chicago metropolitan area. Through these branches, Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services. Corus markets its deposit products nationwide using competitive rates to attract depositors. These depositors are serviced through a combination of Corus’ call center personnel and an internet-based system. In 2007, the Bank lowered the interest rates it offers on CDs, relative to the market, in an effort to reduce deposits and begin to better match deposits with loans.
As of December 31, 2007, approximately 56% of Corus’ deposits, excluding brokered certificates of deposit, were from customers outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 180,000 accounts.
Servicing the Check Cashing Industry
Finally, Corus provides clearing, depository, and credit services to over 400 check cashing industry locations in the Chicago area and to over 20 locations in Milwaukee, Wisconsin.
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

Employees
At December 31, 2007, Corus employed a total of 520 full-time equivalent persons, consisting of 142 executives, management, and supervisory personnel and 378 staff, clerical, and secretarial employees.
Supervision and Regulation
General
Corus and its subsidiary are subject to regulation and supervision by various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). Corus and its subsidiary are also subject to extensive federal and state statutes, regulations, and policies, the effect of which can be significant and cannot be predicted with a high degree of certainty.
The above referenced statutes, regulations and policies govern many aspects of the Bank, including its scope of business, investments, reserves against deposits, capital levels relative to operations, nature and amount of collateral for loans, and the establishment of branches as well as mergers, consolidations and dividends. Many of these statutes, regulations and policies are intended primarily to protect depositors and the FDIC’s insurance fund.
The following references to material statutes, regulations and policies affecting Corus and its subsidiary are brief summaries thereof and are qualified in their entirety by reference to such statutes, regulations and policies. Any change in applicable law, regulations or policies may have a material effect on the business or operations of Corus and its subsidiary. The operations of Corus and its subsidiary may also be affected by other changes in the policies of various regulatory authorities. Corus cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings.
Bank Holding Company Act of 1956, as amended (the “Act”)
Corus is a bank holding company within the meaning of the Act and is registered as such with the Federal Reserve Board. Under the Act, bank holding companies and their nonbank subsidiaries are subject to the regulation, supervision and examination of the Federal Reserve Board, thus bank holding companies are required to file periodic financial reports with the Federal Reserve Board. The Federal Reserve Board has broad powers to enforce federal banking laws applicable to bank holding companies, including through the imposition of civil money penalties and cease and desist orders for violations of law or practices that are unsafe or unsound. The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before (1) acquiring, merging with, or consolidating into another bank holding company, (2) acquiring substantially all the assets of any bank, or (3) acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.
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
The OCC administers various laws and regulations designed to ensure the safe and sound operation of national banks. Among these are laws and regulations restricting affiliate transactions. Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates. Transactions covered by these provisions, which include bank loans and other extensions of credit to affiliates and bank purchases of assets from affiliates must be on arm’s length terms, cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital, and if a loan or other extension of credit, must be secured by collateral in an amount and quality expressly prescribed by statute. For these purposes, an affiliate includes the bank’s parent bank holding company, the holding company’s nonbank subsidiaries, other companies it is deemed to control and potentially certain other companies. As a result, these provisions materially restrict the ability of the Bank to fund its affiliates, including Corus.
Other safety and soundness laws, regulations and policies address the activities of the Bank, including commercial lending. In 2006, the OCC and other federal bank regulatory agencies issued interagency guidance regarding heightened risk management requirements for depository institutions that have a high concentration of commercial real estate loans on their balance sheets. The guidance requires such institutions to have in place risk management practices and capital levels appropriate to the risk associated with these concentrations. The guidance also indicates that such institutions may be subject to greater supervisory scrutiny. The Company believes it is in compliance with all material aspects of the guidance and does not believe that the guidance adversely affects its commercial real estate lending strategy.

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
In 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged into a single Deposit Insurance Fund (“DIF”). The fixed 1.25% reserve ratios for BIF and SAIF were replaced by a reserve ratio for DIF which will be set annually by the FDIC within a reserve ratio range of between 1.15% and 1.50%. The FDIC set the reserve ratio for 2008 at 1.25%, the same as in 2007. The 2006 legislation also authorized one-time assessment credits for insured depository institutions in existence on December 31, 1996 which paid a deposit insurance assessment prior to that date, and the successors to such institutions. The Bank is an eligible institution and exhausted the one-time assessment credit during the third quarter of 2007.
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
The USA PATRIOT Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. In 2005, the OCC and the other federal bank regulatory agencies issued interagency guidance under the BSA requiring heightened due diligence by depository institutions of existing and prospective “money services business” customers, which include check cashers and companies engaged in certain other businesses. The additional due diligence requirements are intended to address the regulators’ view that money services businesses raise particular money laundering and terrorist financing concerns. As indicated above, the Bank provides services to check cashers and as such is subject to the requirements of the guidance. Corus has reviewed its procedures relative to the guidance and does not believe the guidance materially adversely affects the Company’s operations relating to servicing the check cashing industry.

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
Moreover, prompt corrective action enforcement authority permits banking regulators to reduce a bank’s capital classification below what the numerical capital ratios would otherwise indicate. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 84 and 85 of the 2007 Annual Report under the caption “Liquidity and Capital Resources” for a more detailed discussion of prompt corrective action.
In 2006, the OCC and the other federal bank regulatory agencies issued two sets of proposed revisions to the existing risk-based capital guidelines. The first proposed revisions (“Basel II”) would apply only to a limited number of large banking institutions. The second set of proposed revisions (“Basel IA”) would apply to the remainder of banking institutions, including Corus and the Bank. As proposed, compliance with Basel IA would be voluntary. Banking institutions could adopt the revised Basel IA rules in their entirety or, in the alternative, remain subject to existing risk-based capital rules. As proposed, the risk-based capital treatment for commercial real estate exposure would remain unchanged under Basel IA. In December 2007, the OCC and the other federal bank regulatory agencies adopted a final version of Basel II and indicated an intent to replace the current Basel IA proposal with a new proposed rule. Corus cannot yet determine the effect of a change to the current risk-based capital guidelines, should it occur.
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
Identity Theft Prevention Program
In November 2007, the federal bank regulatory agencies issued final rules expanding the Bank’s obligation to safeguard consumer information. Under the new rules, any financial institution which holds a “covered account” must develop and implement a written program designed to detect, prevent and mitigate identity theft. A “covered account” is a consumer account designed to permit multiple payments or transactions, or any other type of account (including commercial accounts) for which there is a reasonably foreseeable risk from identity theft. The new rules also include guidelines for use in developing a compliant program. The rules become effective January 1, 2008 and compliance is mandatory by November 1, 2008. Corus is in the process of reviewing the new rules and developing an appropriate identity theft prevention program, and does not believe that the new rules will have any material adverse effect on the Bank’s operations.
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

Access to Reports
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the “SEC Filings” link within the Investor Relations section of the Company’s Web site at www.corusbank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
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
The Company’s focus on condominium lending and geographic concentration has adversely affected and could continue to adversely affect the Company’s operations.
Corus has a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. At December 31, 2007, approximately 95% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while Corus’ loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas, including Miami, Los Angeles, San Diego, San Francisco, Atlanta, Las Vegas, New York City, the District of Columbia, Chicago, and Phoenix. While the Company believes that its underwriting guidelines are conservative, the occurrence of adverse events or economic deterioration impacting markets or property type categories in which the Company has concentrations has had, and may continue to have, a more significant adverse effect upon its financial condition than if the loan portfolio were more diverse. Moreover, because the Company is focused nearly exclusively on loans involving the condominium market, a decline in residential buyers’ preferences for condominiums will adversely affect the Company and its results of operations.
The Company’s loan portfolio is subject to construction risk and market risk.
Problems which can arise in the financing of for-sale condominium housing can be broken down into three broad categories: (1) projects where construction is at risk of coming to a halt; (2) projects where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) projects where construction is complete, but either (a) sales are weak, and/or (b) presale buyers walk away from their contracts. Although the Company takes steps to limit these risks, weakening economic conditions in the residential real estate sector, which may be caused by, among other things, supply/demand imbalances and higher interest rates, could increase these risks, causing an increase in nonaccrual and otherwise nonperforming loans. An increase in nonaccrual and otherwise nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which adversely affect the Company’s financial condition or results of operations. Other market risks include the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism, any of which could affect properties securing the loans.
Weakening economic conditions in the residential real estate sector have negatively impacted, and may continue to negatively impact, the Company’s financial condition and results of operations.
Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect, the Company’s loan originations, including the likelihood that pending loans which reach the “Applications Received” stage will ultimately close. While the Company ended the year with a reasonable level of condominium construction loans pending, there can be no assurances that the Company will be able convert these into originations. If the Company is not able to do so, the Company’s financial condition and results of operations will be negatively impacted.

If economic conditions in the residential real estate sector deteriorate to the point where a material number of large condominium projects are complete and there are no buyers willing to close on the units at the borrowers’ asking prices, the Company will likely see a material increase in problem loans. This risk includes both a shortage of buyers and an increase in cancelled contracts. The risk of cancelled contracts is particularly important in the Florida market, which is known as a “pre-sale” market. One of the main factors in our underwriting in this market was the existence and the strength of pre-sale contracts. Generally, the sales contracts in Florida required a non-refundable earnest money deposit of 20% of the purchase price. If a condominium buyer does not close on a unit, the buyer must generally forfeit the deposit. Nevertheless, if these “pre-sale” buyers were to cancel contracts at a material rate, the risk related to our construction loan will increase significantly.
Tightening lending standards to home purchasers may indirectly adversely affect the Company’s results of operations.
Corus has a lending concentration in for-sale housing properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. Since the Company’s customers are condominium developers who sell units to individuals, the tightening of lending standards to individual home purchasers may result in fewer sales by developers which, in turn, would adversely affect the Company’s results of operations.
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
Loan balances result from the complex interplay of originations, funding of construction loans and the paydown of loans from the sales of condominium units. While the Company ended the year with a reasonable level of loans pending, it is difficult to predict the rate at which pending loans will be converted into loan originations. Moreover, it is also difficult to predict both the timing of construction loan funding, the pace of individual condominium sales and the resulting paydowns. As a result, regardless of the Company’s performance in the near term, it is possible that loan balances will decline, which could negatively impact the Company’s results of operations.
The Company’s Allowance for Credit Losses may prove to be insufficient to absorb potential losses in the loan portfolio.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. A critical estimate relates to the level of the Allowance for Credit Losses. Due to the uncertainties inherent in the estimation of the appropriate level of the Allowance for Credit Losses, Corus may sustain credit losses that are greater, perhaps significantly, than the provided allowance. This will in turn most likely require that Corus make significant provision for loan loss charges that will, all else being equal, reduce earnings.

The financial services industry is highly competitive.
All of the Company’s business activities, including principally commercial real estate lending and deposit gathering, face significant competition. Competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies and mutual funds. Some of these competitors may have substantially greater resources than the Company and may benefit from greater name recognition. If the Company is unable to compete effectively, the Company could lose income from loans, deposits and other products and services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Competition depends on a number of factors, including:
•	interest rates and points/fees charged on loans

•	interest rates paid on deposits

•	service charges

•	banking hours

•	locations including ATM access and

•	other service-related products.
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
The Company is subject to price risk related to its portfolio of equity investments.
Corus is exposed to price risk with its common stock portfolio in financial industry companies. This price risk would impact the net income of Corus, in the form of securities losses, should unrealized losses on individual securities be determined to be “other than temporary.” This price risk would also affect any future gains or losses that may be realized upon the sale of certain equity securities or resulting from mergers/acquisitions of any companies held in the portfolio.
The Company may be unable to attract and retain sufficient cost-effective funding.
Virtually all of the Company’s funding comes from traditional deposit products. The Bank promotes selected deposit accounts to both individuals and businesses at competitive rates. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. The retention of existing deposits continues to be a focus of the Company. While the results to date have been strong, there are no guarantees that the Bank will be able to continue to attract deposits nor that account retention will remain high over the long term.

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
The Company is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state laws, regulations, and policies. Generally, cash available to cover holding company payments, including dividends to stockholders of the Company, has been largely derived from dividends paid by the Bank to the holding company. From 2003 to 2005, the Company’s primary funding source was the issuance of a form of long-term debt commonly referred to as “Trust Preferred” securities.
The Trust Preferred securities were issued by Corus’ unconsolidated subsidiary trusts, the proceeds of which were used to purchase Debentures from Corus with terms comparable to the Trust Preferred securities. The debt appears on Corus’ financial statements as “Long-Term Debt — Subordinated Debentures.” While the issuance of Trust Preferred securities has been a reliable source of capital in the recent past, there is no assurance that it will be available in the future. (Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 82 and 84 of the 2007 Annual Report under the captions “Long-Term Debt – Subordinated Debentures” and “Liquidity and Capital Resources”, respectively, for a more detailed discussion of the these securities.)
Importantly, dividends by the Bank to the holding company are subject to various regulatory limitations. Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid by the Bank to the parent company. As of December 31, 2007, the aggregate amount legally available to be distributed to the parent company was approximately $175.0 million, assuming that the Bank continues to be classified as ‘‘well capitalized’’ under the regulations of Prompt Corrective Action. In addition though, bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends or otherwise supplying funds to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. Since the Bank was last notified of its well-capitalized classification, management is not aware of any conditions or events that would have changed such classification. Please refer to Note 15 of the Notes to Consolidated Financial Statements and the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 36 and 84, respectively, of the 2007 Annual Report for a more detailed discussion.
As a function of the foregoing, the Company’s ability to pay dividends to shareholders may be restricted.

The Company operates in a heavily regulated environment.
The banking industry is heavily regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the FDIC’s insurance fund and the banking system as a whole. The Company and the Bank are subject to regulation by the Federal Reserve Board, the FDIC, the OCC, and the Securities and Exchange Commission (the “SEC”). The Company’s business may be impacted not only by competitive factors but also by federal and state laws, regulations, and policies affecting banks and bank holding companies. These statutes, regulations and policies, or the interpretation or implementation of them, may change, and such changes may materially and adversely affect the Company’s business. In addition, federal banking regulators have broad authority to supervise the banking business of the Company and its subsidiary, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of law, rule, regulation, or administrative order. The exercise of such powers by federal banking regulators could have a material adverse effect on the Company’s business.
The USA Patriot and Bank Secrecy Acts could create liabilities for the Company.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although the Company has developed policies and procedures intended to result in compliance, any noncompliance could negatively impact the Company’s results of operations.
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
Income tax regulations are complex and subject to change.
The Company is subject to Federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax laws or regulations could negatively impact the Company’s results of operations.
Ownership of Corus’ outstanding common shares is concentrated in the Glickman Family.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings where nine of the eleven bank branches are located. The other two branch facilities are leased from unrelated parties. In 2007, the Company entered into a third lease agreement for a building that, beginning in 2008, will house Corus’ operations center.

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
Price Range of Common Stock
Corus’ common stock trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are listed on page 44 of the 2007 Annual Report, which is incorporated herein by reference.
Approximate Number of Equity Security Holders
The Company had nearly 22,000 shareholders as of February 22, 2008 including approximately 275 shareholders of record and approximately 21,500 shareholder accounts maintained through brokers.
Dividends on Common Stock
Quarterly cash dividends per common share for the last two years are included on page 44 of the 2007 Annual Report, which is incorporated herein by reference. Dividends were declared and paid on a quarterly basis. Additionally, a $1.00 special cash dividend was declared on June 21, 2007 and paid on August 1, 2007. The declaration of dividends is at the discretion of Corus’ Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus. Furthermore, the payment of dividends is subject to statutory restrictions (see Note 15 on page 36 of the Notes to Consolidated Financial Statements of the 2007 Annual Report, which is incorporated herein by reference) and restrictions arising under the terms of the Company’s Trust Preferred securities offerings (see Note 8 on page 26 of the Notes to Consolidated Financial Statements of the 2007 Annual Report, which is incorporated herein by reference).
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
October 1-31, 2007	236,000	$10.85	236,000	5,968,870
November 1-30, 2007	1,068,870	$9.70	1,068,870	4,900,000
December 1-31, 2007	191,900	$9.57	191,900	4,708,100
Total	1,496,770	$9.87	1,496,770	4,708,100
During the fourth quarter of 2007, the Company successfully completed the 2 million-share repurchase program authorized by the Board of Directors in April 2004. Additionally, in October 2007, the Company’s Board of Directors authorized a new share repurchase program (the “2007 Authorization”) to acquire up to 5 million of the Company’s common shares. As of December 31, 2007, there were 4,708,100 remaining shares authorized for repurchase under the 2007 Authorization.

ITEM 6. SELECTED FINANCIAL DATA
Refer to pages 92 and 93 of the 2007 Annual Report, incorporated herein by reference, for selected financial data.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 48 through 87 of the 2007 Annual Report is incorporated herein by reference.
The information contained under the caption “Forward-Looking Statements” on page 91 of the 2007 Annual Report is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Market Risk Management” on pages 88 through 90 of the 2007 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated herein by reference from the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm on pages 10 through 45 of the Company’s 2007 Annual Report.
Supplementary Statistical Data
This section contains supplementary statistical data provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies. This data should be read in conjunction with Corus’ Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto of the 2007 Annual Report, which is incorporated by reference into Item 7 of this report.
Carrying Value of Securities by Category
The carrying values of securities held by Corus were as follows:

	December 31
(in thousands)	2007	2006	2005
U.S. Government agencies	$3,618,265	$5,178,270	$3,228,016
Common stocks	135,981	217,042	184,541
Mortgage backed securities	—	4,816	—
Other	31,253	31,139	30,081

Total	$3,785,499	$5,431,267	$3,442,638

Maturities of Securities
The scheduled maturities by security type as of December 31, 2007 were as follows:

		Not due at
	One year	a single
(in thousands)	or less	maturity	Total
U.S. Government agencies	$3,618,265	$—	$3,618,265
Common stocks	—	135,981	135,981
Other	—	31,253	31,253

Total	$3,618,265	$167,234	$3,785,499

The weighted-average yield for U.S. Government agencies is based on amortized cost. The weighted-average yield for Common Stocks is based on the market value at December 31, 2007.

		Not due at
	One year	a single
	or less	maturity	Total
U.S. Government agencies	4.78%	—%	4.78%
Common stocks	—	6.93	6.93
Other	—	5.84	5.84
Actual maturities may differ from those scheduled due to prepayments from issuers. Common stock yields, which reflect a tax equivalent adjustment for the 70% dividend received deduction, include the impact of dividend payments only. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

Classification of Loans
Corus’ loans were as follows:

	December 31
(in thousands)	2007	2006	2005	2004	2003
Commercial real estate:
Condominium:
Construction	$3,460,923	$2,615,037	$1,919,232	$801,201	$477,659
Conversion	583,871	1,236,519	1,789,612	789,568	340,167
Inventory	64,215	51,323	96,532	152,051	—
Other commercial real estate	241,658	171,762	599,048	890,101	1,448,185

Total commercial real estate	$4,350,667	$4,074,641	$4,404,424	$2,632,921	$2,266,011
Commercial	41,317	42,319	84,381	109,582	98,621
Residential real estate and other	17,403	25,019	35,706	51,325	69,139

Loans, net of unearned income	$4,409,387	$4,141,979	$4,524,511	$2,793,828	$2,433,771

Mezzanine loans included in total commercial real estate	$123,956	$195,649	$132,432	$111,278	$53,790
Maturities of Loans and Sensitivity to Changes in Interest Rates
The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2007:

	One year	From one	After
(in thousands)	or less	to five years	five years	Total
Commercial real estate:
Condominium:
Construction	$2,141,434	$1,319,489	$—	$3,460,923
Conversion	561,054	22,817	—	583,871
Inventory	4,275	59,940	—	64,215
Other commercial real estate	196,710	43,060	1,888	241,658

Total commercial real estate	$2,903,473	$1,445,306	$1,888	$4,350,667
Commercial	21,781	17,224	2,312	41,317
Residential real estate and other	3,166	3,311	10,926	17,403

Loans, net of unearned income	$2,928,420	$1,465,841	$15,126	$4,409,387

Of the loans maturing after one year, $30.5 million have fixed rates and $1.5 billion have floating or adjustable rates.

Risk Elements in the Loan Portfolio
Nonaccrual, Past Due, OREO and Restructured Loans were as follows:

	December 31
(in thousands)	2007	2006	2005	2004	2003
Nonaccrual
Condominium:
Construction	$105,066	$—	$—	$—	$—
Conversion	177,086	72,472	—	—	—
Inventory	—	—	—	—	—

Total condominium	282,152	72,472	—	—	—
Other commercial real estate	—	—	—	—	7,818
Commercial	28	—	—	—	—
Residential real estate and other	—	70	73	76	78

Total nonaccrual	282,180	72,542	73	76	7,896
Loans 90 days or more past due	463	34,365	544	5,675	1,236

Total Nonperforming Loans	282,643	106,907	617	5,751	9,132
Other real estate owned (“OREO”)	36,951	8,439	—	40	66

Total Nonperforming Assets	$319,594	$115,346	$617	$5,791	$9,198

Troubled debt restructurings (1)	153,453	—	14,727	23,479	6,436

(1) To the extent not included in either nonaccrual or loans 90 days or more past due.
Loan Concentrations
As of December 31, 2007, 95% of Corus’ outstanding commercial real estate loans (94% of total commitments) were collateralized by condominium buildings in major metropolitan areas. Refer to pages 64 through 67 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report, which is incorporated herein by reference, for a breakdown of collateral type by size and geographic distribution.

Analysis of the Allowance for Loan Losses
The activity in the allowance for loan losses was as follows:

	Year Ended December 31
(in thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$45,293	$39,740	$32,882	$36,448	$36,629
Provision for credit losses	66,000	7,500	6,000	—	—
Less charge-offs:
Commercial real estate:
Condominium:
Construction	(7,490)	—	—	—	—
Conversion	(32,958)	—	—	—	—
Inventory	—	—	—	—	—
Other commerical real estate	—	(1,512)	—	—	—
Commercial	—	(756)	(504)	(13)	(1,632)
Residential real estate and other	(179)	(372)	(423)	(652)	(1,663)

Total charge-offs	(40,627)	(2,640)	(927)	(665)	(3,295)

Add recoveries:
Commercial real estate:
Condominium:
Construction	—	—	—	—	—
Conversion	—	—	—	—	—
Inventory	—	—	—	—	—
Other commerical real estate	—	—	—	—	—
Commercial	133	8	218	—	873
Residential real estate and other	693	1,185	1,567	2,099	2,241

Total recoveries	826	1,193	1,785	2,099	3,114

Net (charge-offs)/recoveries	(39,801)	(1,447)	858	1,434	(181)
Reclassification to reserve for loan losses related to unfunded commitments	(500)	(500)	—	(5,000)	—

Balance at end of year	$70,992	$45,293	$39,740	$32,882	$36,448

Net (charge-offs)/recoveries as a percentage of average loans outstanding	(0.98%)	(0.03%)	0.02%	0.06%	(0.01%)

Allocation of the Allowance for Loan Losses
The allocation of the allowance for loan losses was as follows:

	December 31
(in thousands)	2007	2006	2005	2004	2003
Commercial real estate:
Condominium:
Construction	$40,892	$24,258	$14,704	$5,962	$6,211
Conversion	20,332	15,166	13,710	5,876	4,423
Inventory	1,032	550	740	1,131	—
Other commercial real estate	2,375	1,293	4,589	6,623	18,830
Commercial	2,337	1,517	1,393	673	443
Residential real estate and other	175	261	607	3,152	4,205
Unallocated	3,849	2,248	3,997	9,465	2,336

Total	$70,992	$45,293	$39,740	$32,882	$36,448

Mezzanine included in the above	5,318	6,847	3,941	1,077	496
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
Loan Portfolio Composition
The composition of the loan portfolio (based on outstanding balances) was as follows:

	December 31
	2007	2006	2005	2004	2003
Commercial real estate:
Condominium:
Construction	79%	63%	42%	29%	20%
Conversion	13	30	40	28	14
Inventory	1	1	2	5	—
Other commercial real estate	6	4	13	32	59
Commercial	1	1	2	4	4
Residential real estate and other	—	1	1	2	3

Total	100%	100%	100%	100%	100%

Deposits
The following table presents the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2007. The schedule also provides a breakdown between retail certificates of deposit and brokered certificates of deposit.

(in thousands)	Total	Retail	Brokered
Maturing within 3 months	$745,677	$722,066	$23,611
After 3 but within 6 months	795,640	762,090	33,550
After 6 but within 12 months	995,278	961,340	33,938
After 12 months	123,053	8,907	114,146

Total	$2,659,648	$2,454,403	$205,245

Return on Equity and Assets
The following table presents certain ratios relating to Corus’ equity and assets:

	December 31
	2007	2006	2005
Return on average total assets	1.1%	2.0%	2.1%
Return on average common shareholders’ equity	12.6	25.0	21.8
Dividend payout ratio (1)	105.8	26.6	28.4
Average equity to average total assets	8.8	8.0	9.5

(1)	The 2007 ratio includes $1.00 per common share special cash dividend declared on 6/21/07.

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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is on page 47 of the 2007 Annual Report and is incorporated herein by reference.
(c) Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Corus’ internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 46 of the 2007 Annual Report and is incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors of Corus (including the identification of audit committee membership and the financial expert serving on the Audit Committee) is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance” of the 2008 Proxy Statement. For Executive Officers, the following table provides each individual’s name, number of years with the Company, age, principal occupation over the past five years (Executive Vice President – EVP; Senior Vice President – SVP; First Vice President – FVP), and the years each position was held.
Executive Officers of the Registrant

Name and		Principal Occupation
(years with Company)	Age	for Past Five Years	Years
Robert J. Glickman (38)(a)	61	President and Chief Executive Officer	1984 - Present

Randy P. Curtis (10)	49	EVP, Retail Banking	2005 - Present
		SVP, Retail Banking	1997 - 2004

Michael G. Stein (16)	47	EVP, Commercial Lending	1996 - Present

Tim H. Taylor (19)	43	EVP and Chief Financial Officer,	1998 - Present
		Secretary, and Treasurer

Michael E. Dulberg (8)	42	SVP and Chief Accounting Officer	2004 - Present
		FVP and Chief Accounting Officer	2000 - 2004

Michael W. Jump (16)	63	SVP, Operations	2000 - Present

Terence W. Keenan (17)	62	SVP, Commercial Lending	1990 - Present

Richard J. Koretz (16)	44	SVP, Finance	2000 - Present

Joel C. Solomon (10)	53	SVP, Commercial Lending	1997 - Present

Timothy J. Stodder (21)	48	SVP, Commercial Lending	2005 - Present
		FVP, Commercial Lending	1996 - 2005

Daniel A. Niedermeyer (18)	42	FVP, Consumer Lending/Operations	2001 - Present

(a)   Robert J. Glickman is the son of Joseph C. Glickman, the Chairman of the Board of Corus.
All positions held on the previous table are as officers of Corus Bank, N.A. except Robert J. Glickman, Michael G. Stein, Tim H. Taylor, Randy P. Curtis, Michael E. Dulberg and Richard J. Koretz who are also officers of the Company.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the material contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2008 Proxy Statement.

Code of Ethics for Principal Officers
Corus has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. The text of the code of business conduct and ethics is available through the Company website at www.corusbank.com. Additional information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from material contained under the caption “Corporate Governance” of the 2008 Proxy Statement. A copy of the Company’s code of business conduct and ethics will be provided without charge upon written request to the Chief Financial Officer of the Company. The Company will post on its website any amendments to, or waivers from, its code of business conduct and ethics as the code applies to its directors or executive officers.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated herein by reference from the material under the captions “Executive Compensation”, “Compensation Discussion and Analysis” and “Director Compensation” of the 2008 Proxy Statement. Information regarding compensation committee interlocks and insider participation contained under the caption “Corporate Governance” of the 2008 Proxy Statement is incorporated herein by reference. The information in the “Compensation Committee Report” is incorporated herein by reference, however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners, directors and management is incorporated herein by reference from the material under the captions “Principal Shareholders” and “Security Ownership of Directors and Management” of the 2008 Proxy Statement.
Information regarding Corus’ securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material under the caption “Equity Compensation Plan Information” of the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference from the material under the caption “Certain Relationships and Related Transactions” of the 2008 Proxy Statement. Information regarding director independence is incorporated herein by reference from the material under the caption “Corporate Governance” of the 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding Principal Accounting Fees and Services is incorporated herein by reference from the material under the caption “Appointment of Independent Public Accountants” of the 2008 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm are incorporated herein by reference from the following pages of the registrant’s 2007 Annual Report:

(b)	Exhibits:
3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 4.1 to the Form S-8 filing dated May 23, 2006.

3(ii)	Amended By-Laws are incorporated herein by reference from Exhibit 3(ii) to the Form 10-Q filing dated November 8, 2007.

4.1	Form of Junior Subordinated Debt Securities Indenture is incorporated herein by reference from Exhibit 4.1 to the Form 10-K filing dated March 14, 2006.

4.2	Form of Amended and Restated Declaration of Trust is incorporated herein by reference from Exhibit 4.2 to the Form 10-K filing dated March 14, 2006.

4.3	Form of Guarantee Agreement is incorporated herein by reference from Exhibit 4.3 to the Form 10-K filing dated March 14, 2006.

4.4	Summary Schedule of Subordinated Debentures is incorporated herein by reference from Exhibit 4.4 to the Form 8-K filing dated July 2, 2007.

4.5	Amended and Restated Loan Agreement dated February 28, 2007, executed March 6, 2007 is incorporated herein by reference from Exhibit 10.1 to the Form 10-Q filing dated May 10, 2007.

4.6	Amended and Restated Pledge and Security Agreement dated February 28, 2007, executed March 6, 2007 is incorporated herein by reference from Exhibit 10.2 to the Form 10-Q filing dated May 10, 2007.

4.7	Form of common stock certificate incorporated herein by reference from Exhibit 4.3 to the Form S-8 filed on March 28, 2006.

10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated December 7, 2007. (2)

10.2	The 1999 Stock Option Plan is incorporated herein by reference from Exhibit 4.3 to the Form S-8 filing dated April 30, 1999. (2)

10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 16, 2005. (2)

10.4
Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 16, 2005. (2)

10.5
Form of Change of Control Agreement between the Company and certain of its officers from time to time is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated December 7, 2007. (2)

10.6	Summary Description of Corus Bankshares Compensation for Directors is incorporated herein by reference from Exhibit 10 to the Form 10-Q filing dated November 8, 2007. (2)

10.7	Summary of Executive Compensation issued by the Company is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated December 3, 2007. (2)

10.8	Corus Bankshares, Inc. Equity Award and Incentive Plan (As Amended) is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated April 26, 2007. (2)

10.9	Form of Non-qualified Stock Option Agreement under the Equity Award and Incentive Plan is incorporated herein by reference from Exhibit 10.3 to the Form 10-Q filing dated May 10, 2007. (2)

10.10	Commission Agreement and Release between the Company and Michael G. Stein is incorporated herein by reference from Exhibit 10.11 to the Form 10-K filing dated February 27, 2007. (2)

10.11	Form of Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated March 15, 2007. (2)

10.12	Form of Performance Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated March 15, 2007. (2)

10.13
Compensation Agreement entered into June 25, 2007 by and between Corus Bank, N.A. and Michael Stein is incorporated herein by reference from Exhibit 10.2 to the Form 10-Q filing dated August 7, 2007. (2)

10.14
Amendment of Existing Commission Program and Announcement of New Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated December 7, 2007. (2)

11	Computation of Net Income Per Share is incorporated herein by reference from page 40 of the registrant’s 2007 Annual Report. (1)

13
Registrant’s 2007 Annual Report (excluding the portions that are not specifically incorporated by reference in this Annual Report on Form 10-K appearing on pages 1 through 9 and 94 through 96 of the 2007 Annual Report). (1)

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

February 26, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Glickman	Chairman of the Board of Directors	February 26, 2008
Joseph C. Glickman

/s/ Robert J. Glickman	President, Chief Executive Officer,	February 26, 2008
Robert J. Glickman	& Director

/s/ Tim H. Taylor	Executive Vice President & Chief	February 26, 2008
Tim H. Taylor	Financial Officer

/s/ Michael E. Dulberg	Senior Vice President & Chief	February 26, 2008
Michael E. Dulberg	Accounting Officer

/s/ Robert J. Buford	Director	February 26, 2008
Robert J. Buford

/s/ Kevin R. Callahan	Director	February 26, 2008
Kevin R. Callahan

/s/ Rodney D. Lubeznik	Director	February 26, 2008
Rodney D. Lubeznik

/s/ Michael J. McClure	Director	February 26, 2008
Michael J. McClure

/s/ Peter C. Roberts	Director	February 26, 2008
Peter C. Roberts

EXHIBIT INDEX
11	Computation of Net Income Per Share is incorporated herein by reference from page 40 of the registrant’s 2007 Annual Report. (1)

13
Registrant’s 2007 Annual Report (excluding the portions that are not specifically incorporated by reference in this Annual Report on Form 10-K appearing on pages 1 through 9 and 94 through 96 of the 2007 Annual Report). (1)

23	Consent of Independent Registered Public Accounting Firm (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (3)

(1)	Filed herewith

(2)	Management or Director contract or compensatory plan or arrangement

(3)	Furnished herewith