Form 10-Q
period 2008-03-31
CORUS BANKSHARES INC
filed 2008-05-08
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of April 30, 2008, the Registrant had 55,018,380 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31	March 31
(dollars in thousands, except per share data)	2008	2007	2007
Assets
Cash and due from banks – noninterest-bearing	$90,312	$76,707	$113,805
Federal funds sold	647,400	586,500	703,200

Cash and Cash Equivalents	737,712	663,207	817,005
Securities:
Available-for-sale, at fair value
U.S. Government agencies (amortized cost $3,304,369, $3,619,875 and $4,871,781)	3,311,454	3,618,265	4,869,197
Certificates of deposit (amortized cost $300,000)	300,000	—	—
Equity securities (cost $51,966, $101,981 and $119,456)	66,014	135,981	203,057
Other securities (amortized cost $3,332, $3,308 and $8,736)	4,079	4,492	9,939

Total Securities	3,681,547	3,758,738	5,082,193
Loans, net of unearned income	4,556,935	4,409,387	3,849,557
Less: Allowance for loan losses	87,477	70,992	48,924

Loans, net	4,469,458	4,338,395	3,800,633
Other real estate owned	53,174	36,951	8,439
Accrued interest receivable	29,374	34,550	36,047
Premises and equipment, net	28,001	26,875	27,088
Other assets	72,791	67,861	29,970
Goodwill, net of accumulated amortization	—	—	4,523

Total Assets	$9,072,057	$8,926,577	$9,805,898

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$245,935	$254,477	$299,457
Interest-bearing	7,537,851	7,365,205	8,100,543

Total Deposits	7,783,786	7,619,682	8,400,000
Long-term debt – subordinated debentures	404,647	404,647	384,028
Other borrowings	47,249	54,945	71,768
Accrued interest payable	16,255	17,257	22,697
Dividends payable	13,762	13,761	14,062
Other liabilities	34,643	26,888	58,957

Total Liabilities	8,300,342	8,137,180	8,951,512
Shareholders’ Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 55,012,380, 55,011,680 and 56,247,378 shares outstanding, respectively)	2,751	2,751	2,812
Surplus	43,353	44,602	31,803
Equity awards outstanding	8,720	8,215	9,582
Retained earnings	704,162	713,416	758,618
Accumulated other comprehensive income	12,729	20,413	51,571

Total Shareholders’ Equity	771,715	789,397	854,386

Total Liabilities and Shareholders’ Equity	$9,072,057	$8,926,577	$9,805,898

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(in thousands, except per share data)	2008	2007

Interest, Points and Fees, and Dividend Income:
Interest, points and fees on loans	$100,977	$113,716
Federal funds sold	3,807	5,278
Securities:
Interest	37,712	65,869
Dividends	1,180	1,657

Total Interest, Points and Fees, and Dividend Income	143,676	186,520

Interest Expense:
Deposits	88,886	103,379
Long-term debt – subordinated debentures	7,067	7,397
Other borrowings	801	905

Total Interest Expense	96,754	111,681

Net Interest Income	46,922	74,839
Provision for credit losses	36,800	5,500

Net Interest Income After Provision for Credit Losses	10,122	69,339

Noninterest Income:
Service charges on deposit accounts	2,486	2,739
Securities gains/(losses), net	10,978	(15,253)
Other real estate owned	706	97
Other income	944	1,001

Total Noninterest Income/(Loss)	15,114	(11,416)

Noninterest Expense:
Employee compensation and benefits	9,046	11,030
Other real estate owned/Protective advances	4,057	1,108
Insurance – FDIC	1,594	260
Net occupancy	1,258	1,145
Data processing	470	610
Depreciation – furniture & equipment	441	461
Other expenses	3,085	3,196

Total Noninterest Expense	19,951	17,810

Income Before Income Taxes	5,285	40,113
Income tax expense	777	13,724

Net Income	$4,508	$26,389

Net Income per Common Share:
Basic	$0.08	$0.47
Diluted	$0.08	$0.46

Cash Dividends Declared per Common Share	$0.25	$0.25

Average Common Shares Outstanding:
Basic	55,012	56,247
Diluted	55,829	57,864
See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2007	$2,751	$44,602	$8,215	$713,416	$20,413	$789,397

Net income	—	—	—	4,508	—	4,508
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(715)	(715)
Reclassification adjustment for net gains realized in net income	—	—	—	—	(10,978)	(10,978)
Income tax effect	—	—	—	—	4,009	4,009

Comprehensive loss						(3,176)

Share-based compensation	—	—	517	—	—	517

Restricted stock vested, 700 common shares	—	10	(12)	—	—	(2)

Tax benefit of restricted stock dividends	—	3	—	—	—	3

Loss sharing under the Commission Program for Commercial Loan Officers	—	(1,262)	—	—	—	(1,262)

Cash dividends declared on common stock, $0.25 per common share	—	—	—	(13,762)	—	(13,762)

Balance at March 31, 2008	$2,751	$43,353	$8,720	$704,162	$12,729	$771,715

See accompanying notes.
THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	—	—	—	26,389	—	26,389
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(19,931)	(19,931)
Reclassification adjustment for net losses realized in net income	—	—	—	—	15,253	15,253
Income tax effect	—	—	—	—	1,648	1,648

Comprehensive income						23,359

Share-based compensation	—	—	545	—	—	545

Shares issued under stock option plans, 1,400 common shares	—	20	(3)	—	—	17

Cash dividends declared on common stock, $0.25 per common share	—	—	—	(14,062)	—	(14,062)

Balance at March 31, 2007	$2,812	$31,803	$9,582	$758,618	$51,571	$854,386

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,508	$26,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,800	5,500
Depreciation and amortization	630	646
Accretion of investment discounts	(36,061)	(62,162)
Deferred income tax benefit	(10,130)	(7,750)
Securities (gains)/losses, net	(10,978)	15,253
Change in commisions held back (1)	(1,590)	1,057
Share-based compensation expense	517	545
Excess tax benefits from share-based payment arrangements	(1)	(7)
Loss on other real estate owned	2,948	—
Decrease in accrued interest receivable and other assets	13,808	8,296
Decrease in accrued interest payable	(1,002)	(4,784)
Increase in other liabilities	10,150	23,706

Net cash provided by operating activities	9,599	6,689

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available-for-sale securities	2,220,651	3,801,394
Proceeds from sales of available-for-sale securities	60,994	—
Purchases of available-for-sale securities	(2,169,110)	(3,436,174)
Net (increase)/decrease in loans	(185,263)	290,279
Recoveries of previously charged-off loans	159	282
Purchases of premises and equipment	(1,756)	(358)

Net cash (used in)/provided by investing activities	(74,325)	655,423

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase/(Decrease) in deposit accounts	160,687	(304,675)
(Decrease)/Increase in other borrowings, net	(7,696)	32,349
Cash proceeds from stock option exercises	—	10
Excess tax benefits from share-based payment arrangements	1	7
Cash dividends paid on common shares	(13,761)	(14,062)

Net cash provided by/(used in) financing activities	139,231	(286,371)

Net increase in cash and cash equivalents	74,505	375,741
Cash and cash equivalents at January 1	663,207	441,264

Cash and cash equivalents at March 31	$737,712	$817,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$97,756	$116,465
Noncash Investing and Financing Activities:
Loan transferred to Other Real Estate Owned	$18,591	$—
Loan charge-offs	19,124	2,151
See accompanying notes.

(1)	Pursuant to the Commission Program for Commercial Loan Officers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim period may not be indicative of results to be expected for the full year.

2.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” The Company has decided not to apply the fair value option to any of its assets or liabilities.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). The staff position delays the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS 157 to January 1, 2009, for items within the scope of the staff position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Corus is currently evaluating the impact, if any, that SFAS 161 will have on the notes to consolidated financial statements.

3.	Allowance For Credit Losses

The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $94.8 million at March 31, 2008, which was comprised of an $87.5 million Allowance for Loan Losses and a $7.3 million Liability for Credit Commitment Losses.

In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded provisions for credit losses of $36.8 million and $5.5 million in the first three months of 2008 and 2007, respectively.

A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Balance at beginning of period	$76,992	$50,793
Provision for credit losses	36,800	5,500
Charge-offs	(19,124)	(2,151)
Recoveries	159	282

Balance at March 31	$94,827	$54,424

4.	Impaired Loans

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following table presents details of impaired loans:

	March 31	December 31	March 31
(in millions)	2008	2007	2007
Outstanding balances	$547	$438	$197
Outstanding balances of impaired loans with a specific reserve	82	114	63
Specific reserve on impaired loans	11	13	4

For the three months ended March 31, 2008, and 2007, average impaired loans totaled $537 million and $136 million, respectively. Interest income recognized on those loans during the periods in which they were impaired was $2.3 million and $1.1 million, respectively.

Nonaccrual loans, included in impaired loans listed above, totaled $420 million and $196 million as of March 31, 2008 and March 31, 2007, respectively. The interest foregone on nonaccrual loans for the three months ended March 31, 2008, and 2007, was $8.0 million and $2.3 million, respectively. At March 31, 2008, impaired loans also included a $125 million loan classified as a troubled debt restructuring. Interest income was $1.1 million less due to the restructuring of the loan during the three months ended March 31, 2008.

5.	Long-Term Debt – Subordinated Debentures

Subordinated debentures outstanding totaled $404.6 million as of March 31, 2008. The stated maturities of the instruments range from 2033 through 2037. Interest and fees included in interest expense totaled $7.1 million for the three months ended March 31, 2008, and $7.4 million for the three months ended March 31, 2007. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of March 31, 2008, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.

6.	Other Borrowings

On April 8, 2008 (effective March 31, 2008), Corus voluntarily entered into a First Amendment to the Amended and Restated Loan Agreement (“Agreement”) dated as of February 28, 2007. The amendment reduced the line of credit commitment to $50 million. In addition, the fee on the average unused commitment was eliminated. Interest payments continue to be due quarterly and are computed at an annual interest rate of LIBOR plus 1.40% on any outstanding balances. The maturity of the Agreement remains unchanged at February 28, 2010.

The line of credit is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it has historically used the line of credit to fund loan participations that it had entered into with the Bank. As of March 31, 2008, the line of credit had a balance of $46.9 million.

Loan covenants include requirements for Corus and the Bank to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of March 31, 2008.

7.	Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended
	March 31
(in thousands, except per-share data)	2008	2007
Numerator:
Net income attributable to common shares	$4,508	$26,389

Denominator:
Average common shares outstanding — Basic	55,012	56,247
Effect of dilutive potential common shares	817	1,617

Average common shares outstanding — Diluted	55,829	57,864

Net income per share:
Basic	$0.08	$0.47
Diluted	0.08	0.46

For the three months ended March 31, 2008, and 2007, stock options outstanding to purchase 3,255,010 shares and 643,920 shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

8.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the three months ended March 31, 2008 and 2007, and Corus does not expect to make any contributions to the plan for the remainder of 2008.

Net periodic benefit cost was comprised of the following:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Service cost	$244	$275
Interest cost	401	377
Expected gain on plan assets	(449)	(464)

Net Periodic Benefit Cost	$196	$188

9.	Income Taxes

Income tax expense was $777,000, or 14.7% of pretax income, in the first quarter of 2008, compared to $13.7 million, or 34.2% of pretax income, in the first quarter of 2007. The decrease in the effective tax rate in 2008 compared to 2007 is due primarily to the impact of changes in Illinois state income tax laws. In 2008, the State of Illinois passed legislation that results in a higher effective state income tax rate for the Company. While the increase in the effective state tax rate increases taxes on current year income, it also has the “beneficial” impact of increasing the value of existing deferred tax assets. State of Illinois deferred tax assets increased as a result of the new legislation by $1.2 million. This is reflected, on an after-tax basis, in the Company’s tax expense as a reduction in taxes of $785,000.

In addition to the impact of state income tax changes, Corus’ effective tax rate declined due to the more pronounced effect of certain tax-favored income, namely dividend income. While first quarter pretax income fell by 87% compared to the prior year, dividend income, 70% of which is not taxable, declined by only 29% thus increasing its relative impact on taxes. Excluding the impact of both the Illinois tax change and the dividend income effect, Corus’ effective tax rate for the first quarter would have been 34.1%.

10.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. In accordance with FSP 157-2, the Company will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever possible;

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by data in the market;

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques primarily include the use of discounted cash flow models.

The table below presents the balances of assets measured at fair value on a recurring basis (no liabilities were measured at fair value at March 31, 2008).

	Fair Value at March 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. Government agencies	$3,311,454	$—	$—	$3,311,454
Certificates of deposit (1)	—	300,000	—	300,000
Equity securities	66,014	—	—	66,014
Other securities	4,079	—	—	4,079
Interest rate swap agreements	—	3,270	—	3,270

Total	$3,381,547	$303,270	$—	$3,684,817

(1)
Represents amounts purchased from five U.S. banks on March 19 and 20, 2008, with a weighted average maturity of 61 days, as of March 31, 2008. Given the nature of the investment, combined with the minimal time to maturity, carry value is considered a reasonable approximation for fair value.

In addition, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with Generally Accepted Accounting Principles. These adjustments to fair value usually result from write-downs of individual assets. Disclosure is required for those assets which are both, still recorded on the Company’s balance sheet at fair value as of March 31, 2008, and where the nonrecurring fair value measurement resulted in a gain or loss during the three months ending March 31, 2008.

Non-financial assets measured at fair value on a non-recurring basis include other real estate owned. As stated above, SFAS 157 will be applicable to these fair values measurements beginning January 1, 2009.

The following table provides the Level of valuation assumptions used to determine each adjustment, the fair value of the related individual assets or portfolios at March 31, 2008 and the aggregate gain or loss recorded. Estimates of cost to sell of $9.2 million have not been incorporated into the fair values as presented below (i.e., the fair value amounts have not been reduced for estimated costs to sell).

					Three Months Ended
	Fair Value at March 31, 2008				March 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)

Loans (1)	$—	$—	$255,436	$255,436	$(17,540)

(1)
Represents the fair value related to certain impaired collateral dependent loans (collateralized by real estate). Impairment was measured based on the fair value of the real estate, which was derived from either appraisals or based on internally-developed models. Both the appraisals and the internally-developed models, while based on observable transactions involving similar assets in similar locations, rely heavily on unobservable data such as estimated sales velocity.

11.	Subsequent Events

In April 2008, Corus sold its remaining common stock portfolio. The market value at the time of the sales was $67 million, and gave rise to the Company realizing approximately $15 million of security gains (which will be reflected in second quarter 2008 income).

Additionally, on April 29, 2008, Corus’ Board of Directors approved the elimination of the quarterly cash dividend on the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS SUMMARY
Corus Bankshares, Inc. (“Corus” or the “Company”), incorporated in Minnesota in 1958, is a bank holding company registered under the Bank Holding Company Act of 1956. Corus, through its wholly-owned banking subsidiary, Corus Bank, N.A. (the “Bank”), is primarily focused on commercial real estate lending and deposit gathering. The third, and smaller, business of the Bank is servicing the check cashing industry. Corus’ other activities have historically included investments in the common stocks of financial industry companies as well as participations in certain of the Bank’s larger commercial real estate loans.
EXECUTIVE OVERVIEW
2007 was a very difficult year for many banks and financial institutions in our country, as it was for Corus. Unfortunately, 2008 appears to be shaping up to be at least as difficult. The Company’s earnings for the first three months of 2008 were only $4.5 million, which followed a similarly low level of earnings during the fourth quarter of 2007. Severe disruption in the mortgage, housing and credit markets that developed during 2007, and continued into 2008, has led to significant increases in nonaccrual loans, charge-offs and loan loss provisions for Corus. The Company anticipates these difficulties will persist for some time. In addition, during 2007 the competition for deposits increased dramatically. This competition, which has continued through the first quarter of 2008, has given rise to some of the highest deposit costs (relative to U.S. Treasuries) in the Company’s history. While the increased deposit costs are to some degree another manifestation of the overall liquidity ‘crunch’ in the credit markets, it is harder to gauge how long it will take before these costs return to ‘normal’ levels.
While such low earnings are disappointing, we remain confident in our business model and fully expect Corus to be able to absorb any losses that may occur. We continue to have a strong capital position, strong liquidity and an excellent management team.
During the first quarter of 2008, Corus recorded a provision for credit losses of $37 million, which, after charge-offs of $19 million related to condominium-secured commercial real estate loans, added $18 million to its loan loss reserves. The provision was in response to both issues with specific loans as well as declines in the quality of our portfolio overall. Credit concerns resulted in nonaccrual commercial real estate loans increasing dramatically to $420 million at March 31, 2008, up from $282 million at December 31, 2007, and $196 million one year ago. Due to the nonaccrual loans, interest income during the first quarter of 2008 was $8 million lower than if the loans had been accruing normally.
Elimination of Dividend
The Board of Directors, at its April 29, 2008 meeting, decided to eliminate the quarterly cash dividend on the Company’s common stock. The decision to eliminate the quarterly cash dividend, which took into account various factors, was a move to maintain our holding company’s reserves to weather this downturn. This action was an important step to maintain our capital and cash reserves at strong levels. The decision to eliminate the dividend was not taken lightly. We had been proud, justifiably, that our cash dividend had been increased for 30 consecutive years, until now – a record that very few public corporations could claim.
Maintaining a solid capital base has been one of our guiding principles for many years. We have established an internal capital goal for Corus Bank that we believe is sound and takes into account our overall risk position and significantly exceeds regulatory requirements (as well as significantly exceeding the capital levels maintained by our peer banks). Our internal goal is the sum of: (1) the amount required to meet the regulatory definition of ‘well capitalized’ (the highest rating possible), plus (2) a cushion equal to approximately 35% of that regulatory threshold. The amount required for Corus Bank to meet the regulatory definition of well capitalized is approximately $700 million. The Bank’s capital (simply Bank equity plus loan loss reserves) at March 31, 2008, totaled $1.0 billion, well above the regulatory thresholds.
In addition to the cushion maintained at the Bank, our holding company had bank deposits at April 29, 2008, of $208 million, all of which was unpledged and available for any corporate use. This figure reflects Corus having sold its remaining common stocks in April 2008; the proceeds from those stocks sales, which had a then market value of $67 million, were deposited at the Bank. This action, which resulted in the Company realizing approximately $15 million of security gains (which will be reflected in our second quarter 2008 results), reflects a move to even greater conservatism on the part of the Company in the face of a very difficult market.

So, we have two levels of cushion to protect ourselves from unforeseen losses. Our Bank has a strong capital cushion and the holding company has built up strong and meaningful cash reserves, which could be used to bolster the Bank if needs arose.
In addition to maintaining very strong levels of capital, one of Corus’ other core principles has been to maintain very large levels of liquidity at Corus Bank. As of March 31, 2008, the Bank held $4.3 billion in its investment portfolio, with virtually the entire portfolio invested in very safe, short-term investments. Over the past year, many companies have announced significant losses in their investment portfolios, particularly those tied to subprime mortgages. To be clear, Corus does not invest in any mortgage-backed securities (whether MBS or CMOs), collateralized-debt obligations, auction-rate securities (or any of the other more esoteric instruments recently giving rise to outsize losses).
Originations
In spite of the difficult market conditions, Corus successfully originated $821 million in new commercial real estate loans during the first three months of 2008. This was not only substantially higher than the $321 million of originations during the first quarter of 2007, but in fact above the highest level of quarterly originations during 2007. With the potential for a near-term recession and with a goal of not adding any new problem loans to our portfolio, we are mindful to approach new business with a cautious, even pessimistic, view of the markets. We are pleased to report that over half of the 2008 first quarter originations were in the office sector. We are seeing new opportunities in the office, apartment, and hotel markets as a result of the upheaval in financial markets. We expect to see a considerable portion of our near-term originations in these three non-condominium sectors as well. We are pleased to create diversification in our loan portfolio by property type.
Summary
In summary, our main focus at this time is to manage our business safely during this tremendous downturn and to be poised to take advantage of any market opportunities which may arise. We are not contemplating any major changes in our business model. We fully expect Corus to be able to absorb any losses that may occur, even assuming the housing crisis deepens further and extends to 2010 before there is meaningful recovery. We continue to have a strong capital position, strong liquidity, and an excellent management team. We are confident that we can weather this storm.
RESULTS OF OPERATIONS
For the three months ended March 31, 2008, net income was $4.5 million, or $0.08 per share on a diluted basis, compared to net income of $26.4 million, or $0.46 per share on a diluted basis, in the same period of 2007.
Earnings for the first quarter of 2008 represented annualized returns of 2.2% on average equity and 0.2% on average assets compared to 12.4% and 1.1%, respectively, for the same period in 2007.
Net Interest Income and Net Interest Margin
Net interest income, which is the difference between income on earning assets (interest, points and fees, and dividends) and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.
For the three months ended March 31, 2008, Corus reported net interest income of $46.9 million and a NIM of 2.14%. These results represent declines from the three months ended March 31, 2007 when Corus reported net interest income of $74.8 million and a NIM of 3.10%. The results are also a significant decrease from the three months ended December 31, 2007, when Corus reported net interest income of $61.8 million and a NIM of 2.81%.
The primary drivers of the continued downward pressure on net interest income and net interest margin, both relative to one year ago and last quarter, are unusually high deposit yields (relative to U.S. Treasuries), falling short-term interest rates and an increasing level of nonaccrual loans. Points and fees, while similar during the first quarter of 2008 and fourth quarter of 2007 (at around $15 million in each quarter), are lower than the $20 million level during the first quarter of 2007. These negative pressures were somewhat offset by higher spreads on the Bank’s investment portfolio and wider effective spreads (relative to Treasuries) on Corus’ commercial real estate floating rate loans (the latter a function of the unusually wide spread between 3-month LIBOR, which Corus’ loans are priced off of, and Treasuries).
During the first quarter of 2007 Corus’ overall yield on interest bearing deposits was about 5%, during which time the 3-month Treasury bill yield averaged just over 5%. Thus, our deposits were essentially ‘flat’ to short-term Treasuries. In contrast, while deposit yields fell slightly during the first quarter of 2008 to 4.75%, the 3-month Treasury bill yield averaged just over 2%, meaning our deposit yield averaged 2.75% over Treasuries. Although, as cited, higher spreads on the Bank’s investment and commercial real estate floating rate loan portfolios mitigated this impact, the net impact was still negative.

The significant increase in nonaccrual loans, which grew from an average of $135 million in the first quarter of 2007 to $385 million in the first quarter of 2008, also negatively impacted net interest income. While Corus did record some interest income on these loans during both periods, net interest income was $8.0 million lower during the first three months of 2008, as compared to $2.3 million lower during the first three months of 2007, than it otherwise would have been had the loans been performing and accruing.
Finally, loan points and fees were $14.9 million during the three months ended March 31, 2008, a decline of $5.6 million compared to the three months ended March 31, 2007. The decline in loan points and fees was primarily due to the decline in loan originations over the past few years.
Nonaccrual Loans - The accrual of interest income is discontinued on any loan for which payment in full of principal or interest is not expected. In addition, a loan will be placed in nonaccrual status if the loan is past due for a period of 90 days or more unless the loan is both well-secured and in the process of collection. For a loan to be “in process of collection,” the timing and amount of repayment must be reasonably certain.
When a loan is placed in nonaccrual status, to the extent collection is not expected, previously accrued but uncollected interest is reversed against interest income. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal, which may change as conditions dictate. Loans may be returned to accrual status when the obligation is brought current or the borrower has performed in accordance with contractual terms of the loan for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is expected. At March 31, 2008 and 2007, with the exception of one rental apartment loan, all of the other loans classified as nonaccrual were condominium loans. The rental apartment loan was previously classified as a condominium loan, but was reclassified to rental apartment in 2007 as the borrower opted not to convert the property to condominiums based on the weakness of the local condominium market. (See the “Nonaccrual Loans, OREO and Restructured Loans” section for further discussion and details).
Given that yields are significantly different on loans classified as nonaccrual as compared to yields on accruing loans, Corus has listed them separately on the table of “Average Balance Sheets and Net Interest Margin.”
See Part I, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.
Loan Yields - The yield on accrual loans was 9.64% during the first quarter of 2008. While this yield is a decline from the fourth quarter of 2007, and even more so from the first quarter of 2007, the first quarter 2008 yields represented an increased spread over short-term treasury rates as compared to prior periods. This increased spread was primarily a result of two factors: 1) A continued decline in short-term interest rates over the past six months. As a result of almost all of our floating rate commercial real estate loans re-pricing quarterly, many loans had not yet “fully” re-priced down to these new lower interest rate levels; and 2) the cited unusually wide spread between 3-month LIBOR, which Corus’ floating rate commercial real estate loans are priced off of, relative to comparable Treasury yields.
Corus also had a small benefit due to some of its floating rate commercial real estate loans hitting interest rate “floors.” Interest rate floors set a minimum rate on the loan regardless of how much the underlying index falls (the floor rate is a negotiable term of the loans and therefore varies from loan to loan, as well as varying over time). Stated differently, the interest rate floor effectively “fixes” the rate of the loan if short-term rates were to fall to a sufficiently low level. Whenever the floor rate is greater than the calculated rate of the loan, the interest rate floor is said to be “in-the-money.” While there was relatively little impact from these floors during the first quarter of 2008, at current interest rates (which, in the case of our commercial real estate loans, means 3-month LIBOR) it is anticipated that this impact will grow.

Average Balance Sheets and Net Interest Margin

	Three Months Ended March 31
	2008			2007
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$4,198,540	$41,527	3.98%	$5,498,139	$71,154	5.18%
Equity Securities (2)	105,684	1,624	6.18%	212,520	2,282	4.30%
Nonaccrual loans	385,186	413	0.43%	135,192	1,140	3.37%
Loans, net of unearned income	4,195,461	100,564	9.64%	3,906,598	112,576	11.53%

Total earning assets	8,884,871	144,128	6.52%	9,752,449	187,152	7.68%
Noninterest-earning assets:
Cash and due from banks – noninterest-bearing	104,237			86,670
Allowance for loan losses	(71,165)			(45,451)
Premises and equipment, net	27,336			27,339
Other real estate owned	41,169			8,439
Other assets	88,169			68,123

Total Assets	$9,074,617			$9,897,569

Liabilities and Shareholders’ Equity
Deposits – interest-bearing:
Retail certificates of deposit	$5,429,771	$68,796	5.10%	$5,880,860	$77,223	5.25%
Money market deposits	1,522,522	16,181	4.27%	1,696,719	20,408	4.81%
NOW deposits	251,653	1,432	2.29%	280,597	1,738	2.48%
Brokered certificates of deposit	198,000	2,325	4.72%	269,145	3,854	5.73%
Savings deposits	122,026	152	0.50%	128,911	156	0.48%

Total interest-bearing deposits	7,523,972	88,886	4.75%	8,256,232	103,379	5.01%
Long-term debt – subordinated debentures	404,647	7,067	7.02%	384,028	7,397	7.70%
Other borrowings (3)	49,673	801	6.49%	50,734	905	7.14%

Total interest-bearing liabilities	7,978,292	96,754	4.88%	8,690,994	111,681	5.14%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	241,647			279,388
Other liabilities	52,310			78,477
Shareholders’ Equity	802,368			848,710

Total Liabilities and Shareholders’ Equity	$9,074,617			$9,897,569

Earning assets	$8,884,871	$144,128	6.52%	$9,752,449	$187,152	7.68%
Interest-bearing liabilities	$7,978,292	96,754	4.88%	$8,690,994	111,681	5.14%

Net interest spread		$47,374	1.64%		$75,471	2.54%

Net interest margin			2.14%			3.10%

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Liquidity management assets primarily include U.S. Government agency securities and federal funds sold.

(2)	Dividends on the equity securities portfolio include a tax equivalent adjustment of $445,000 and $625,000 for 2008 and 2007, respectively.

(3)	Other borrowings may include Federal funds purchased.

Noninterest Income
For the three months ended March 31, 2008, noninterest income increased by $26.5 million compared to the three months ended March 31, 2007. The fluctuations from period to period are primarily the result of securities gains and losses. Excluding securities gains/(losses), noninterest income increased by $0.3 million.

	Three Months Ended March 31
(in thousands)	2008	2007	Change
Service charges on deposit accounts	$2,486	$2,739	$(253)
Securities gains/(losses), net	10,978	(15,253)	26,231
Other real estate owned	706	97	609
Other income	944	1,001	(57)

Total Noninterest Income	$15,114	$(11,416)	$26,530

Noninterest Income, Excluding Securities gains/(losses), net	$4,136	$3,837	$299

The following details the net securities gains/(losses) by source for the three-month periods ended March 31, 2008, and March 31, 2007:

	Three Months Ended March 31
(in thousands)	2008	2007
Gains on equity securities (cash transactions)	$24,776	$—
Charge for “other than temporary” impairment	(13,798)	(15,253)

Total securities gains/(losses), net	$10,978	$(15,253)

Gains on Equity Securities
Gains on equity securities relate to Corus’ equity security portfolio of various financial industry companies. Gains or losses are recognized either when the investment is sold or when the company is acquired, for cash or stock, by another company. Stock-for-stock transactions have no cash flow impact and as a result, no tax is payable on the gain until the underlying securities are actually sold.
During the three months ended March 31, 2008, the Company recorded gains on equity securities of $24.8 million, from the full or partial liquidation of eight of its investments in equity securities. The sale was a move towards a more conservative position by management and was largely in response to the increasing uncertainty in financial markets. The proceeds of the sales were invested by the holding company in an interest bearing account at the Bank (the Bank in turn invested the amount primarily in short-term U.S. Government agency debt securities). See the “Equity Security Portfolio” section for further discussion and details.
Charge for “Other-Than-Temporary” Impairment of Securities
Corus recorded charges related to the “other-than-temporary” impairment of securities of $13.8 million for the three months ended March 31, 2008, and $15.3 million for the three months ended March 31, 2007. It is important to note that these charges were not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications. These charges were recorded in accordance with the accounting guidelines known as “other-than-temporary” impairment. Those guidelines require that we conduct an analysis of impaired securities (defined as any security where the market value is below the cost basis) on a lot-by-lot basis. The analysis includes a review of the length of time the security was impaired, the significance of the impairment, the market factors affecting the value of the security and the Company’s intent with regard to holding the security for a reasonable period of time sufficient for a recovery of the impairment. For each impaired lot, we then determine whether or not we believe the impairment was “other than temporary.” Based on a review of the impairments as of March 31, 2008, Corus recorded a charge of $13.8 million.
Other Real Estate Owned
For the quarter ended March 31, 2008, income earned from other real estate owned (“OREO”) totaled $0.7 million. The income relates to rental income earned from the property owned in Naples, Florida. (See the “Nonaccrual Loans, OREO and Restructured Loans” section for additional details).

Noninterest Expense
For the three months ended March 31, 2008, noninterest expense increased by $2.1 million, or 12%, as compared to the three months ended March 31, 2007.
The increase resulted primarily from costs associated with problem loans where the Company ultimately foreclosed on the property (Other Real Estate Owned, or “OREO”). While there are various expenses associated with maintaining these properties, real estate taxes and insurance have thus far comprised the majority of the recurring costs (excluding any OREO write downs, which are discussed below). Rental income from the OREO projects partially offset these expenses (OREO rental income is included in Noninterest Income).
During the first quarter of 2008, the Company entered into an agreement to sell the Naples, Florida property to an unrelated third party. As a result of the agreed upon sales price, Corus recorded a $2.9 million write down on the property. The sale, which is being financed by Corus (after a substantial equity investment from the buyer), is expected to close in the second quarter of 2008.
Additionally, during the three months ended March 31, 2008, deposit insurance expense increased by $1.3 million as compared to the same period in 2007. The increase was the result of deposit insurance reform legislation in 2007. The FDIC allowed financial institutions a one-time credit to be used against the insurance increase, which Corus’ exhausted in the third quarter of 2007.
Partially offsetting the increase in OREO costs and deposit insurance was a decrease in employee compensation and benefits. During the first quarter of 2008, Corus recorded a negative compensation expense of $1.9 million to reflect potential “loss sharing” by various loan officers under the Commission Program for Commercial Loan Officers. (See “Incentive Compensation” section for further information).
The banking industry uses a standard known as the “efficiency ratio” to measure a bank’s operational efficiency. Unlike most other measures, lower is better. The efficiency ratio is simply noninterest expense, less goodwill amortization/impairment, divided by the sum of net interest income and noninterest income (excluding securities gains and losses). For the quarter ended March 31, 2008, Corus’ efficiency ratio was 38.7% compared to 22.5% for the same quarter of 2007. The unfavorable change in the efficiency ratio is the result of increased expenses associated with Other Real Estate Owned (discussed above) combined with the decrease in net interest income. (See “Net Interest Income and Net Interest Margin” section for additional details).
Income Tax Expense
Income tax expense was $777,000, or 14.7% of pretax income, in the first quarter of 2008, compared to $13.7 million, or 34.2% of pretax income, in the first quarter of 2007. The decrease in the effective tax rate in 2008 compared to 2007 is due primarily to the impact of changes in Illinois state income tax laws. In 2008, the State of Illinois passed legislation that results in a higher effective state income tax rate for the Company. While the increase in the effective state tax rate increases taxes on current year income, it also has the “beneficial” impact of increasing the value of existing deferred tax assets. State of Illinois deferred tax assets increased as a result of the new legislation by $1.2 million. This is reflected, on an after-tax basis, in the Company’s tax expense as a reduction in taxes of $785,000.
In addition to the impact of state income tax changes, Corus’ effective tax rate declined due to the more pronounced effect of certain tax-favored income, namely dividend income. While first quarter pretax income fell by 87% compared to the prior year, dividend income, 70% of which is not taxable, declined by only 29% thus increasing its relative impact on taxes. Excluding the impact of both the Illinois tax change and the dividend income effect, Corus’ effective tax rate for the first quarter would have been 34.1%.

FINANCIAL CONDITION
Equity Security Portfolio
At March 31, 2008, Corus held investments in the equity securities of 10 financial industry companies valued at $66 million, which includes net unrealized gains of $14 million. These securities are all held by the holding company (i.e., not by the Bank) and are as follows:

	March 31, 2008		December 31, 2007		March 31, 2007
	Shares	Market	Shares	Market	Shares	Market
Corporation	Held	Value	Held	Value	Held	Value
(dollars in thousands)
Amcore Financial, Inc.	—	$—	69,100	$1,569	69,100	$2,195
Associated Banc Corp.	121,179	3,227	121,179	3,283	121,179	4,072
Bank of America Corp.	335,594	12,722	670,594	27,669	670,594	34,214
Bank of NY Mellon Corp.	94,340	3,937	94,340	4,600	100,000	4,055
Citigroup Inc.	—	—	225,000	6,624	225,000	11,552
Comerica Inc.	264,300	9,272	264,300	11,505	264,300	15,625
Compass Bancshares Inc.	—	—	—	—	108,750	7,482
Discover Financial Services	—	—	41,000	618	—	—
Fremont General Corp.	—	—	—	—	2,542,400	17,619
JP Morgan Chase & Co.	250,864	10,775	500,864	21,863	500,864	24,232
MAF Bancorp Inc.	—	—	—	—	204,850	8,468
Merrill Lynch & Co. Inc.	—	—	132,000	7,086	132,000	10,780
Morgan Stanley	82,000	3,747	82,000	4,355	82,000	6,458
National City Corp.	482,970	4,806	482,970	7,950	74,520	2,776
Regions Financial Corp.	515,154	10,174	515,154	12,183	515,154	18,221
SunTrust Banks Inc.	48,000	2,647	48,000	2,999	48,000	3,986
US Bancorp	—	—	268,870	8,534	268,870	9,402
Wachovia Corp.	174,351	4,707	398,191	15,143	398,191	21,920

Total		$66,014		$135,981		$203,057

As detailed in the table above, during the first quarter of 2008, Corus liquidated a large portion of the portfolio. The sale was a move towards a more conservative position by Corus and was largely in response to the increasing uncertainty in financial markets. In total, Corus sold investments that had a value at December 31, 2007 of $58 million, recognizing a gain of nearly $25 million.
In addition, in April 2008, Corus sold its remaining common stock portfolio. The market value at the time of the sales was $67 million, and gave rise to the Company realizing approximately $15 million of security gains (which will be reflected in our second quarter 2008 results).
Bank Investment Portfolio
At March 31, 2008, the Bank’s investment portfolio of fixed-income securities (essentially equal to the Company’s securities excluding equity securities) stood at $3.6 billion, down from $4.9 billion at March 31, 2007. Fed funds sold, the Bank’s other main investment portfolio, at those same two dates were $647 million and $703 million, respectively. The combination of fixed-income securities and fed funds sold represents the Bank’s total investment portfolio (also referred to as the Bank’s “liquidity management assets”), and which totaled $4.3 billion at March 31, 2008, down from $5.6 billion at March 31, 2007. This decline is primarily the result of lower deposit balances (a reflection of management’s goal to better align deposit balances with funding requirements) and slightly higher loan balances. As of March 31, 2008, the entire available-for-sale portfolio was scheduled to mature within six months.
The Bank’s investment portfolio consists primarily of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations have all been chartered by Congress but are owned by private shareholders – Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively), the FHLB is not publicly traded (instead owned by its member financial institutions, over 8,000 financial institutions from all 50 states) – and are most commonly referred to as government-sponsored enterprises (“GSE”). Each of these organizations was chartered to facilitate home ownership in the United States.

Neither Fannie Mae or Freddie Mac are backed or funded by the U.S. government, nor do the securities they issue benefit from any explicit government guarantee or protection. Likewise, FHLB debt does not carry any explicit government guarantee (although the debt issued by the FHLB are joint and several obligations of all 12 banks of the FHLB). The debt securities issued by GSEs, which are commonly described as “U.S. agency” obligations, typically trade at a relatively narrow spread to Treasuries though due to the market’s perception of an implicit guarantee by the U.S. government.
As of March 31, 2008, Corus had investments in GSE-issued debt totaling $3.3 billion: $1.2 billion issued by Fannie Mae, $1.0 billion by Freddie Mac and $1.1 billion by the FHLB. Approximately half of this portfolio matures during the second quarter of 2008, with the remaining securities maturing during the third quarter of 2008. Lastly, the Bank also owned certificates of deposits totaling $300 million. These deposits, which were issued by very large U.S.-based banks, all mature during the second quarter of 2008.
Loan Portfolio
The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	March 31	December 31	March 31
(in millions)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$3,549	$3,461	$2,460
Conversion	509	584	932
Inventory	70	64	50

Total condominium	4,128	4,109	3,442
Other commercial real estate:
Office	236	104	116
Rental apartment	66	62	151
Hotel	40	39	30
Other	24	29	42
Loans less than $1 million	7	8	10

Total commercial real estate	4,501	4,351	3,791
Commercial	39	41	36
Residential real estate and other	17	17	23

Loans, net of unearned income	$4,557	$4,409	$3,850

Mezzanine loans included in total commercial real estate (1)	$124	$124	$185

(1)	Second mortgage loans subordinate to Corus’ first loans.
Overview - During the past few years, Corus’ lending has focused almost exclusively on condominium projects, comprising 87% of our total commitments at March 31, 2008. These projects include construction of new buildings and conversion of existing apartment buildings. Corus also originates condominium inventory loans, which are loans secured by the unsold units (“inventory”) of completed condominium construction or conversion projects. Construction loans, however, represent the largest portion of Corus’ condominium loans at 91% of total condominium loan commitments as of March 31, 2008.
We are seeing new opportunities in the office, apartment, and hotel markets and expect to see growth in this segment of the portfolio in 2008.
Corus’ loans are collateralized by the underlying property and are almost always variable rate. As of March 31, 2008, 94% of Corus’ commercial real estate loans were variable rate, with the vast majority tied to 3-month LIBOR and resetting quarterly. While Corus generally provides only senior debt, in some cases Corus will provide mezzanine financing as well. Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and tend to be fixed rate), but also carry additional risk.

Construction loans typically have stated maturities ranging from 2 to 4 years (and are anticipated to fund over 2 to 3 years). The loans are funded throughout the term as construction progresses. Condominium conversion loans generally have shorter stated maturities, typically in the range of 1 to 3 years. Conversion loans finance the conversion of existing apartments into condominiums. The conversion loans are typically fully funded at the outset and paid down as the condominiums are sold. Inventory loans tend to have maturities of 12 to 24 months and are generally fully funded at origination.
Construction loans have interest reserves at inception. An interest reserve allows a borrower’s interest cost to be “capitalized” into the loan balance over the life of the loan. It is Corus’ practice to limit the size of interest reserves such that borrowers will be required to make out-of-pocket interest payments to support slow-to-sell or slow-to-construct projects. Of course, there are exceptions where our interest reserves do carry loans longer than we would like, but generally speaking, our interest reserves will not carry borrowers much past completion of construction. We try to limit increases in interest reserves to situations where our loan balance is very well secured, and such increases represent an opportunity for additional income. While there are exceptions to this practice, we are generally very hesitant to increase interest reserves for projects that are not performing well.
Originations - In the first quarter of 2008, we originated $821 million of new loans. We expect originations to remain strong during the rest of the year, and hope to book a total of between $2 billion and $3 billion of new business for the entire year of 2008. Given the growth in problem loans in our existing portfolio, we are being very demanding on new credits, and looking for extremely large equity investments. We feel very good about the credit quality and profitability of this new business.
We are approaching new business with a cautious, even pessimistic view of the markets. We anticipate that the housing market will continue to weaken throughout 2008, and are also cognizant of the risk that the economy could tilt into recession this year if, in fact, we are not already in a recession. We try to underwrite our loans so as to minimize losses, even in very bad markets. Of course, there is no guarantee of success in that endeavor.
We tend to discount the significance of originations in any one month, and even any one quarter, due to the fact that we originate large loans, and our originations can therefore be lumpy. We do not anticipate any change in our strategy of pursuing a smaller number of larger loans. This maximizes our ability to include senior management in all material loan decisions.
Over half of the 2008 first quarter originations were in the office sector. We are seeing new opportunities in the office, apartment, and hotel markets as a result of the upheaval in financial markets. We expect to see a considerable portion of our near-term originations in these three non-condominium sectors as well.
Loan Balances - Future loan balances, which ultimately drive interest income, are inherently difficult to predict. Loan balances result from the complex interplay of originations, funding of construction loans, the paydown of loans from the sales of condominium units, and the payoff of loans due to refinancing, collateral sales or otherwise. Once originated, construction loan commitments will generally fund over 2 to 3 years. This is perhaps the easiest piece of the puzzle to size up, though it too includes a level of uncertainty. It is far more difficult to forecast the pace of condominium sales and the resulting loan paydowns.
As of March 31, 2008, outstanding commercial real estate loans totaled $4.5 billion, up $710 million compared to the prior year. Looking ahead to the rest of 2008, while we expect to fund much of our $3.5 billion in unfunded commitments, predicting incremental funding from new originations and paydowns on existing loans is difficult. At this point, only time will tell, but we would not be surprised to see outstanding loans grow throughout 2008.
Total Commitments - Total commitments, which were $8.0 billion and $7.6 billion at March 31, 2008, and December 31, 2007, respectively, represent current amounts outstanding plus any remaining unfunded amounts. The level of commitments fluctuates based on the interplay between loan originations and loan paydowns. While it is difficult to predict, total commitments are expected to grow throughout 2008.

Personnel - Assessing risk is as much an art as it is a science. In that regard, an experienced and highly capable loan officer group is critical to the Company’s success. Corus currently has 21 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 4 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company about 6 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. Furthermore, Corus has been particularly successful in retaining key talent in the commercial lending group, evidenced by very limited turnover.
Robert J. Glickman (Chief Executive Officer), Michael G. Stein (Executive Vice President — Commercial Lending), and Timothy J. Stodder (Senior Vice President — Commercial Lending) serve as supervising officers and are deeply involved in every major aspect of the lending process. This includes structuring and pricing the loans, visiting the sites and inspecting comparable properties, meeting directly with the borrowers, underwriting and approving the loans, consulting on documentation issues, and making various decisions in the course of servicing the loans. Corus is able to maintain this level of executive attention by focusing on larger transactions.
Incentive Compensation - The Company has maintained a commission-based incentive plan for the commercial loan officers for many years. The commercial loan officer commission program is designed to compensate officers for successfully originating loans, earning an acceptable interest spread over the term of the loans, and ultimately collecting all amounts in full. Compensation is earned as commissions, with the size of the commissions based on the amount of interest, points and fees earned on those loans. Management believes the program motivates officers to make loans that balance potential risk and award, and also align the officers’ goals with the Company’s interests.
During 2007, the Company modified the commission program via revisions to the Bank’s existing Commission Program for Commercial Loan Officers (the “Former CLO Program”) as well as the introduction of a new commission program (the “New CLO Program”) (collectively, the “Programs”). A fundamental aspect of the Former CLO Program is that it generally requires that a portion of an officer’s commission be withheld by the Bank, and for a substantial period of time (referred to as either “held back” commissions or “holdbacks”). The holdbacks are at risk of forfeiture in the event the Company suffers a loss on a loan originated by the officer (changes in estimated forfeitures are reflected as an adjustment to compensation expense). While this aspect of the Former CLO Program has not changed, the Former CLO Program was modified such that it now applies only to those loans originated through October 31, 2006. Essentially all other material terms and conditions of the Former CLO Program continue, including the potential for future commissions and holdbacks on applicable loans and the terms under which holdbacks might be released or eliminated.
Loans originated on November 1, 2006, and thereafter are covered by the New CLO Program. Like the Former CLO Program, the New CLO Program was designed to reward commercial loan officers for originating new loans, with commissions calculated in a similar manner to the Former CLO Program. In contrast though, the New CLO Program does not contain a holdback provision. Amounts earned by the officers in any given year, though, are subject to reduction, in that year, to the extent the Bank experiences losses on the officer’s loans. The commission structure under the New CLO Program is such that loans originated under the New CLO Program will generally result in commissions that are somewhat lower than what would have resulted under the Former CLO Program.

Commercial Real Estate Loan Portfolio – Unfunded Commitments
In addition to funded amounts, Corus has unfunded commitments totaling $3.5 billion as of March 31, 2008, almost exclusively for construction loans.

	Commercial Real Estate Loan - Unfunded Commitments
	March 31	December 31	March 31
(in millions)	2008	2007	2007
Loans — unfunded portion	$3,114	$3,074	$3,781
Commitment letters (1)	339	139	616
Letters of credit	2	2	1

Total	$3,455	$3,215	$4,398

(1)
Commitment letters are pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table of this report, included in the amounts labeled as Commitments Accepted and Commitments Offered.

Details regarding the commitment letters listed above as of March 31, 2008, are as follows:

	Commitment Letters at March 31, 2008
		Condominium
(dollars in millions)	#	Construction	Office	Hotel	Total
Austin, TX (1)	1	$82	$—	$83	$165
Washington, D.C.	2	75	72	—	147
New York City	1	27	—	—	27

Total	4	$184	$72	$83	$339

(1)	This one loan is collateralized by a property comprised of essentially 50% Condominium and 50% Hotel.
Commercial Real Estate Loan Portfolio – Total Commitments
Including unfunded commitments, the commercial real estate loan portfolio totals $8.0 billion as of March 31, 2008, as detailed below:

	Total Commercial Real Estate Loan Commitments
	(outstanding balances + unfunded commitments)
	March 31	December 31	March 31
(in millions)	2008	2007	2007
Condominium:
Construction	$6,352	$6,445	$6,563
Conversion	523	600	983
Inventory	72	66	50

Total condominium	6,947	7,111	7,596
Other commercial real estate:
Office	656	221	188
Hotel	205	124	128
Rental apartment	115	71	176
Other	24	29	90
Loans less than $1 million	9	10	11

Total	$7,956	$7,566	$8,189

Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of March 31, 2008 (1)
	Total				Other
	Condominium		Office		CRE			Total
(dollars in millions)	#	Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	$282	—	$—	—	(2)	$90	2	$372
$140 million to $180 million	11	1,602	1	144	—	(2)	83	12	1,829
$100 million to $140 million	19	2,265	2	217	—	(2)	43	21	2,525
$60 million to $100 million	11	870	3	239	—		—	14	1,109
$20 million to $60 million	39	1,480	1	56	3		101	43	1,637
$1 million to $20 million	46	448	—	—	6		27	52	475
Loans less than $1 million	—	—	—	—	NM		9	NM	9

Total	128	$6,947	7	$656	9		$353	144	$7,956

NM - Not Meaningful

(1)	Includes both funded and unfunded commitments, outstanding commitment letters and letters of credit.

(2)
As of March 31, 2008, Corus has three loans secured by properties best described as “mixed use.” The underlying collateral includes a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Condominium Loan Portfolio By Size

	Total Commitment as of March 31, 2008 (1)
	Construction		Conversion		Inventory		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
$180 million and above	2	$282	—	$—	—	$—	2	$282
$140 million to $180 million	11	1,602	—	—	—	—	11	1,602
$100 million to $140 million	19	2,265	—	—	—	—	19	2,265
$60 million to $100 million	10	797	1	73	—	—	11	870
$20 million to $60 million	31	1,208	7	228	1	44	39	1,480
$1 million to $20 million	17	198	26	222	3	28	46	448

Total	90	$6,352	34	$523	4	$72	128	$6,947

(1)	Includes both funded and unfunded commitments and outstanding commitment letters.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of March 31, 2008 (1)
	Total				Other
	Condominium		Office		CRE			Total
(dollars in millions)	#	Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	21	$1,665	—	$—	2		$41	23	$1,706
Tampa	4	88	—	—	—		—	4	88
Orlando	3	36	—	—	—		—	3	36
Other Florida	7	384	—	—	—		—	7	384

Florida Total	35	2,173	—	—	2		41	37	2,214

California:
Los Angeles	12	763	1	85	3	(4)	140	16	988
San Diego	10	290	—	—	—		—	10	290
San Francisco	2	81	—	—	—	(4)	43	2	124
Sacramento	1	23	—	—	1		32	2	55

California Total	25	1,157	1	85	4		215	30	1,457

Washington, D.C.(2)	7	211	6	571	—		—	13	782

Atlanta	13	590	—	—	—		—	13	590

New York City	7	498	—	—	—		—	7	498

Las Vegas	7	478	—	—	—		—	7	478

Chicago	7	401	—	—	2		4	9	405

Phoenix/Scottsdale	7	178	—	—	—		—	7	178

Other (3)	20	1,261	—	—	1	(4)	84	21	1,345

Loans less than $1 million	—	—	—	—	NM		9	NM	9

Total	128	$6,947	7	$656	9		$353	144	$7,956

NM - Not Meaningful

(1)	Includes both funded and unfunded commitments, outstanding commitment letters and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 14 metropolitan areas, none of which exceeds three percent of the total.

(4)
As of March 31, 2008, Corus has three loans secured by properties best described as “mixed use.” The underlying collateral includes a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Condominium Loan Portfolio By Major Metropolitan Area

	Total Commitment as of March 31, 2008 (1)
	Construction		Conversion		Inventory		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	17	$1,606	2	$12	2	$47	21	$1,665
Tampa	—	—	4	88	—	—	4	88
Orlando	—	—	3	36	—	—	3	36
Other Florida	4	326	3	58	—	—	7	384

Florida Total	21	1,932	12	194	2	47	35	2,173

California:
Los Angeles	12	763	—	—	—	—	12	763
San Diego	4	129	5	145	1	16	10	290
San Francisco	2	81	—	—	—	—	2	81
Sacramento	—	—	1	23	—	—	1	23

California Total	18	973	6	168	1	16	25	1,157

Washington, D.C.(2)	3	181	4	30	—	—	7	211

Atlanta	11	564	2	26	—	—	13	590

New York City	7	498	—	—	—	—	7	498

Las Vegas	6	453	1	25	—	—	7	478

Chicago	7	401	—	—	—	—	7	401

Phoenix/Scottsdale	2	138	5	40	—	—	7	178

Other (3)	15	1,212	4	40	1	9	20	1,261

Total	90	$6,352	34	$523	4	$72	128	$6,947

(1)	Includes both funded and unfunded commitments and outstanding commitment letters.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 14 metropolitan areas, none of which exceeds three percent of the total.

Originations
An origination occurs when a loan closes with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded). Construction loans are rarely funded (to any material degree) at closing, but rather funded over an extended period of time as the project is built. In contrast, conversion and inventory loans are largely funded at the time of closing.

	Originations (1)
	2008		2007				2006
(in millions)	1Q		4Q	3Q	2Q	1Q	4Q	3Q	2Q
Condominium:
Construction	$321		$174	$773	$622	$307	$950	$855	$737
Conversion	—		3	33	2	4	39	7	10
Inventory	6		18	—	—	—	—	—	—

Total condominium	327		195	806	624	311	989	862	747
Other commercial real estate:
Office	450	(2)	83	—	—	—	—	—	—
Rental apartment	44		—	—	—	—	—	—	—
Other	—		—	—	—	10	2	—	—

Total commercial real estate	$821		$278	$806	$624	$321	$991	$862	$747

(1)	Includes commitment increases to existing loans.

(2)	Includes a $145 million loan origination where $78 million of the loan proceeds were used to pay off an existing Corus loan.
The largest share of 2008 originations was in the Washington, D.C. metropolitan area, with 44% of all originations (we tend to think of our exposure by metropolitan area, rather than by state). The remaining originations were spread among various markets, with notable originations in the following metropolitan areas: Chicago (16%), Denver (14%), San Francisco (14%), and Los Angeles (10%). While Corus has historically originated a significant volume of condominium loans in Florida, the weakness in the Florida residential for-sale markets has greatly reduced the demand for condominium financing in that market. As a consequence, Corus originated no new condominium loans in Florida during 2008 (and none since the second quarter of 2007).
Paydowns/Payoffs
Loan paydowns (partial payments) and payoffs (payments of all outstanding balance) can fluctuate considerably from period to period and are inherently difficult to predict. For the quarter ended March 31, 2008, paydowns were $638 million, which is consistent with the paydowns of 2007, but down from paydowns in 2006.

	Paydowns/Payoffs
	2008		2007				2006
(in millions)	1Q		4Q	3Q	2Q	1Q	4Q	3Q	2Q
Total commercial real estate	$638	(1)	$410	$702	$617	$939	$948	$791	$911

(1)	Includes $78 million representing payoff from Corus refinance.
As of March 31, 2008, Corus had loans on 34 condominium construction projects securing $1.2 billion of total loan commitments (with outstanding balances of $1.1 billion) where the projects were complete as of March 31, 2008. We anticipate projects securing another $2.9 billion of condominium construction loan commitments to be completed during the remainder of 2008, and projects securing the remaining $2.3 billion of loan commitments to be completed some time in 2009, or perhaps even 2010.

Pending Commercial Real Estate Loans
The following table presents pending commercial real estate loans listed in descending order with respect to stage of completion. In other words, a prospective loan categorized as Commitment Accepted is essentially one step away from closing while a prospective loan classified as Term Sheet Issued is in its earliest stages. It had historically been Corus’ experience that once a loan reached the Application Received stage, it was likely to result in a future loan origination. The continued weakness in the residential for-sale markets though has caused developers to cancel numerous planned condominium projects, including where Corus had previously issued Application Letters and, in some cases, Commitment Letters. As such, it is now much more difficult to assess the likelihood that pending loans, even those within the Application and/or Commitment stage, will lead to future loan originations.

	Commercial Real Estate Loans Pending
	March 31, 2008			December 31, 2007		March 31, 2007
(dollars in millions)	#		Amount	#	Amount	#	Amount
Commitment Accepted (1)	2		$102	1	$139	4	$388
Commitment Offered (1)	2		237	—	—	3	228
Application Received	3		295	13	1,166	7	834
Application Sent Out	3		271	1	86	8	782
Term Sheet Issued	18		1,845	18	1,634	34	2,895

Total	28		$2,750	33	$3,025	56	$5,127

Condominium:
Construction	19		$1,860	20	$1,894	52	$4,747
Conversion	—		—	1	57	1	87
Inventory	—		—	4	132	—	—

Total condominium	19		1,860	25	2,083	53	4,834
Other commercial real estate:
Office	6		594	6	641	2	178
Rental apartment	3		213	—	—	1	115
Other	—	(2)	83	2	301	—	—

Total	28		$2,750	33	$3,025	56	$5,127

(1)	These amounts are also included in the Commercial Real Estate Loans — Unfunded Commitments table of this report.

(2)
As of March 31, 2008 Corus has one pending loan where the underlying collateral includes both a condominium component and a hotel component. For presentation purposes, the commitment amount has been split between the appropriate categories, however, with respect to the “#” of loans, the loans have been included with condominium loans.

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
After determining the specific reserve necessary for impaired loans, the Company then estimates a general reserve to be held against the outstanding balances of its remaining (i.e., non-impaired) loan portfolio. For purposes of estimating the general reserve, Corus segregates its commercial real estate secured loans (excluding those which had been identified as impaired) by:
•	Collateral Type — condominium construction, condominium conversion, office, etc.,

•	Lien Seniority — 1st mortgage or a junior lien (“mezzanine” loan) on the project, and

•	Regulatory Loan Rating — Pass/Special Mention, Substandard, Doubtful, and Loss.

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
Allowance for Credit Losses Rollforward
As of March 31, 2008, the Allowance for Credit Losses totaled $94.8 million, an increase of $40.4 million compared to March 31, 2007. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Balance at beginning of period	$76,992	$50,793
Provision for credit losses	36,800	5,500
Charge-offs:
Commercial real estate:
Condominium:
Construction	(3,435)	—
Conversion	(15,689)	(2,132)
Inventory	—	—

Total condominium	(19,124)	(2,132)
Other commercial real estate	—	—
Commercial	—	—
Residential real estate and other	—	(19)

Total Charge-Offs	(19,124)	(2,151)

Recoveries:
Commercial real estate	—	—
Commercial	—	2
Residential real estate and other	159	280

Total Recoveries	159	282

Balance at March 31	$94,827	$54,424

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	March 31	December 31	March 31
(in thousands)	2008	2007	2007
Allowance for Loan Losses:
Specific reserve	$11,015	$13,071	$3,508
General reserve	69,369	54,072	42,942
Unallocated	7,093	3,849	2,474

Total Allowance for Loan Losses	87,477	70,992	48,924
Liability for Credit Commitment Losses (1)	7,350	6,000	5,500

Total	$94,827	$76,992	$54,424

(1)	Included as a component of other liabilities.
Specific Reserves
As of March 31, 2008, Corus’ Allowance for Loan Losses included specific reserves of $11.0 million. The specific reserve amount is determined by comparing the sum of Corus’ total loan commitment for impaired loans plus any additional funds needed to complete the projects (to the extent the additional funds are expected to be paid by Corus) to the as-completed fair value of the underlying collateral (net of estimated cost to sell). To the extent a deficiency exists, Corus either specifically reserves for the amount or, in some cases, charges it off.
Collateral values are initially based on an outside independent appraiser’s valuation determined at the inception of the loan. After inception, Corus generally arrives at an estimate of the fair value of the underlying collateral using the lower of appraised value or internally developed estimates.
General Reserves
The general reserve as of March 31, 2008, totaled $69.4 million. As mentioned above, the general reserve is determined by first segregating the portfolio based on collateral type, lien seniority, and regulatory rating, and then applying a loss factor to each group. The loss factor is determined based on a combination of historical losses and a management adjustment factor.
Loss factors for both condominium construction and conversion loans have increased during the first quarter. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets as reflected in both the increased level of charges-offs and an increase in the management adjustment factor.
The management adjustment factor increased during the first quarter of 2008 primarily due to negative environmental conditions identified in residential for-sale housing markets across the U.S., including those markets where Corus does the majority of its lending. These negative conditions include increases in inventories of unsold units, increases in foreclosures, decreases in pricing, and cancellations of condominium presale contracts. The increase in the management adjustment factor was also consistent with recent increases in nonperforming loans, particularly nonaccrual loans.
Unallocated Reserves
Finally, the Allowance for Loan Losses includes an “unallocated” portion. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans. As of March 31, 2008, the unallocated reserve reflected, among other things, uncertainty regarding the willingness and/or ability of condominium presale buyers to close on their purchase. Further increasing the uncertainty is the impact of falling home prices, residential lenders tightening credit standards and the potentially negative influence of speculative investors (in contrast to buyers purchasing a condominium as their primary residence). The unallocated portion of the Allowance for Loan Losses increased from $2.5 million at March 31, 2007, to $3.8 million at December 31, 2007, to $7.1 million at March 31, 2008.
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses.

The allocation of the Allowance for Loan Losses was as follows:

	March 31	December 31	March 31
(in thousands)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$51,479	$40,892	$27,961
Conversion	18,665	20,332	14,981
Inventory	924	1,032	693
Other commercial real estate:
Office	2,433	1,033	507
Other	5,255	1,342	1,014
Commercial	1,461	2,337	1,068
Residential real estate and other	167	175	226
Unallocated	7,093	3,849	2,474

Total	$87,477	$70,992	$48,924

Commercial Real Estate Loan Charge-off History

	Charge-offs
	Condominium	Condominium	Other
Period	Construction	Conversion	CRE	Total
(in thousands)
2008 (YTD March 31, 2008)	$3,435	$15,689	$0	$19,124
2007	7,490	32,958	0	40,448
2006	0	0	1,512	1,512
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
2002	0	0	0	0
2001	0	0	0	0
2000	0	0	0	0
1999	0	0	61	61

Total Charge-offs	$10,925	$48,647	$1,573	$61,145

While Corus’ long-term historical commercial real estate lending results have been quite impressive, the eight years through 2006 corresponded to a very favorable period for the banking industry and, even more so, a very strong U.S. residential housing market. What began as signs of weakness in the U.S. residential housing market during 2006 appears to have now decayed into an outright crisis in the U.S. residential housing market and, somewhat as a consequence, the mortgage markets. That weakness is clearly placing meaningful stress on Corus’ portfolio of loans secured by condominium projects. As a result, Corus anticipates that credit costs will remain elevated in 2008 and 2009.
As expressed in the past, Corus continues to believe that the measure of any company’s success must be made over an entire business cycle, and not by looking at just “good” or “bad” years in isolation from one another. While we are now experiencing problem loans and charge-offs, issues which may well get worse — if not materially worse — before they improve, we believe any measure of our overall success in the commercial real estate loan business must also take into account our results of the past decade.

Asset Quality
Asset Quality Measures

	March 31	December 31	March 31
(dollars in thousands)	2008	2007	2007
Allowance for Loan Losses	$87,477	$70,992	$48,924
Allowance for Loan Losses / Total Loans	1.92%	1.61%	1.27%
Liability for Credit Commitment Losses	$7,350	$6,000	$5,500
Nonaccrual and Loans 90 days or more past due (NPLs) (1)	$422,541	$282,643	$196,103
Other Real Estate Owned (OREO) (1)	$53,174	$36,951	$8,439
Total Nonperforming Assets (NPLs + OREO) (1)	$475,715	$319,594	$204,542
NPLs / Total Loans	9.27%	6.41%	5.09%
Troubled Debt Restructurings (1) (2)	$124,976	$153,453	$—
Nonperforming Assets and Restructured Loans

	March 31	December 31	March 31
(in thousands)	2008	2007	2007
Nonaccrual
Condominium:
Construction	$232,216	$105,066	$—
Conversion	156,081	177,086	195,723
Inventory	—	—	—

Total condominium	388,297	282,152	195,723
Other commercial real estate:
Rental apartment	31,222	—	—

Total commercial real estate	419,519	282,152	195,723
Commercial	28	28	—
Residential real estate and other	—	—	70

Total nonaccrual	419,547	282,180	195,793
Loans 90 days or more past due	2,994	463	310

Total Nonperforming Loans	422,541	282,643	196,103
Other real estate owned (“OREO”)	53,174	36,951	8,439

Total Nonperforming Assets	$475,715	$319,594	$204,542

Troubled debt restructurings (1) (2)	$124,976	$153,453	$—

(1)	See the “Nonaccrual Loans, OREO and Restructured Loans” section for additional details.

(2)	To the extent not included in either nonaccrual or loans 90 days or more past due.
Asset Quality Overview
Problem loans are growing as a result of the nationwide downturn in the residential real estate market. The effects of this stress are reflected in Corus’ portfolio of condominium secured projects, with increases in nonperforming loans and “Potential Problem Loans” (see section later in this report), as well as elevated charge-offs and loan loss provisions. We expect that the residential real estate market will remain weak throughout 2008, if not substantially longer, and that credit costs will remain elevated in 2008 and 2009.
In many of our problem loan situations, either the borrower or a mezzanine lender subordinate to Corus has supported the project/loan with substantial amounts of additional cash. However, since most of our loans are non-recourse upon project completion, past financial support is no guarantee of future support, particularly if the market weakens further or if the market stays at its currently depressed levels for an extended period of time.
For those problem loans where the borrower or mezzanine lender chooses not to take the necessary steps to resolve issues, we will not hesitate to foreclose. We currently own the real estate that secured three of our loans, and we have initiated foreclosure on other loans. (See the “Nonaccrual Loans, OREO and Restructured Loans” section for additional details).

Construction Loans — Condominium
Condominium construction loans make up approximately 80% of our commercial real estate loan commitments. Problems which can arise in financing the construction of for-sale condominium housing can be broken down into three broad categories: (1) projects where construction is at risk of coming to a halt; (2) projects where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) projects where construction is complete, but (a) sales are weak, and/or (b) presale buyers walk away from their contracts.
As of March 31, 2008, we had two projects where construction had halted. It is uncertain if construction will begin again in the near future, and we may have to foreclose. While these situations are concerning, we expect this problem to remain an isolated one, and not a systematic risk to our portfolio. These risks are mitigated by virtue of completion guarantees, as discussed in the section titled “Completion Guarantees (for construction loans).” Both of the above referenced loans are listed as nonaccrual as of March 31, 2008. (See the “Nonaccrual Loans, OREO and Restructured Loans” section for additional details).
As for cost overruns, this is an issue that many projects experience. Cost overruns are covered by the borrowers, mezzanine lenders, Corus, or some combination of the three parties. Our position is that construction must be completed since a partially completed building is not desirable. To the extent that Corus provides additional funds to cover cost overruns, our exposure in those projects becomes higher than we originally anticipated, but that is one of the risks we underwrite from the outset. That is also one of the key reasons we have historically targeted our first mortgage exposure on condominium construction loans at approximately 55% to 65% of the originally estimated “gross sellout value” (i.e., the projected sales prices of the condominium units at the inception of the loan, before associated selling costs). As a result of the credit crunch though, our more recent first mortgage condominium construction loan originations have been in the range of 45% to 60% of the project’s estimated gross sellout value. Regardless of the exact level, lending at a percentage of the projected gross sellout gives us leeway to absorb some degree of increased exposure, if we must. The risks associated with cost overruns are mitigated by completion guarantees on the loans, as discussed above and also discussed in the section titled “Completion Guarantees (for construction loans).”
The third source of risk, deals where construction is complete but weak sales or cancelled presale contracts put our loan at risk, is perhaps the most critical source of risk for Corus. If a number of large condominium projects are completed but a material percent of unit closings do not occur, we could see many of these loans turn into problem loans. This could occur because the borrower or the mezzanine lender would have to come out of pocket for substantial amounts of money to cover interest payments, real estate taxes and homeowners association dues on unsold units. Oftentimes, the mezzanine lender covers this cost after they make their analysis of projected sales prices, absorption rate and other factors.
As of March 31, 2008, Corus had loans on 34 condominium construction projects securing $1.2 billion of total loan commitments (with outstanding balances of $1.1 billion) where the projects were complete as of March 31, 2008. Four of these projects with $91 million of total loan commitment (with outstanding balances of $88 million) were included in our nonaccrual loans at March 31, 2008. In some cases, enough units closed and generated paydowns such that our remaining loan exposure is well secured by the remaining, slow-to-sell inventory.
Construction Loans — Office, Hotel & Apartments
The Bank also originates construction loans secured by office, hotel and apartment projects. The first two risks noted above are comparable in such projects. The third risk exists but in a different form — rather than sellout risk, we have the risks associated with the project being leased and capitalization rates (“cap rates”). Put simply, the cap rate is the net operating income (“NOI”) of a project divided by the value of the property (e.g., a property with NOI of $8 million and a value of $133 million would be said to have a cap rate of 6%). Changes in cap rates, which are affected by numerous factors (potentially powerfully so by changes in interest rates), can cause significant changes in the value of a property (e.g., if the NOI on the property were to be unchanged at $8 million, but the cap rate were to increase from 6% to 8%, the value of the property would- all else being equal-decline to $100 million).
Conversion Loans — Condominium
Condominium conversion loans make up approximately 7% of our commercial real estate loan portfolio (as measured by total commitments). As of March 31, 2008, we had 34 condominium conversion loans with commitments totaling $523 million (nearly fully funded, with an outstanding balance of $509 million). Only four of these loans (with a total commitment of $42 million) currently use an interest reserve to make interest payments, so the vast bulk of this portfolio is being kept current with payments from rental income from the unsold apartments, with any shortfall paid by the borrowers or, in a few circumstances, through the use of a portion of sale proceeds from condominium units.

One of the ways we categorize the risk in our condominium conversion portfolio is to segment the loans by the current loan exposure as a percentage of the estimated current gross sellout value of the remaining collateral securing the loan (below referred to as “LTS”). In many situations, the current gross retail value is very hard to estimate. For example, a project might be selling units at $200/sf, but at a pace that is unacceptable. It is quite difficult to say at what lower price a more acceptable rate of absorption could be achieved.
Our best estimate was that $167 million in total commitment had a LTS at March 31, 2008, of less than 50%, our safest category with little to no loss potential. Another $153 million in total commitment was in an intermediate category, where LTS was between 50% and 60%, and where more loss potential exists but is unlikely to be severe. Finally, we have five conversion loans totaling $203 million in total commitment in our riskiest category, where LTS is over 60%, and where significant loss potential exists. The loans in this last category are generally listed as either nonaccrual or Potential Problem Loans. Importantly, changes in market conditions, errors in analysis, and unpredictable developments can mean that loans in the safest category might incur losses, and loans in the riskiest category might be paid in full. We have seen both circumstances occur.
Guarantees
Most (but not all) of the Bank’s lending is done on a non-recourse basis, meaning the loan is secured by the real estate without further benefit of payment guarantees from borrowers. However, the Bank routinely receives guarantees of completion and guarantees that address “bad acts.” These various guarantees can be described as follows:
Payment Guarantees
Guarantor guarantees repayment of principal and interest. Often there might be limitations on the guaranteed amounts, and guarantors vary dramatically in their financial strength and liquidity. Overall, however, these guarantees would protect the Bank to a certain degree even if the sale proceeds from the asset were insufficient to repay the loan in full. The Bank does negotiate for and receive repayment guarantees in certain situations, but the vast majority of the Bank’s lending activity is done without repayment guarantees.
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

Nonaccrual Loans, OREO and Restructured Loans
As of March 31, 2008, nonaccrual loans totaled $419.5 million, almost exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at March 31, 2008, are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans
	Funded Balance as of March 31, 2008
	Condominium
	Construction		Conversion		Rental apartment		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami	4	$172,166	1	$4,654	1	$31,222	6	$208,042
Tampa	—	—	1	44,830	—	—	1	44,830
Other	—	—	1	41,000	—	—	1	41,000

Florida Total	4	172,166	3	90,484	1	31,222	8	293,872
California:
Los Angeles	2	45,705	—	—	—	—	2	45,705
San Diego	—	—	1	48,698	—	—	1	48,698

California Total	2	45,705	1	48,698	—	—	3	94,403

Phoenix/Scottsdale	—	—	1	16,899	—	—	1	16,899
New York City	1	14,345	—	—	—	—	1	14,345

Total	7	$232,216	5	$156,081	1	$31,222	13	$419,519

Two of the construction loans located in Miami, Florida had remaining unfunded commitments totaling $44.5 million. The construction loan located in New York City had an unfunded commitment of $18.5 million. None of the other nonaccrual loans had any material unfunded commitments.
Payments received from borrowers on nonaccrual loans can, under certain conditions, be recognized as interest income. For the quarter ended March 31, 2008, cash payments on nonaccrual loans recognized as interest income totaled $0.4 million, compared to $1.1 million for the same period in 2007. To the extent that either payments on nonaccrual loans are not received or payments received are applied solely to principal, no interest income is recorded. This is referred to as foregone interest. For the quarters ended March 31, 2008 and 2007, foregone interest totaled $8.0 million and $2.3 million, respectively. Importantly, management’s decision with respect to whether to recognize payments received on nonaccrual loans as income or as a reduction of principal may change as conditions dictate.
Nonaccrual Loans
The principal factor causing all of the aforementioned loans to become nonaccrual is the continued significant weakness in the U.S. residential housing market. The projects collateralizing the nonaccrual condominium loans are experiencing far lower sales (also referred to as absorption rates) than originally expected. The collateral properties are generally located in areas where residential property values have declined.
An important overall factor in our assessment of the risks inherent in nonaccrual loans relates to the willingness of the project’s “sponsors” to support our loans. While support can be manifested in numerous manners, financial support (e.g., making interest payments, covering operating shortfalls and/or cost overruns, etc.) is ultimately the most meaningful sign of a sponsor’s commitment to the project. As a matter of convention, Corus commonly refers to the borrower and, to the extent applicable, the “mezzanine” lender (second position financing provided by lenders other than Corus) collectively as the loan’s “sponsors.”
Nonaccrual Condominium Construction Loans
Nonperforming condominium construction loans include seven projects with total commitments of $298 million (with balances outstanding of $232 million).
As of March 31, 2008, construction was essentially complete on four of the projects (funded balance $88 million, total commitment $91 million). While each of the projects experienced construction delays and limited cost overruns, which Corus has agreed to partially fund, the underlying problem associated with these projects is generally slow sales. The negative sales outlook, combined with lower than originally anticipated pricing, has depressed collateral values, such that the collateral is generally insufficient to cover Corus’ exposure under the respective loans. Corus charged-off $2.3 million associated with these loans in the first quarter 2008. In addition we had a $1.7 million specific reserve included in the Allowance for Loan Losses at March 31, 2008.

One of the projects closed on over 50% of the units, but the number of units under contract is generally low for these projects. The outlook for these four projects varies, from reducing prices in an effort to improve sales to splitting one of the projects into apartments and condominiums and selling/refinancing the bifurcated projects. Based on the strength of the sponsors in one of the projects, Corus expects to extend the loan to allow for final completion of the project and for assessment of the highest and best use for the property, be it condominiums or apartments.
The other three condominium construction loans (funded balance $144 million, total commitment $207 million) are collateralized by partially completed projects where the developers have incurred cost overruns and/or experienced extensive construction delays. As a result of the cost overruns, the three loans were collectively “out-of-balance” by a total of approximately $10 million at March 31, 2008. While these projects carry completion guarantees, which generally serve to mitigate the risks associated with the cost overruns, quantifying and assigning a value to these guarantees is difficult. When assessing our loan exposure, Corus took into account our current balance outstanding, remaining unfunded commitments and any cost overruns on a project-by-project basis (the aggregate of those cost overruns equaling the previously cited $10 million figure). Note that not all loans where a cost overrun is being factored in will necessarily give rise to a charge-off or even a specific reserve.
Two of the projects are of particular concern since construction has essentially stopped and the loan sponsors do not appear to have the resources necessary to complete the buildings. It is uncertain if construction will begin again in the near future. If construction does not begin we may have to foreclose on those loans. Based on a combination of appraisals and internal estimates, collateral values currently appear adequate to cover Corus’ exposure on these two projects.
Finally, two of the three partially completed projects had over 50% of the units pre-sold through March 31, 2008. The third project is in a non-presale market.
With regard to Corus’ process relating to valuations, an outside independent appraiser produces the valuation of the collateral at the inception of all of our commercial real estate loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate. For the nonperforming condominium construction loans at March 31, 2008, the valuation for three of the properties was determined based on recent appraisals while the other four were determined based on internally-developed estimates.
All of the nonperforming condominium construction loans have various Completion and Bad Act guarantees, however quantifying and assigning a value to these guarantees is difficult.
Nonaccrual Condominium Conversion Loans
As of March 31, 2008, there were five nonperforming condominium conversion loans with total balances outstanding of $156 million (and with no remaining commitment to be funded).
As is typically the case with condominium conversion projects, the projects collateralizing the loans entailed only a modest level of improvements to the underlying apartment building (with most of the project’s cost related to the acquisition of the building and associated land). Cost overruns on the projects were limited, and, regardless, were essentially funded by the project’s sponsors. In general, the underlying projects are located in areas that have been particularly hard hit by the weakness in the residential for-sale housing market.
Foreclosure has been initiated with regard to two of the loans. Based on appraisals received, Corus charged-off $0.2 million on one of the loans during the first quarter of 2008 (and had charged-off $17.4 million during the fourth quarter of 2007 on the other loan). The balance outstanding on these two loans (after associated charge-offs) totaled $62 million as of March 31, 2008.
Two of the projects, are currently being rented as apartments. Loan sponsors continue to keep the loans current, primarily by using rental income generated by the project, and paying any shortfall out-of-pocket. The value of one of the projects appears adequate to support Corus’ current loan exposure. The second project though appears to have suffered a decline in value and, as a result, Corus charged off $15.5 million of the loan during the first quarter of 2008. It is unclear at this point what each of the borrower’s optimal exit strategy will be.

The final project has closed on over 60% of its units and the Bank’s loan is considered well-secured. However, remaining units are selling slowly, and the borrower has had to offer large commissions to brokers to try to stimulate sales. Furthermore, issues between the borrower and the mezzanine lender on the project resulted in the borrower declaring bankruptcy. While various problems exist, Corus expects the loan to be repaid through the ongoing sale of the individual condominium units.
The presale of units does not typically occur in the condominium conversion market, and the projects related to Corus’ nonperforming condominium conversion loans had minimal (if any) presales.
As with condominium construction loans, an outside independent appraiser produces the valuation of the collateral at the inception of all condominium conversion loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate. For the nonperforming condominium conversion loans at March 31, 2008, the valuations for three of the properties were determined based on recent appraisals while the other two were determined based on internally-developed estimates.
Finally, the nonperforming condominium conversion loans as of March 31, 2008, have various Completion and Bad Act guarantees and the Company may have claims under these guarantees, however quantifying and assigning a value to these guarantees is difficult. One of the conversion loans had a payment guarantee, but Corus does not consider it significant in relation to the overall credit.
Nonaccrual Other Commercial Real Estate Loans
There was one nonperforming rental apartment loan at March 31, 2008 (outstanding balance and total commitment of $31.2 million). In an effort to increase occupancy at the property under the current weak market conditions, the borrower has reduced rental rates and has also given rent concessions, thus having a negative impact on the net operating income of the property. Corus received an updated appraisal on the property to reflect the revised rental rates, which indicated the estimated realizable value of the collateral was less than the carrying value of the loan. As a result, Corus specifically reserved $4.2 million in the Allowance for Loan Losses to cover the shortfall.
Other Real Estate Owned (“OREO”)
The remaining component of nonperforming assets is Other Real Estate Owned (“OREO”), which consists of three properties. The first is an office property located in the suburbs of Chicago, which Corus took possession of in December 2006 and has a balance of $5.0 million as of March 31, 2008. The property is vacant presently and there was no rental income in the first quarter of 2008.
The second property secures a former condominium conversion loan that Corus foreclosed on in the second quarter of 2007 in Naples, Florida. During the first quarter of 2008, the Company entered into an agreement to sell the property to an unrelated third party. As a result of the agreed upon sales price, Corus recorded a $2.9 million write down on the property. The sale, which is being financed by Corus (after a substantial equity investment from the buyer), is expected to close in the second quarter of 2008.
Corus foreclosed on a third property securing a former condominium construction loan in March 2008, located in San Diego, California. As a result of significant cost overruns, both the developer and the mezzanine lender stopped supporting the loan and “withdrew” from the project. Based on an internal estimate of the project’s value (net of estimated selling costs), Corus charged off $7.5 million of this loan in the fourth quarter of 2007 and an additional $0.4 million in the first quarter of 2008. The remaining loan balance of $18.6 million was transferred to OREO during the first quarter of 2008. Note that the construction is not complete, and additional funding of approximately $15 million will be necessary to finish the project, of which Corus funded $0.6 million during the first quarter of 2008.
An outside independent appraiser produced the valuation of the collateral at the time Corus took possession of each of the above properties. Management verified that, as of March 31, 2008, the current book values were not in excess of estimated fair value (using its own internally-developed valuation model).
Troubled Debt Restructuring
Loans are classified as troubled debt restructuring (“TDR”) when management grants, for economic or legal reasons related to the borrower’s financial condition, concessions to the borrower that management would not otherwise consider. A TDR oftentimes results from situations where the borrower is experiencing financial problems and expects to have difficulty complying with the original terms of the loan. However, once the loan is restructured in a TDR, the prospects of collecting all principal and interest on that loan generally improve. Loans classified as TDR are also considered to be impaired.

As of March 31, 2008, Corus had one TDR not otherwise included above in either nonaccrual or 90 days past due. The loan relates to a construction project in Miami, Florida, which had an outstanding balance of $125.0 million at March 31, 2008, and was fully funded. The underlying project experienced significant cost overruns. The restructuring required the loan sponsors, in satisfaction of various guarantees, to infuse $20 million of funds to cover the cost overruns. While the restructuring did not require Corus to provide any additional loan commitment, Corus agreed to charge the developer a reduced rate of interest on the loan beginning December 1, 2007. Corus estimates the rate reduction, which decreased interest income by $1.1 million in the first quarter of 2008, will decrease interest income by an additional $1 million over the remaining term of the loan (given decreases in the loan balance due to paydowns and lower interest rates). While Corus is entitled to the interest represented by the rate reduction under certain conditions, it is difficult to estimate the probability that such a repayment will occur. As such, Corus is only recording interest at the reduced rate under the restructuring agreement.
In addition to the proceeds from unit closings having paid the loan down by $30 million from December 31, 2007, to its $125.0 million balance at March 31, 2008, unit closings during the first 28 days of April 2008 have paid the loan down to $90 million as of April 28, 2008. Unit closings have been in line with expectations and, based on current sales projections, Corus estimates that its loan will be paid down significantly by the end of 2008. Corus believes it is well secured and does not currently anticipate any loss on the loan.

Potential Problem Loans
In addition to requiring the disclosure of “nonperforming loans” (i.e., loans which are nonaccrual and/or 90 days or more past due, as well as restructured loans), Industry Guide 3 of the U.S. Securities and Exchange Commission also requires the disclosure of loans which are not now nonperforming, but, “where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming.”
As of March 31, 2008, management has identified 13 Potential Problem Loans, all of which are secured by condominium projects.

	As of March 31, 2008
	Construction			Conversion			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	3	$199	$301	—	$—	$—	3	$199	$301
Orlando	—	—	—	1	17	17	1	17	17
Other	1	130	137	—	—	—	1	130	137

Florida Total	4	329	438	1	17	17	5	346	455
Los Angeles	3	67	105	—	—	—	3	67	105
Sacramento	—	—	—	1	21	22	1	21	22

California Total	3	67	105	1	21	22	4	88	127
Atlanta	1	27	36	1	22	22	2	49	58
Las Vegas	1	45	51	—	—	—	1	45	51
Other	1	61	65	—	—	—	1	61	65

Total	10	$529	$695	3	$60	$61	13	$589	$756

The table below presents a roll-forward of the balance of Potential Problem Loans for the three months ended March 31, 2008:

	Three Months Ended
	March 31, 2008
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Balance at December 31, 2007	8	$300	$449
Additions	8	320	386
Subtractions:
Became a Nonperforming Loan	(2)	(39)	(61)
Paid off	—	—	—
Status improved	(1)	(14)	(14)
Balance changes	NA	22	(4)

Balance at March 31, 2008	13	$589	$756

NA - Not applicable
Other Assets
As of March 31, 2008, other assets were $72.8 million, compared to $30.0 million one year earlier. The change was due primarily to an increase in the balance of net current and deferred taxes (collectively “net taxes receivable”). The balance of net taxes receivable increased, driven primarily by changes in deferred taxes related to unrealized security gains and the Allowance for Loan Losses.

Deposits
The following table details the composition of Corus’ deposits by product type:

	March 31		December 31		March 31
(in millions)	2008		2007		2007
Retail certificates of deposit	$5,415	70%	$5,319	70%	$5,723	68%
Money market	1,567	20	1,465	19	1,712	20
NOW	250	3	254	3	279	3
Demand	246	3	254	3	299	4
Brokered certificates of deposit	185	2	205	3	259	3
Savings	121	2	123	2	128	2

Total	$7,784	100%	$7,620	100%	$8,400	100%

At March 31, 2008, approximately 54% of the Bank’s $7.6 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 180,000 accounts.
Long-Term Debt – Subordinated Debentures (“Trust Preferred”)
As of March 31, 2008, Corus had $404.6 million in floating rate junior subordinated notes (the “Debentures”). The majority of the proceeds from these issuances were infused into the Bank as additional equity. In addition, banking regulations allow for bank holding companies to include (up to certain limits) Trust Preferred Securities in their regulatory capital calculations. As of March 31, 2008, Corus’ Trust Preferred Securities were included in the regulatory calculation of the Company’s “Total Risk-Based Capital” (with $253 million included in “Tier 1 Capital”, and the remainder in “Tier 2 Capital”). (See the “Capital” section below for further information.)
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
All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future. However, based on March 31, 2008, market interest rates, the interest payments would be approximately $21 million per annum.
Note that the Debentures were issued to unconsolidated subsidiary trusts of the Company. Each trust’s sole purpose is to issue Trust Preferred Securities with terms essentially identical to the Debentures and then use the proceeds of the Trust Preferred issuance to purchase debentures from the Company.
As a result of Corus’ decreased earnings and the increase in nonperforming assets, together with the turmoil in the credit markets, management does not believes Corus could issue additional Trust Preferred Securities at this time. Further, there is no assurance that this historical source will be available to Corus again in the future.

Other Borrowings
Corus, through its bank holding company, has a $50 million revolving line of credit. The line of credit matures on February 28, 2010, and is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it has historically used the line of credit to fund loan participations that it had entered into with the Bank. As of March 31, 2008, the line of credit had an outstanding balance of $46.9 million.
The Company voluntarily chose to decrease the line of credit from $150 million down to $50 million during the first quarter of 2008. This action saved Corus from having to pay an unfunded fee estimated at $375,000 per annum (3/8% on the then unfunded amount). The decrease is consistent with management’s expectation that the holding company will no longer participate in any new loans with the Bank.
Liquidity and Capital Resources
Bank Holding Company
Sources At March 31, 2008, the holding company had cash and marketable equity securities of $203 million and $70 million, respectively, for a total of $273 million. By comparison, the holding company had cash and marketable equity securities of $146 million and $208 million, respectively, for a total of $354 million one year earlier. The cash is held on deposit at the Bank, and the securities are generally investments in equity securities. In order to be conservative, the holding company has “designated” $37 million of its cash to cover loan participations committed to by the holding company but unfunded as of March 31, 2008, and $14 million to cover dividends declared. It is important to note that while the holding company has earmarked a portion of its cash for participations, this action is one of prudence by management and not the result of any regulatory or legal requirements. Therefore, the holding company had “free and clear” cash and marketable securities aggregating $222 million at March 31, 2008, which could be used for any corporate purpose, such as share repurchases, supporting the Bank’s capital position and/or supporting the holding company’s cash flow needs.
In addition, subsequent to March 31, 2008, Corus sold its remaining common stock portfolio. The market value at the time of the sales was $67 million, and gave rise to the Company realizing approximately $15 million of security gains (which will be reflected in our second quarter 2008 results). The proceeds from these sales were deposited into the Bank. As a result, the holding company had total bank deposits at April 29, 2008, of approximately $208 million, all of which could be used for any corporate purpose, such as share repurchases, supporting the Bank’s capital position and/or supporting the holding company’s cash flow needs.
The loan participations mentioned above refer to instances where the holding company has purchased a participation in loans originated by the Bank. The holding company had previously entered into participations with the Bank so that the Company could hold loans greater than the Bank alone would otherwise be able to (banking regulations impose various limitations on banks’ extensions of credit). The loans participated in are typically construction loans which, as is the nature of construction loans, are unfunded at inception and may take several years to be fully drawn down. The difference between the holding company’s total commitment and the amount actually funded is referred to as the unfunded commitment. As of March 31, 2008, the holding company’s total commitments were $67 million, of which $30 million was funded, leaving $37 million unfunded as cited above.
Between 2003 and 2005, cash and liquidity needs of the holding company were primarily met through the issuance of a form of long-term debt, commonly referred to as “Trust Preferred Securities” (the attributes of these securities are described in the section titled “Long-Term Debt — Subordinated Debentures”). During this period, the holding company issued, through unconsolidated subsidiary trusts, approximately $350 million of Trust Preferred Securities, infusing the majority of the proceeds into the Bank, while retaining enough cash to satisfy its own liquidity needs. In 2006 and 2007, the holding company received $249 million of dividends from the Bank, and issued an additional $45 million of Trust Preferred Securities. As a result of the decreased earnings at the Company, and an increase in nonperforming assets, together with the turmoil in the credit markets, management believes it is unlikely that Corus could issue Trust Preferred Securities at this time. There is no assurance that this historical source will be available to Corus again in the future.
As a result of decreased earnings at the Bank and an increase in nonperforming assets, the Bank did not pay the holding company a dividend during the first quarter of 2008. The near term outlook for credit markets appears difficult, and we anticipate these conditions will continue to negatively impact the Bank’s loan portfolio and earnings power. As a result, Bank dividends may be a limited source of liquidity for the holding company over the near term horizon. In addition, Bank regulations impose various constraints on a bank’s ability to pay dividends. (See the “Regulatory Capital and Dividend Restrictions” section for a detailed discussion.)

Additional sources of liquidity available to the holding company include interest earned on loan participations and on Bank deposits. The holding company also has a revolving line of credit (see discussion in the section titled “Other Borrowings”).
Uses As mentioned above, between 2003 and 2005, the holding company’s primary use of cash was capital infusions into the Bank. The Bank’s capital needs have changed such that the holding company has not made any capital contributions to the Bank since 2005. However, in April 2008, the holding company’s board passed a resolution that states that the holding company will infuse capital into the Bank in amounts equal to any net after-tax loss incurred by the Bank. Additional uses include interest and principal payments on debt, share repurchases, and the payment of operating expenses. (See the “Regulatory Capital and Dividend Restrictions” section for additional information.)
Corus Bank, N.A.
Sources At March 31, 2008, the Bank’s liquid assets totaled $4.4 billion, or 49% of its total assets versus $5.7 billion, or 59% of total assets at March 31, 2007. The Bank’s primary sources of cash include: loan paydowns/payoffs, investment securities that matured or were sold, Bank earnings retained (i.e., not paid to the holding company as a dividend), and capital infusions from the holding company.
Uses The Bank’s historic principal uses of cash include funding loans (both new loans as well as drawdowns of unfunded loan commitments), depositor withdrawals and, to the extent applicable, dividends to the holding company (see section below entitled “Regulatory Capital and Dividend Restrictions” for a further discussion). At March 31, 2008, the Bank had unfunded commercial real estate loan commitments of $3.4 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 30 months, although such fundings could occur more rapidly.
The Bank must also retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses. Corus deposits are primarily from short-term certificates of deposit (“CDs”), virtually all with original maturities of 1 year or less, and money market accounts. These deposits present a potentially greater liquidity risk than would longer-term funding alternatives. The Bank must therefore be prepared to fund those withdrawals and, as such, internally allocates a substantial pool of its investment securities “against” deposits.
Capital
Maintaining a solid capital base has been one of Corus’ guiding principles for many years. Corus has established an internal capital goal for our subsidiary bank, Corus Bank, N.A. “(Bank”), that we believe is sound and takes into account our overall risk position and significantly exceeds regulatory requirements (as well as significantly exceeding the capital levels maintained by our peer banks). Our internal goal is the sum of: (1) the amount required to meet the regulatory definition of “well capitalized” – the highest rating possible, plus (2) a cushion equal to approximately 35% of that regulatory threshold. The amount required for Corus Bank to meet the regulatory definition of well capitalized is approximately $700 million. The Bank’s capital (simply bank equity plus loan loss reserves) at March 31, 2008, totaled over $1.0 billion, well above the regulatory thresholds (see below for more detailed information).
In addition to the cushion maintained at the Bank, our holding company had bank deposits at April 29, 2008, of $208 million, all of which was unpledged and available for any corporate use. This figure reflects Corus having sold its remaining common stocks subsequent to quarter end; the proceeds from those stocks sales, which had a then market value of $67 million, were deposited at the Bank.
So, we have two levels of cushion to protect ourselves from unforeseen losses. Our Bank has a strong capital cushion and the holding company has built up a strong and meaningful cash and marketable securities position, which could be used to bolster the Bank if the need arose.
Regulatory Capital and Dividend Restrictions
Banking regulations require that Corus and the Bank maintain appropriate levels of capital relative to their operations, including maintaining certain capital ratios. The highest rating available under those regulations is referred to as “well-capitalized.” As of March 31, 2008, Corus and the Bank had capital levels that gave rise to capital ratios well in excess of the numerical thresholds to be considered “well-capitalized” (see below for further detail). Failure to maintain appropriate levels of capital could severely limit Corus’ and/or the Bank’s ability to pay dividends, Corus’ ability to repurchase shares, or could increase the Bank’s Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, among other potential consequences.

Regulatory Capital As of March 31, 2008, Corus and the Bank had capital levels that gave rise to capital ratios well in excess of the numerical thresholds to be considered “well-capitalized” pursuant to the Bank Holding Company Act (“BHCA”) and the Prompt Corrective Action (“PCA”) provisions of the FDIC Improvement Act of 1991 (discussed further below). PCA outlines three separate capital adequacy categories for an insured depository institution to be considered “well-capitalized:” Total risk-based capital ratio of 10% or more, Tier 1 risk-based capital ratio of 6% or more, and Tier 1 leverage ratio of 5% or more (see table below for further information). As of March 31, 2008, the Bank exceeded the numerical level of capital required by all three measures by $305 million. As of March 31, 2008, Corus’ capital ratios were well in excess of the measures in the BHCA by a minimum of $514 million.
The Bank’s capital category is determined solely for the purpose of applying PCA, and that capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects. The PCA provisions though give banking regulators the legal authority to reduce the capital classification of a bank below what the numerical capital ratios would otherwise indicate. Regulators may require that the Bank retain capital greater than the amount prescribed by the numerical thresholds under PCA. Such additional requirements could have various implications, including potentially limiting the amount of dividends the Bank could pay to the holding company. Further, in addition to the numerical capital ratios outlined above, to be deemed well-capitalized under the PCA provisions, a bank cannot be subject to an order, a written agreement, a capital directive or a PCA directive.
Concentrations in Commercial Real Estate Lending In December 2006, the Office of the Comptroller of the Currency (“OCC”), together with the Board of Governors of the Federal Reserve System and the Federal Insurance Corporation (the “Agencies”), issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance indicates it is intended to “reinforce and enhance the Agencies’ existing regulations and guidelines for real estate lending” and, to “remind institutions that strong risk management practices and appropriate levels of capital are important elements of a sound Commercial Real Estate (“CRE”) lending program, particularly when an institution has a concentration in CRE loans.” Importantly, the Guidance states that it, “...does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.”
While the Guidance states that it, “...does not define a CRE concentration,” it does outline ‘supervisory monitoring criteria’ that, “...the Agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk.” Those criteria are: “(1) Total loans for construction, land development, and other land representing 100 percent or more of the institution’s total capital, or (2) Total commercial real estate loans representing 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate portfolio increasing by 50 percent or more during the prior 36 months.”
As of March 31, 2008, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.8 billion, which represented 368% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves (please see table below for further information). Also as of March 31, 2008, the Bank had commercial real estate loan balances outstanding totaling $4.5 billion, which represented 433% of the Bank’s total capital. (The Bank’s loan balances are slightly less than consolidated balances due to loan participations with the holding company.) Therefore, as of March 31, 2008, the Bank’s ratios were both significantly greater than the regulatory criteria.
As discussed above, the Guidance does not establish any explicit formulas for determining appropriate capital levels for banks with commercial real estate loan concentrations. The Guidance states that the “...existing {regulatory} capital adequacy guidelines note that an institution should hold capital commensurate with the level and nature of the risks to which it is exposed,” and then reminds banks with CRE concentrations that, “...their capital levels should be commensurate with the risk profile of their CRE portfolios.” The Guidance states that, “In assessing the adequacy of an institution’s capital, the Agencies will consider the level and nature of inherent risk in the CRE portfolio as well as management expertise, historical performance, underwriting standards, risk management practices, market conditions, and any loan loss reserves allocated for CRE concentration risk.”

Regulatory Capital Ratios Below is a table of the minimum ratios required under each of the measures to be classified “well capitalized” for regulatory purposes, Corus’ and the Bank’s actual regulatory capital and ratios and, importantly, the amount by which Corus and the Bank were in excess of those numerical thresholds as of March 31, 2008.

	Regulatory Requirement				Capital
	to be classified as				in Excess of
	“Well-Capitalized”		Actual Period-End Capital		Regulatory
	(Requirement is % based)		Ratios & Amounts		Requirement
(in thousands)	As a %	Amount	As a %	Amount	Amount
Corus Bankshares, Inc.
Tier 1 Leverage (1)	n/a	n/a	n/a	n/a	n/a
Tier 1 Risk-Based (2)	6.0%	$441,395	13.8%	$1,011,982	$570,587
Total Risk-Based (3)	10.0%	$735,658	17.0%	$1,250,137	$514,479

Corus Bank, N.A.
Tier 1 Leverage (1)	5.0%	$446,568	10.5%	$941,146	$494,578
Tier 1 Risk-Based (2)	6.0%	$435,708	13.0%	$941,146	$505,438
Total Risk-Based (3)	10.0%	$726,180	14.2%	$1,031,949	$305,769

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

(3)
Total risk-based capital (equal to Tier 1 capital plus trust preferred securities that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and SFAS 115 gain); computed as a ratio to risk-adjusted assets.

Dividend Restrictions The payment of dividends by the Bank to the holding company is subject to various federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years (unless the dividend is approved by the OCC). In this context, retained net income means the net income of the bank less any dividends paid (including both paid in the applicable prior periods and proposed). As of March 31, 2008, the aggregate amount legally available to be distributed from the Bank to the holding company, based on the Bank being “well capitalized” as of March 31, 2008, was approximately $62 million. In addition, bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. As of March 31, 2008, management does not believe any conditions or events had changed the Bank’s capital category since its last capital category notification.
Share Repurchase Program
The Company has in place a Share Repurchase Program (the “Program”) that was approved by Corus’ Board of Directors (the “Board”) in October 2007. As of March 31, 2008, the remaining shares authorized for repurchase under the Program were 4,708,100. While there were no share repurchases during the first quarter of 2008, the Board and management continue to be quite interested in additional share repurchases. While the Board and management are mindful of the difficult current market conditions and monitor Corus’ capital levels very closely, with Corus’ stock trading at such low levels relative to book value, share repurchases could nonetheless be an excellent use of the Company’s capital.

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•
The impact of weak credit market conditions, particularly in the residential housing and mortgage lending markets, including the adverse effects on Corus’ loan originations, and credit quality (as reflected in nonaccrual loans, charge-offs and loan loss provisions).

•	The ability and willingness of borrowers or second mortgage holders to support loans secured by underperforming projects;
•	The Company’s concentration in condominium construction lending;
•	The Company’s geographic concentration;
•	Weak sales of condominium units and/or cancellations of condominium “pre-sale” contracts, and the adverse impact these events could have on loan paydowns and collateral valuations;
•	The risk that borrowers will not be able to complete the construction of projects in a timely fashion and/or within budget;
•	The risk that guarantors will not be able to honor their guarantees in a material fashion, including their completion guarantees related to halted projects and/or cost overruns on projects;
•	The risk that Corus is not able to successfully originate a meaningful amount of new loans in the office, hotel or apartment sectors;
•	The risk that Corus is not able to “convert” a significant number of the pending loans, particularly those in the Application and Commitment Letter stage, into loan originations;
•
The risk that competition to finance new construction projects increases, which could impede Corus’ new loan originations efforts, cause market pricing on loans to decline and/or loan “structures” to be less favorable (e.g., higher loan to cost, etc.);

•	The complex interplay of originations, construction loan funding, and loan payoffs/paydowns and the resulting difficulty in projecting future loan commitments and balances;
•
The occurrence of one or more catastrophic events that may directly or indirectly, affect properties securing Corus’ loans, including, but not limited to, earthquakes, hurricanes, and acts of terrorism;

•
The risk that interest rates could increase, perhaps materially (a more acute risk with interest rates at such historically low levels), and the negative impact such a shift could have on: housing demand and/or values, our borrowers’ ability to support the higher interest rate “carry costs” on loans (the vast majority of our loans are floating rate). In addition, such a shift could also diminish developers’ interest in undertaking new construction projects;

•
The risk that the resolution passed by the holding company’s Board of Directors to infuse capital into the Bank could pose a strain on the holding company’s cash flow, liquidity and/or capital positions in the future;

•	The effect of competitors’ pricing on deposit products;
•
The risk that the issuers of some of the Bank’s investments, including its holdings of the short-term debt issued by several Government Sponsored Enterprises and certificates of deposits issued by various US banks, could experience credit problems, and the negative financial implications this could have on Corus’ results;

•
The risk that regulatory agencies that have authority over the Company or its subsidiaries may impose restrictions on the Company or its subsidiaries, including with regard to its loan and deposit efforts, dividend payments, among various other possible actions;

•	The risk that management’s estimate of the adequacy of the allowance for credit losses could be incorrect;
•	Corus’ ability to attract and retain experienced and qualified personnel; and
•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.
Do not unduly rely on forward-looking statements. They give Corus’ expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and, except as required by law, Corus does not intend to update them to reflect changes that occur after that date. For a discussion of factors that may cause actual results to differ from expectations, refer to the Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. Any factor described in this filing or in any document referred to in this filing could, by itself or together with one or more other factors, adversely affect the Company’s business, earnings and/or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Interest Rate Risk & Asset/Liability Management
Corus’ operations are subject to risk resulting from interest rate fluctuations as a result of differences between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus’ asset/liability management activities is to provide maximum levels of net interest income while staying within acceptable levels of interest rate risk. Corus uses an internally developed model as the primary quantitative tool in measuring its potential interest rate risk. The model simulates results under a variety of interest rate scenarios to quantify the potential effect changes in interest rates could have on future levels of net interest income. These simulations incorporate numerous assumptions, including estimates and projections regarding the future: composition of Corus’ balance sheet (e.g., loans, deposits, etc.), pricing of Corus’ assets and liabilities (e.g., loan, investment and deposit yields), level of nonaccrual assets, uses of derivative financial instruments (which may include basis swaps, interest rate swaps, floors, and options), among many others.
In order to gauge Corus’ sensitivity to changes in interest rates, management calculated the potential impact that changes in interest rates could have on Corus’ net interest income over the next calendar year. Corus then compared the projected net interest income under a “Stable” rate scenario (i.e., a scenario in which interest rates do not change) to a variety of hypothetical scenarios (scenarios that are expected to reasonably reflect possible near-term changes in interest rates). The specific scenarios outlined in the table below reflect interest rates rising and falling by 100 bp and 200 bp in a gradual, linear fashion (“ramps”) over the course of twelve months. Further, management assumes that these changes in interest rates occur uniformly across the entire yield curve. It is important to note that Corus’ actual results may, and most likely will, differ from simulated results due to various factors (including timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, and changes in balance sheet composition, among other factors).
General Description of Interest Rate Sensitivity
Corus considers the potential impact of changes in and absolute levels of interest rates on its net interest income over both long-term horizons and short-term (commonly measured over the next twelve months) horizons.
Over the long term, substantially all of Corus’ assets and liabilities are structured in such a way that the rates earned or paid on them will reflect changes in interest rates (“reprice”) within a year following a change in rates. Virtually all of Corus’ assets are either floating rate, generally based on short-term interest rates and resetting quarterly, or short-term, generally maturing within the next year. Similarly, the majority of Corus’ liabilities are floating rate or short-term in nature. Exceptions include demand deposits, which are effectively fixed at a zero percent interest rate, and “administered-rate” deposits (essentially, NOW and Savings accounts) that have historically been quite insensitive to changes in short-term interest rates. These exceptions though make up a relatively small proportion of Corus’ liabilities. The remaining component of Corus’ balance sheet is shareholders’ equity. From an accounting perspective, and hence an interest rate risk sensitivity perspective, equity ‘acts’ as zero percent fixed-rate funding.
The combination of shareholders’ equity, along with the demand and “administered-rate” deposits, is substantially greater than Corus’ long-term fixed-rate or noninterest earning assets (primarily common stock portfolio, cash, fixed-rate loans, nonaccrual loans and fixed assets). As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is referred to, in banking parlance, as being “asset sensitive.” As a result of its asset-sensitive position, Corus generally expects that, all else being equal and over a sufficiently long period of time, increases in short-term interest rates would give rise to an increase in Corus’ net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in Corus’ net interest income.
Notwithstanding the relatively straightforward manner by which Corus believes its interest rate risk can be gauged over a long-term horizon, assessing the Company’s short-term interest rate risks is much more difficult. There are numerous phenomena to consider that may manifest themselves over shorter timeframes or that are unique to certain absolute levels of interest rates.
A significant portion of Corus’ balance sheet is indexed to the 3-month London Inter-Bank Offered Rate (“3-month LIBOR”). Corus has a greater proportion of assets indexed to 3-month LIBOR (the vast majority of its loans) than liabilities indexed to 3-month LIBOR (primarily the trust preferred securities and certain borrowings). As a result, all else being equal, Corus will benefit when the spread of 3-month LIBOR to 3-month Treasuries widens; conversely, Corus will be worse off when this spread tightens — a concept commonly referred to as basis risk.

As stated above, virtually all of Corus’ assets are floating rate or short-term in nature with little “optionality.” The primary exception being interest rate floors included in many of Corus’ floating rate commercial real estate (“CRE”) loans. Simply put, these interest rate floors set a minimum rate on the loan regardless of how much the underlying index falls (the floor rate is a negotiable term of the loans and therefore varies from loan to loan, as well as varying over time). Stated differently, the interest rate floor effectively “fixes” the rate of the loan if short-term rates were to fall to a sufficiently low level. Whenever the floor rate is greater than the calculated rate of the loan, and thus becomes the effective rate on the loan, the interest rate floor is said to be “in-the-money.”
Deposit Pricing
As discussed above, Corus anticipates that, generally, over a long-term horizon the majority of its liabilities will reprice to reflect changes in interest rates. This general view ignores the potential impact that increased competition may, and currently does, have on our ability to price deposits at similar spreads (to comparable treasury rates) to that which we have experienced in the past. Additionally, lower absolute levels of interest rates may impact Corus’ ability to reduce the rates it pays on deposits as rapidly and/or as fully as rates fall.
At March 31, 2008, a significant portion of Corus’ liabilities consisted of certificates of deposit (“CDs”) and money market accounts. The CDs had fixed rates and nearly all had original terms of six or twelve months. The money market deposits don’t have a stated maturity and generally reprice weekly. Historically, the rates Corus paid on CDs and money market accounts ‘floated’ within a range to comparable treasury yields, except during periods of very low short-term interest rates — during which times deposit spreads tended to “widen out.” During 2007 the competition for deposits increased dramatically. This competition, which has continued through the first quarter of this year, has given rise to some of the highest deposit costs (relative to U.S. Treasuries) in the Company’s history. While the increased deposit costs are to some degree another manifestation of the overall liquidity ‘crunch’ in the credit markets, it is harder to gauge how long it will take before these costs return to ‘normal’ levels.
The following table, which reflects the interest risk positions as of March 31, 2008, and December 31, 2007, illustrates Corus’ asset-sensitive positions under each of the interest rate “ramp” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end (for example the 3-month Treasury yield was 1.32% at March 31, 2008 versus 3.25% at December 31, 2007). As a result, a 100bp increase in rates from March 31, 2008 levels would represent a very different interest rate scenario than a 100bp increase in rates from December 31, 2007 levels. Interest rate sensitivity was as follows:

Rate Ramp Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp

Percent change in the next twelve months’ net interest income vs. constant rates

March 31, 2008	n/m	(2.2)%	—	4.7%	16.5%
December 31, 2007	(13.7)%	(8.8)%	—	9.3%	18.7%

(1)	These “ramps” represent hypothetical gradual and sustained changes from rates as of December 31, 2007 and March 31, 2008.
The above table indicates that Corus’ projected interest rate sensitivity, as measured over the next twelve months, has decreased since December 31, 2007, particularly in the –100bp and +100bp scenarios (the –200bp is not meaningful as this would imply short-term Treasury rates below 0%). This change is primarily a function of the precipitous drop in short-term interest rates since December 31, 2007.
As a result of this significant decline in short-term interest rates, a greater proportion of the interest rate loan floors are currently “in-the-money” than were at December 31, 2007. (As discussed above, a loan with an “in-the-money” floor is effectively fixed until rates rise sufficiently such that the calculated loan rate – 3-month LIBOR plus a spread – is higher than the floor rate.) The result is a reduction in Corus’ overall asset sensitivity in those scenarios in which any floors are “in-the-money.” This effect is most apparent in the – 100bp scenario where loan floors mitigate Corus’ downside risk to net interest income, but is also present in the +100bp where the benefit of higher rates is muted.

It is important to note that Corus’ interest rate sensitivity model does not attempt to forecast the potential impact of changes in the overall health of the economy, the vibrancy of the residential real estate market, etc. on Corus net interest income. Thus, while the model points to greater levels of net interest income under higher levels of (short-term) interest rates, such indications, while important, cannot be viewed in isolation from the numerous other exogenous factors that may significantly affect Corus.
As of December 31, 2007, and March 31, 2008, Corus was also exposed to price risk associated with its common stock portfolio. As a result though of having sold its remaining common stocks subsequent to March 31, 2008, Corus is no longer exposed to this risk.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A: RISK FACTORS
The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, and the market price of its common stock. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The Company identified additional risks during the first quarter of 2008 and is providing an update to the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. These risks are as follows:
The Guarantors of the Bank’s loans may not be able to provide adequate support.
The Bank routinely receives guarantees of completion and guarantees that address “bad acts.” If guarantors do not honor their guarantees in a material fashion, including their completion guarantees related to halted projects and/or cost overuns on projects, the Company’s financial condition and results of operations would be adversely affected. Moreover, in many of the Bank’s problem loan situations, either the borrower or a mezzanine lender subordinate to Corus has supported the project/loan with substantial amounts of additional cash. However, since most of our loans are non-recourse upon project completion, past financial support is no guarantee of future support, particularly if the market weakens further or if the market stays at its currently depressed levels for an extended period of time. If this support diminishes materially, the Company’s financial condition and results of operations would be adversely affected.
The Bank’s investment portfolio consists of short-term, unsecured debt and is subject to credit risk.
The Bank’s investment portfolio consists primarily of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations have all been chartered by Congress but are owned by private shareholders – Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively), the FHLB is not publicly traded (instead owned by its member financial institutions, over 8,000 financial institutions from all 50 states) – and are most commonly referred to as government-sponsored enterprises (“GSE”). Each of these organizations was chartered to facilitate home ownership in the United States.
Neither Fannie Mae or Freddie Mac are backed or funded by the U.S. government, nor do the securities they issue benefit from any explicit government guarantee or protection. Likewise, FHLB debt does not carry any explicit government guarantee (although the debt issued by the FHLB are joint and several obligations of all 12 banks of the FHLB). The debt securities issued by GSEs, which are commonly described as “U.S. agency” obligations, typically trade at a relatively narrow spread to Treasuries though due to the market’s perception of an implicit guarantee by the U.S. government.
The Company is subject to risk that the issuers of some of the Bank’s investments, including its holdings of the short-term debt issued by several GSE’s and certificates of deposits issued by various U.S. banks, could experience credit problems, and the negative financial implications this could have on Corus’ results.
The resolution passed by the holding company’s Board of Directors to infuse capital into the Bank could pose a strain on the holding company in the future.
Between 2003 and 2005, the holding company’s primary use of cash was capital infusions into the Bank. The Bank’s capital needs have changed such that the holding company has not made any capital contributions to the Bank since 2005. However, in April 2008, the holding company’s Board of Directors passed a resolution that states that the holding company will infuse capital into the Bank in amounts equal to any net after-tax loss incurred by the Bank. This resolution could pose a strain on the holding company’s cash flow, liquidity and/or capital positions in the future.
The following risks were reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 but have been modified for this report:
Weakening economic conditions in the residential real estate sector have negatively impacted, and may continue to negatively impact, the Company’s financial condition and results of operations.
Weakening economic conditions in the residential real estate sector have adversely affected, and may continue to adversely affect, the Company’s loan originations, including the likelihood that pending loans which reach the Application and/or Commitment stage will ultimately close. While the Company ended the first quarter of 2008 with a reasonable level of commercial real estate loans pending, there can be no assurances that the Company will be able convert these into originations. If the Company is not able to do so, the Company’s financial condition and results of operations will be negatively impacted.

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
The following risks were previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (updated as appropriate):
The Company’s focus on condominium lending and geographic concentration has adversely affected and could continue to adversely affect the Company’s operations.
Corus has a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. At March 31, 2008, approximately 87% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while Corus’ loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas, including Miami, Los Angeles, San Diego, San Francisco, Atlanta, Las Vegas, New York City, the District of Columbia, Chicago, and Phoenix. While the Company believes that its underwriting guidelines are conservative, the occurrence of adverse events or economic deterioration impacting markets or property type categories in which the Company has concentrations has had, and may continue to have, a more significant adverse effect upon its financial condition than if the loan portfolio were more diverse. Moreover, because the Company is focused heavily on loans involving the condominium market, a decline in residential buyers’ preferences for condominiums will adversely affect the Company and its results of operations.
The Company’s loan portfolio is subject to construction risk and market risk.
Problems which can arise in the financing of for-sale condominium housing can be broken down into three broad categories: (1) projects where construction is at risk of coming to a halt; (2) projects where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) projects where construction is complete, but either (a) sales are weak, and/or (b) presale buyers walk away from their contracts. Although the Company takes steps to limit these risks, weakening economic conditions in the residential real estate sector, which may be caused by, among other things, supply/demand imbalances and higher interest rates, has increased, and may continue to increase, these risks, causing an increase in nonaccrual and otherwise nonperforming loans. An increase in nonaccrual and otherwise nonperforming loans results in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which adversely affect the Company’s financial condition or results of operations. Other market risks include the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism, any of which could affect properties securing the loans.
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
The slowdown in the residential real estate sector has led to, and could continue to lead to, foreclosures, which could adversely affect the Company’s results of operations.
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
Loan balances result from the complex interplay of originations, funding of construction loans and the paydown of loans from the sales of condominium units. While the Company ended the first quarter of 2008 with a reasonable level of loans pending, it is difficult to predict the rate at which pending loans will be converted into loan originations. Moreover, it is also difficult to predict both the timing of construction loan funding, the pace of individual condominium sales and the resulting paydowns. As a result, it is possible that loan balances could decline, which could negatively impact the Company’s results of operations.

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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has in place a Share Repurchase Program (the “Program”) that was approved by the Board of Directors in October 2007. As of March 31, 2008, the remaining shares authorized for repurchase under the Program were 4,708,100. There were no share repurchases under the Program in the first quarter of 2008.

ITEM 6: EXHIBITS

3 (i)	Amended and Restated Articles of Incorporation (1)

3 (ii)	Amended Bylaws (1)

4	First Amendment to Amended and Restated Loan Agreement dated March 31, 2008 (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
May 8, 2008	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX

Exhibit
No.	Description

3(i)	Amended and Restated Articles of Incorporation (1)

3(ii)	Amended Bylaws (1)

4	First Amendment to Amended and Restated Loan Agreement dated March 31, 2008 (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith