Form 10-Q
period 2008-06-30
CORUS BANKSHARES INC
filed 2008-08-06
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, the Registrant had 53,710,980 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	December 31	June 30
(dollars in thousands, except per share data)	2008	2007	2007
Assets
Cash and due from banks — noninterest-bearing	$78,070	$76,707	$118,814
Federal funds sold	228,000	586,500	264,200

Cash and Cash Equivalents	306,070	663,207	383,014
Time deposits with banks	2,550,000	—	—
Securities:
Available-for-sale, at fair value
U.S. Government agencies (amortized cost $1,467,904, $3,619,875 and $4,932,476)	1,469,098	3,618,265	4,928,975
Equity securities (cost $0, $101,981 and $102,337)	—	135,981	183,864
Other securities (amortized cost $3,352, $3,308 and $8,741)	3,973	4,492	10,142

Total Securities	1,473,071	3,758,738	5,122,981
Loans, net of unearned income	4,645,679	4,409,387	4,008,657
Less: Allowance for loan losses	144,989	70,992	47,783

Loans, net	4,500,690	4,338,395	3,960,874
Accrued interest receivable	33,638	34,550	37,687
Premises and equipment, net	33,163	26,875	26,906
Other real estate owned	24,824	36,951	40,387
Other assets	89,004	67,861	33,165
Goodwill, net of accumulated amortization	—	—	4,523

Total Assets	$9,010,460	$8,926,577	$9,609,537

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$239,239	$254,477	$281,707
Interest-bearing	7,555,858	7,365,205	7,923,922

Total Deposits	7,795,097	7,619,682	8,205,629
Subordinated debentures relating to Trust Preferred Securities	404,647	404,647	404,647
Other borrowings	32,882	54,945	52,050
Accrued interest payable	13,866	17,257	18,835
Dividends payable	—	13,761	70,992
Other liabilities	33,542	26,888	30,823

Total Liabilities	8,280,034	8,137,180	8,782,976
Shareholders’ Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 53,710,980, 55,011,680 and 56,793,989 shares outstanding, respectively)	2,686	2,751	2,840
Surplus	37,088	44,602	43,824
Equity awards outstanding	9,151	8,215	7,323
Retained earnings	681,490	713,416	722,812
Accumulated other comprehensive income	11	20,413	49,762

Total Shareholders’ Equity	730,426	789,397	826,561

Total Liabilities and Shareholders’ Equity	$9,010,460	$8,926,577	$9,609,537

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share data)	2008	2007	2008	2007

Interest, Points and Fees, and Dividend Income:
Interest, points and fees on loans	$80,421	$114,195	$181,398	$227,911
Federal funds sold	2,392	3,804	6,199	9,082
Time deposits with banks	9,876	—	10,132	—
Securities:
Interest	19,043	67,118	56,499	132,988
Dividends	140	1,659	1,320	3,316

Total Interest, Points and Fees, and Dividend Income	111,872	186,776	255,548	373,297

Interest Expense:
Deposits	80,719	100,434	169,605	203,813
Subordinated debentures relating to Trust Preferred Securities	5,224	7,489	12,291	14,886
Other borrowings	449	1,296	1,250	2,201

Total Interest Expense	86,392	109,219	183,146	220,900

Net Interest Income	25,480	77,557	72,402	152,397
Provision for credit losses	58,500	12,000	95,300	17,500

Net Interest Income/(Loss) After Provision for Credit Losses	(33,020)	65,557	(22,898)	134,897

Noninterest Income:
Securities gains/(losses), net	15,130	13,025	26,108	(2,228)
Service charges on deposit accounts	2,222	2,462	4,708	5,201
Other income	867	943	1,811	1,943

Total Noninterest Income	18,219	16,430	32,627	4,916

Noninterest Expense:
Employee compensation and benefits	2,457	11,005	11,503	22,035
Other real estate owned and protective advances	707	627	4,058	1,638
Insurance — FDIC	1,583	266	3,177	526
Net occupancy	1,317	1,063	2,575	2,208
Depreciation — furniture & equipment	482	485	923	946
Data processing	451	591	921	1,201
Other expenses	3,794	2,836	6,879	6,032

Total Noninterest Expense	10,791	16,873	30,036	34,586

Income/(Loss) Before Income Taxes	(25,592)	65,114	(20,307)	105,227
Income tax expense/(benefit)	(9,408)	22,707	(8,631)	36,431

Net Income/(Loss)	$(16,184)	$42,407	$(11,676)	$68,796

Net Income/(Loss) per Common Share:
Basic	$(0.30)	$0.75	$(0.21)	$1.22
Diluted	$(0.30)	$0.74	$(0.21)	$1.20

Cash Dividends Declared per Common Share (1)	$—	$1.25	$0.25	$1.50

Average Common Shares Outstanding:
Basic	54,623	56,516	54,817	56,382
Diluted (2)	54,623	57,630	54,817	57,517
See accompanying notes.

(1)	The Company eliminated the quarterly cash dividend beginning in the second quarter of 2008. The 2007 amount includes $1.00 per common share special cash dividend declared on June 21, 2007.

(2)	Excludes potential common shares for the periods ended June 30, 2008 since their inclusion would result in antidilution.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2007	$2,751	$44,602	$8,215	$713,416	$20,413	$789,397

Net loss	—	—	—	(11,676)	—	(11,676)
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(5,650)	(5,650)
Reclassification adjustment for net gains realized in net income	—	—	—	—	(26,108)	(26,108)
Income tax effect	—	—	—	—	11,356	11,356

Comprehensive loss						(32,078)

Share-based compensation	—	—	1,050	—	—	1,050

Repurchase and retirement of 1,307,400 common shares	(65)	(623)	—	(6,488)	—	(7,176)

Restricted stock vested, 6,700 common shares	—	95	(114)	—	—	(19)

Tax benefit of restricted stock dividends	—	3	—	—	—	3

Loss sharing under the Commission Program for Commerical Loan Officers	—	(6,989)	—	—	—	(6,989)

Cash dividends declared on common stock, $0.25 per common share (1)	—	—	—	(13,762)	—	(13,762)

Balance at June 30, 2008	$2,686	$37,088	$9,151	$681,490	$11	$730,426

See accompanying notes.

(1)	The Company eliminated the quarterly cash dividend, beginning in the second quarter of 2008.
SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	—	—	—	68,796	—	68,796
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(9,700)	(9,700)
Reclassification adjustment for net losses realized in net income	—	—	—	—	2,228	2,228
Income tax effect	—	—	—	—	2,633	2,633

Comprehensive income						63,957

Share-based compensation	—	—	934	—	—	934

Shares issued under stock option plans, 1,005,800 common shares	51	12,173	(2,651)	—	—	9,573

Repurchase and retirement of 457,789 common shares	(23)	(132)	—	(7,220)	—	(7,375)

Cash dividends declared on common stock, $1.50 per common share (1)	—	—	—	(85,055)	—	(85,055)

Balance at June 30, 2007	$2,840	$43,824	$7,323	$722,812	$49,762	$826,561

See accompanying notes.

(1)	Includes $1.00 per common share special cash dividend declared on June 21, 2007.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(11,676)	$68,796
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Provision for credit losses	95,300	17,500
Depreciation and amortization	1,329	1,317
Accretion of investment discounts	(54,280)	(124,142)
Deferred income tax benefit	(34,648)	(580)
Securities (gains)/losses, net	(26,108)	2,228
Change in commissions held back (1)	(8,624)	2,331
Share-based compensation expense	1,050	934
Loss of/(excess) tax benefits from share-based payment arrangements	16	(2,152)
Loss on other real estate owned, net	2,987	—
Decrease in accrued interest receivable	912	5,410
Decrease in accrued interest payable	(3,391)	(8,646)
Decrease in other assets	24,845	1,370
Increase/(Decrease) in other liabilities	7,193	(9,743)

Net cash used in operating activities	(5,095)	(45,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities from time deposits with banks	600,000	—
Purchases of time deposits with banks	(3,150,000)	—
Proceeds from maturities of available-for-sale securities	3,985,649	6,509,388
Proceeds from sales of available-for-sale securities	840,987	30,144
Purchases of available-for-sale securities	(2,492,339)	(6,142,897)
Net (increase)/decrease in loans	(255,861)	83,191
Recoveries of previously charged-off loans	225	489
Purchases of premises and equipment	(7,617)	(847)
Proceeds from sale of other real estate owned	12,465	—
Net expenditures on other real estate owned	(2,934)	—

Net cash (used in)/provided by investing activities	(469,425)	479,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in deposit accounts	174,161	(499,046)
Net proceeds from issuance of subordinated debentures relating to Trust Preferred Securities	—	20,000
(Decrease)/Increase in other borrowings, net	(22,063)	12,631
Cash proceeds from stock option exercises	—	46
Repurchases and retirements of common shares	(7,176)	—
(Loss of)/excess tax benefits from share-based payment arrangements	(16)	2,152
Cash dividends paid on common shares	(27,523)	(28,124)

Net cash provided by/(used in) financing activities	117,383	(492,341)

Net decrease in cash and cash equivalents	(357,137)	(58,250)
Cash and cash equivalents at January 1	663,207	441,264

Cash and cash equivalents at June 30	$306,070	$383,014

See accompanying notes.

(1)	Pursuant to the Commission Program for Commercial Loan Officers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Consolidated Financial Statements

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The Company has decided not to apply the fair value option to any of its assets or liabilities.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Corus is currently evaluating the impact, if any, that SFAS 161 will have on the notes to the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have any impact on its consolidated financial statements.

3.	Allowance For Credit Losses

The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $153.3 million at June 30, 2008, which was comprised of a $145.0 million Allowance for Loan Losses and an $8.3 million Liability for Credit Commitment Losses.

A rollforward of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$94,827	$54,424	$76,992	$50,793
Provision for credit losses	58,500	12,000	95,300	17,500
Charge-offs	(54)	(13,348)	(19,178)	(15,499)
Recoveries	66	207	225	489

Balance at June 30	$153,339	$53,283	$153,339	$53,283

4.	Impaired Loans

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following table presents details of impaired loans:

	June 30	December 31	June 30
(in millions)	2008	2007	2007
Outstanding balances	$884	$438	$231

Outstanding balances of impaired loans with a specific reserve	550	138	—
Specific reserve on impaired loans	59	13	—

For the three and six months ended June 30, 2008, average impaired loans totaled $822 million and $700 million, respectively. For the three and six months ended June 30, 2007, average impaired loans totaled $208 million and $172 million, respectively. Interest income recognized on impaired loans during the periods in which they were impaired was $1.1 million and $3.4 million, respectively for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, interest income recognized on impaired loans during the periods which they were impaired was $1.4 million and $2.6 million, respectively.

Nonaccrual loans, included in impaired loans listed above, totaled $830 million and $201 million as of June 30, 2008, and 2007, respectively. The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Gross amount of interest that would have been recorded at the original rate	$15,111	$4,900	$23,916	$8,319
Interest that was recognized in income	88	1,430	502	2,570

Negative impact (foregone interest)	$15,023	$3,470	$23,414	$5,749

At June 30, 2008, impaired loans also included a $51 million loan classified as a troubled debt restructuring. As a result of the restructuring, interest income from the loan was $0.3 million and $1.4 million less than it otherwise would have been during the three and six months ended June 30, 2008.

5.	Subordinated Debentures relating to Trust Preferred Securities

Subordinated debentures outstanding totaled $404.6 million as of June 30, 2008. The stated maturities of the instruments range from 2033 through 2037. Interest and fees included in interest expense totaled $5.2 million and $12.3 million for the three and six months ended June 30, 2008, respectively, and $7.5 million and $14.9 million for the three and six months ended June 30, 2007, respectively. Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of June 30, 2008, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.

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

The line of credit is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it has historically used the line of credit to fund loan participations that it had entered into with the Bank. As of June 30, 2008, the line of credit had a balance of $32.5 million.

Loan covenants include requirements for Corus and the Bank to maintain prescribed levels of capital, limit the level of nonperforming loans relative to capital, and maintain a minimum ratio of the allowance for both loan losses and unfunded loan commitments to total loans. Corus is in compliance with all loan covenants as of June 30, 2008.

7.	Net Income/(Loss) Per Share

Net income/(loss) per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per-share data)	2008	2007	2008	2007
Numerator:
Net income/(loss) attributable to common shares	$(16,184)	$42,407	$(11,676)	$68,796

Denominator:
Average common shares outstanding — Basic	54,623	56,516	54,817	56,382
Effect of dilutive potential common shares	—	1,114	—	1,135

Average common shares outstanding — Diluted	54,623	57,630	54,817	57,517

Net income/(loss) per share:
Basic	$(0.30)	$0.75	$(0.21)	$1.22
Diluted	(0.30)	0.74	(0.21)	1.20

For the three and six months ended June 30, 2008, diluted net income per share excluded the impact of all potential common shares because the effect would have been antidilutive. In addition, for the three and six months ended June 30, 2007, stock options outstanding to purchase 1,421,490 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

8.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the six months ended June 30, 2008 and 2007, and Corus does not expect to make any contributions to the plan for the remainder of 2008.

Net periodic benefit cost was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Service cost	$244	$275	$488	$550
Interest cost	401	377	802	754
Expected gain on plan assets	(449)	(465)	(898)	(929)

Net Periodic Benefit Cost	$196	$187	$392	$375

9.	Income Taxes

Corus’ effective tax rate for the second quarter of 2008 was 36.8% as compared to 34.9% for the second quarter of 2007. The change in the effective tax rate for the quarter was primarily due to increases in effective state tax rates. For the six months ended June 30, 2008, Corus’ effective tax rate was 42.5% compared to 34.6% in 2007. The 2008 tax rate was impacted by a first quarter adjustment related to the “beneficial” impact of higher effective state tax rates on Corus’ deferred tax assets.

Effective tax rates for both the quarter and year-to-date periods were also negatively impacted by the significant decrease in dividend income. Dividend income, of which 70% is not taxable, decreased consistent with the sale of the Corus’ equity security portfolio.

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

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever possible;

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by data in the market;

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques primarily include the use of discounted cash flow models.

The Company used the following methodologies to measure the fair value of its financial assets on a recurring basis:

Available-for-sale securities - Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. This includes the Company’s investments in Standard & Poor’s Depository Receipts. The majority of the Company’s available-for-sale investments however, are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair value of these securities is based on quoted market prices obtained from an external pricing service. In obtaining such data from the pricing service, Corus has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Corus’ principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. These securities are classified in Level 2 of the valuation hierarchy and include U.S. Government agencies.

While Corus classifies its U.S. Government agency debt securities as Level 2 assets, these securities (which are owned by Corus’ banking subsidiary, Corus Bank, N.A.) are all short-term (generally with remaining terms of 1 year, if not significantly shorter) “straight” bullet maturities (i.e., no calls, or other embedded optionality). There is a very deep and liquid market for these securities, and they could be sold at fair market value in short order to meet any liquidity demands.

Interest rate swap agreements - These agreements entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the swap agreement. The market quotes were developed by the counterparty using market observable inputs, which primarily include the London Interbank Offered Rate (“LIBOR”) for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, the agreements are classified in Level 2 of the valuation hierarchy. The Company also considers nonperformance risk, including the likelihood of default by itself and its counterparties, when evaluating whether market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with highly rated and pre-approved counterparties. The likelihood of the Company’s default is considered to be remote. Both credit risk of our counter-parties and the Company’s default risk are also mitigated through the pledging of collateral when certain thresholds are reached. For these reasons, nonperformance risk is considered extremely low and, accordingly, any such credit risk adjustments to the Company’s swap agreements would be immaterial.

The table below presents the balances of assets measured at fair value on a recurring basis (no liabilities were measured at fair value at June 30, 2008).

	Fair Value at June 30, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$1,469,098	$—	$1,469,098
Other securities	3,973	—	—	3,973
Interest rate swap agreements	—	1,107	—	1,107

Total	$3,973	$1,470,205	$—	$1,474,178

In addition, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with Generally Accepted Accounting Principles. These adjustments to fair value result from either specific reserves or charge-offs of individual loans. Disclosure is required for those loans which are both recorded on the Company’s balance sheet at fair value as of June 30, 2008 and where the nonrecurring fair value measurement resulted in income or expense during the three and six months ended June 30, 2008.

Nonfinancial assets measured at fair value on a nonrecurring basis also include other real estate owned. SFAS 157 will apply to these fair values measurements beginning January 1, 2009.

The Company uses the following methodology to measure the fair value of its financial assets on a nonrecurring basis:

Impaired loans - The carrying value of impaired loans is disclosed in Note 4, “Impaired Loans,” of the Notes to Consolidated Financial Statements. A loan is classified as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment was measured based on the fair value of the real estate collateralizing the loan, which was derived from either appraisals or based on internally-developed models. Both the appraisals and the internally-developed models, while based on observable transactions involving similar assets in similar locations, rely heavily on unobservable data such as estimated sales velocity. As such, these are considered Level 3 fair value assessments.

As of June 30, 2008, impaired loans measured at fair value had a carrying amount, net of specific reserves, of $490 million (net of costs to sell). For the three and six months ended June 30, 2008, expenses totaling $47 million and $65 million were recorded to reflect the fair value adjustments.

11.	Supplemental Information to Statements of Cash Flows

	Six Months Ended
	June 30
	2008	2007
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$186,537	$229,546
Income taxes	2,450	39,755
Noncash Investing and Financing Activities:
Loan transferred to other real estate owned	$18,591	$31,948
Loan charge-offs	19,178	15,499
Corus financed OREO sale	18,200	—

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
EXECUTIVE OVERVIEW
Unfortunately, 2008 continues to be a very difficult year for many financial institutions, including Corus. The primary source of the current market difficulties stems from one of the worst housing slumps this country has experienced. The effects from this downturn have rippled through many parts of the economy, adversely impacting credit markets (including mortgage availability for home buyers) and are clearly placing a drag on consumer confidence and the broader economy. The combination of these forces, coupled with Corus’ focus on condominium construction lending, have led to significant increases in nonaccrual loans, loan loss provisions, and, as a result, significant declines in our reported earnings — with the current quarter’s net loss being the first quarterly loss ever reported by Corus. Our stock price has also suffered tremendously as a result. Unfortunately, we anticipate these difficulties will persist for some time.
Capital & Liquidity Planning
While the current environment is quite unpleasant, it is not at all unexpected. We have always recognized that a severe downturn in the residential real estate markets was a possible, if not likely, occurrence. We have always expressly provided for the possibility of such a downturn, and the associated nonaccrual loans and provisions for credit losses, in our corporate planning. In fact, this possibility is precisely the reason Corus has maintained such unusually strong capital and liquidity levels for so many years now. While in years gone by some may have questioned the Company’s need for such a fortress-like balance sheet, it is now clear that our advance building of capital and liquidity were the right moves.
As of June 30, 2008, Corus Bank’s capital (essentially bank equity plus loan loss reserves) totaled over $1.0 billion, substantially greater than the regulatory requirement of $700 million for the Bank to be categorized as “well-capitalized” (the highest rating possible). In addition, as of June 30, 2008 the holding company had cash of $200 million, all of which was unpledged and available for any corporate use. So, we have two levels of capital cushion to protect the Bank from unforeseen losses. We have further fortified our Company’s safety by maintaining very high levels of liquid investments at the Bank. As of June 30, 2008, the Bank had $4.3 billion of high-grade short-term investments, virtually none of which was pledged as collateral for any borrowings of the Bank or in any way encumbered, and is therefore fully available for any liquidity needs.
Loan Loss Reserves & Nonaccrual Loans
The Company has bolstered its loan loss reserves substantially during 2008, adding over $58 million during the second quarter alone and bringing our allowance for loan losses to $145 million. Corus’ reserve for credit losses (the allowance plus the associated liability for credit commitments) totaled $153 million at June 30, 2008, essentially double the $77 million level at December 31, 2007.
Credit quality issues, the driver behind the Company’s moves to increase its loan loss reserves, resulted in substantial increases in nonperforming loans, with nonaccrual commercial real estate loans growing to $830 million at June 30, 2008, up from $420 million at March 31, 2008 and $201 million at June 30, 2007. Interest income not recorded on nonaccrual loans, what is known as foregone interest income, during the second quarter of 2008 totaled $15 million. It is important to note that this interest is still owed by the borrowers; that is, it has not been forgiven by Corus. Rather, as a measure of conservatism and in compliance with Generally Accepted Accounting Principles (“GAAP”), Corus does not accrue interest income on loans where full collection of principal and interest is not reasonably expected. Only time will tell how much of that foregone interest income will truly be lost.
At this juncture, it seems appropriate for us to make a few comments regarding the relationship between nonaccrual loans, the allowance for loan losses and capital. Over the years, we have seen commentaries suggesting various methods of analyzing these amounts, with the implication that these ‘shortcuts’ can somehow indicate, among other things, whether a bank has sufficient loan loss reserves. These commentaries seem to have two main themes: 1) that the allowance for loan losses should be, in effect, at or above 100% of nonaccrual loan balances, and/or 2) that nonaccrual loans at some certain elevated percentage of loans or a bank’s capital is indicative of a problem. While we certainly understand the reason for these attempted simplifications, the one-size-fits-all concept inherent in these approaches can be more misleading than helpful, and we believe misplaced relative to Corus’ loan portfolio. Some background on how we determine our reserve for loan losses and how we underwrite loans may be helpful in demonstrating why.

Each quarter we perform a comprehensive analysis to determine the appropriate level for the allowance. This assessment includes a detailed loan-by-loan analysis of the collateral supporting our more concerning loans, a process that encompasses all of our nonaccrual loans. For those nonaccrual loans where the collateral value is estimated to be less than our loan exposure, we either record a charge-off or establish a specific reserve in an equal amount to that shortfall. As of June 30, 2008, we had $59 million of specific reserves in the allowance against nonaccrual loans (in addition to $36 million of charge-offs we have already recorded against these nonaccrual loans). Beyond these specific reserves, Corus also holds an additional $85 million of general (including unallocated) reserves against the Company’s accrual and performing loans.
With regard to lending strategy, most banks have a broad spectrum of lending businesses, with many banks having loans that cover the continuum: from unsecured loans, to loans that will likely have a high loss rate should the loan default (e.g., restaurant loans, business inventory loans, home equity loans, credit card loans, etc.), to well-secured loans. Corus is different. The vast majority of Corus’ loans are to finance the construction of brand new, high-end buildings (whether condominium, office, etc.), that are predominantly located in major metropolitan markets. The overwhelming majority of these projects involve outside parties investing substantial sums of money, with equity and non-Corus mezzanine lenders financing around 25% of the project’s cost (an investment percentage that has been significantly higher for 2008 originations to date).
As an example, for a project with a total cost of $200 million, this would mean equity and mezzanine investors would invest $50 million. Corus’ first mortgage would therefore be $150 million, and would typically only begin to fund after the loan sponsor’s have invested their entire $50 million (further, first mortgage loans must generally be paid off before mezzanine loans or equity investors receive any material proceeds). When loan sponsors undertake projects of these sorts, they are doing so based on a projection that they will have created a building that is worth something appreciably more than their cost, typically 20% to 30% over cost. It is important to understand that these valuation projections are not idle assessments of value; they are being made by the equity and mezzanine lenders — investors who are, in this example, putting $50 million of their money at risk if they are wrong (and would generally be wiped out before Corus would take a loss on its first mortgage).
Continuing with the above example, the estimated as-completed net value of the project (net of costs to sell, including brokerage commissions) could therefore, in this generalized loan situation, range from $240 to $260 million. Using the $250 million midpoint implies that the project would have to fall in value by 40% from the originally estimated value, $250 million to $150 million (a $100 million decline), for Corus’ first mortgage to suffer a loss. The upshot of the economics of our loan transactions is that property values can fall significantly before Corus’ first mortgage loans are typically at risk of loss.
It is clear that residential property values in many parts of the U.S. have declined, and substantially so in certain markets. With that said, and as illustrated above, even a substantial fall in the value of the collateral does not necessarily mean Corus is going to take a loss on a first mortgage loan. This essentially gets to the reason that our reserve for loan losses is not 100% of the loan amount, even for our troubled loans. In order to believe that Corus’ loan loss reserve should be 100% of any problem loan means one would also have to believe that the collateral value is $0 — neither a likely nor logical conclusion. This same insight also sheds light on the shortcomings of a simplistic comparison of nonperforming loans to total loans and, even more so, to a bank’s capital (essentially shareholders’ equity plus allowance for loan losses).
So the point is that we carefully scrutinize the current collateral value backing each loan, and if the current collateral value is not equal to or greater than our loan exposure, then we would either charge-off the collateral deficiency amount or specifically reserve for this deficiency in our loan loss reserves. We strongly believe that our loan loss reserves are adequate and are, while it may go without saying, estimated in accordance with all appropriate rules and regulations of GAAP and regulatory guidance.

Deposits
While the dramatic increase in deposit competition that began during the latter half of 2007 has declined somewhat, deposit costs (which we measure as a spread relative to U.S. Treasuries) are still at some of the highest levels in the Company’s history. The increased deposit costs are, to some meaningful degree, another manifestation of the overall liquidity crunch in the credit markets. While the current crisis will eventually abate, bringing lower market spreads, it is impossible to predict how long that will take to occur. While on the topic of deposits, a few additional items are worth noting. As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), Corus depositors are protected against the loss of their insured deposits by the FDIC. As another reflection of the Company’s various efforts to mitigate risk, Corus has spent many years building a nationally distributed deposit base, with an express focus on attracting and retaining lower-balance depositors. Those efforts have yielded a nationally diversified depositor base of more than 175,000 accounts, with an average account balance of less than $50,000.
Loan Originations
In spite of the difficult market conditions, Corus successfully originated $1.2 billion of new loans during the first half of 2008. Given the growth in problem loans in our existing portfolio, and with the potential for a near-term recession, we are mindful to approach new business with a cautious, even pessimistic, view of the markets. We are therefore being very demanding on new credits, and looking for extremely large equity investments. We feel very good about the credit quality and profitability of this new business. To provide some perspective, originations in 2007 had an average loan-to-cost ratio of 75%. However, loans originated in the first half of 2008 had an average loan-to-cost ratio of 66%, materially lower than last year. Loans on our pending report have an average loan-to-cost ratio of 52%.
We are also pleased to report that nearly half of the 2008 originations were in the office sector. We are seeing new opportunities in the office, apartment, and hotel markets as a result of the upheaval in financial markets. We expect to see a considerable portion of our near-term originations in these three non-condominium sectors as well. We are pleased to create diversification in our loan portfolio by property type.
SUMMARY
While the current economic downturn, and the difficulties it presents for the Company, is unpleasant, it needs to be viewed in the context of the years leading up to now, when we had very high profits. Our business is cyclical, and needs to be understood and evaluated in that way. As expressed in the past, Corus continues to believe that the measure of any company’s success must be made over an entire business cycle, and not by looking at just good or bad years in isolation from one another. Our main focus at this time is to manage our business safely during this tremendous downturn and to be poised to take advantage of any market opportunities which may arise. We are not contemplating any major changes in our business model.
We remain confident in our business model and fully expect Corus to be able to absorb any losses that may occur; even if the housing crisis deepens further and/or extends into 2009 or beyond before there is meaningful recovery. We continue to have a strong capital position, strong liquidity, and an excellent management team. We are confident that we can weather this storm.
RESULTS OF OPERATIONS
For the three months ended June 30, 2008, Corus recorded a net loss of $16.2 million, or $0.30 per share on a diluted basis, compared to net income of $42.4 million, or $0.74 per share on a diluted basis, in the same period of 2007. For the six months ended June 30, 2008, the net loss was $11.7 million, or $0.21 per share on a diluted basis, compared to net income of $68.8 million, or $1.20 per share on a diluted basis, in 2007.
Results for the second quarter of 2008 represented annualized losses of 8.4% on average equity and 0.7% on average assets compared to annualized returns of 19.8% and 1.8%, respectively, for the same period in 2007. Results for the first six months of 2008 represented annualized losses of 3.0% on average equity and 0.3% on average assets compared to annualized returns at 16.1% and 1.4%, respectively for the same period in 2007.
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income, which is the difference between income on earning assets (interest, points and fees, and dividends) and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.
For the three and six months ended June 30, 2008, Corus reported net interest income of $25.5 million and $72.4 million, respectively, and a NIM of 1.16% and 1.65%, respectively. These results represent declines from the three and six months ended June 30, 2007, when Corus reported net interest income of $77.6 million and $152.4 million, respectively, and a NIM of 3.27% and 3.18%, respectively.

Corus net interest income and net interest margin have been significantly affected by various factors, as outlined below:
1)
Market Spreads As a result of the credit crisis that began in the second half of 2007, market spreads on virtually every asset class have widened out, significantly so in many instances. While having come off their peaks, spreads on many instruments are still very high by historic measures. The most significant impact for Corus has been on our funding costs, particularly the pricing of certificates of deposit (“CD”) and money market accounts. During the second quarter of 2008, Corus issued CDs at a spread of nearly 1.8% over comparable term (6- and 12-month) Treasury yields, a tremendous increase from the less than 0.5% spread Corus paid on CDs issued during the second quarter of 2007 (the last full quarter before the effects of the credit crisis rippled over into Corus deposit costs). Corus’ money market accounts have been even more adversely affected, with Corus paying an average spread of 2.2% over 3-month Treasuries during the second quarter of 2008, up from essentially equal to Treasury yields during the second quarter of 2007. Taken together, CD and money market spreads issued during the second quarter of 2008 increased by approximately 1.5% compared to the same quarter in 2007.

The additional 1.5% spread on Corus’ average CD and money market balances of just over $7 billion during the most recent quarter resulted in an increase in interest expense of approximately $27 million during the second quarter of 2008. Increases in the spreads on other deposit and interest-bearing liabilities brought the total impact to around $30 million for the quarter.

While Corus is now paying slightly lower spreads on deposits, slightly more than 1.6% over comparable Treasury yields for CDs and about 1.9% over 3-month Treasuries for money market deposits, this pricing is still very expensive by Corus’ historic averages. While the current credit crisis will eventually abate, bringing lower market spreads, it is impossible to predict how long that will take to occur. Moreover, while Corus anticipates that the spreads we pay on our deposits will decline as the crisis wanes, it is unclear whether those spreads will recede back towards historic levels (measured as a spread to Treasuries) or whether this crisis, and any ensuing changes (environmental, regulatory, etc.), could cause banks’ deposit funding costs to be permanently elevated vis-à-vis historic levels.

On a positive note, the expansion in market spreads increased the yields on Corus’ loan and investment portfolios, partially offsetting the increased deposit spreads/costs. Corus’ loans are almost all priced based on the 3-month London Inter-Bank Offered Rate (“LIBOR”). The spread between LIBOR and Treasuries widened significantly since late 2007 (as well as becoming much more volatile), increasing from about 0.5% during the second quarter of 2007 to an average of 1.1% during the second quarter of 2008. The Bank also experienced an increase in the spreads on its investment portfolio for broadly similar reasons. As a result, during the second quarter of 2008, Corus earned an incremental spread on its loans and investment portfolio of approximately $14 million in total (partially offsetting the aforementioned incremental interest expense of $30 million). While Corus anticipates that the unusually wide market spreads on its loans and investments will also likely decline as the credit crisis abates, they may decline more rapidly and/or closer to historic averages than Corus’ deposit spreads.

2)
Points & Fees Points and fees were $13.7 million and $28.6 million during the three and six months ended June 30, 2008, respectively, as compared to $23.4 million and $43.9 million during the same respective periods of 2007. The decline in loan points and fees has primarily been due to the decline in loan originations over the past few years coupled with loans paying down and/or off at a slower pace than in years prior. A secondary source of the difference is due to the absence of prepayment penalties in 2008, as compared to $4.5 million of prepayment penalties recorded during the first half of 2007.

3)
CRE Loan “Floors" Most of Corus’ floating rate commercial real estate (“CRE”) loans include loan “floors.” Simply put, these interest rate floors set a minimum rate on the loan regardless of how much the underlying index falls (as cited above, in most cases this is 3-month LIBOR). Stated differently, the interest rate floor effectively “fixes” the rate of the loan when short-term rates fall to a sufficiently low level. Whenever the floor rate is greater than the calculated rate of the loan, and thus becomes the effective rate on the loan, the interest rate floor is said to be “in-the-money.” Due to the significant decline in short-term interest rates, various loans had floors which were in-the-money during the second quarter of 2008. The benefit of these floors was $4 million during the quarter.

4)
Nonaccrual Loans Nonaccrual loans have increased significantly each quarter over the past year, spiking from $420 million as of March 31, 2008, to $830 million as of June 30, 2008. The continued growth in nonaccrual loans is a direct fallout of the crisis in the U.S. residential housing and mortgage markets. That weakness is clearly placing meaningful stress on Corus’ portfolio of loans secured by condominium projects. Interest income not recorded on nonaccrual loans grew from $3.5 million during the second quarter of 2007 to $15.0 million during the second quarter of 2008. Nonaccrual loans are discussed extensively elsewhere in this report. (See the “Asset Quality” section for additional details.)

5)
Falling Rates & “Flywheel” Effect Another factor significantly negatively affecting Corus’ second quarter 2008 net interest income relates to the rapid decline in short-term interest rates over the past several quarters. While complicated to calculate, it is rather straightforward to explain. A significant portion of Corus’ funding comes from CDs, the bulk of which have an original maturity of 6 or 12 months. In contrast, Corus’ investment portfolio and loans tend to have a shorter term and/or reprice more frequently. As a result, during times of rapidly falling short-term interest rates, Corus interest-bearing assets will, in the aggregate, reprice more rapidly than interest-bearing liabilities. This creates a “flywheel” type effect on income — it decreases income during times of falling rates, including for a few quarters after rates have stabilized, but increases earnings (all else being equal) during times of increasing rates, and for a few quarters after rates have stopped climbing. The negative impact of this effect on second quarter 2008 earnings was about $18 million. To the extent that short-term rates stay relatively stable, Corus anticipates most of this negative impact should dissipate over the next few quarters.

Loan Yields
The vast majority of Corus’ loans are floating rate, priced off of 3-month LIBOR and reprice quarterly. For the three months ended June 30, 2007, compared to the three months ended June 30, 2008, yields on accrual loans decreased from 12.16% to 8.47% — a decline of 3.69%. The majority of this decline is explained by the changes in 3-month LIBOR, which declined from an average of 5.36% to 2.75% over those same periods — a decline of 2.61%. The primary other source of change was loan points and fees, which declined from $23.4 million to $13.7 million for those same periods. The declining mix of accruing mezzanine loans (as a percentage of the overall portfolio of accrual loans) outstanding during 2008, as compared to 2007, also dampened overall loan yields. Loan floors that were in-the-money partially offset these declines during the second quarter of 2008 (described further above).
Nonaccrual Loans
The accrual of interest income is discontinued on any loan for which payment in full of principal or interest is not expected. In addition, a loan will be placed in nonaccrual status if the loan is past due for a period of 90 days or more. While interest is not being accrued for accounting purposes, the interest is still owed by the borrower.
When a loan is placed on nonaccrual status, previously accrued but uncollected interest is generally reversed against interest income. One exception relates to interest which has been capitalized into the loan principal balance through an interest reserve. Interest capitalized into the loan balance via interest reserve prior to the nonaccrual date is not reversed. This capitalized interest is considered part of the loan’s principal and, to the extent necessary, reserved for through the Allowance for Loan Losses.
Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal, which may change as conditions dictate. Loans may be returned to accrual status when collectibility of the total contractual principal and interest is expected and 1) the obligation is brought current, 2) the borrower has performed in accordance with contractual terms of the loan for a reasonable period of time, or 3) significant new equity is contributed from a source independent of the Bank.
Interest not recorded in the financial statements due to a loan being placed on nonaccrual is referred to as foregone interest. For the three and six months ended June 30, 2008, foregone interest totaled $15.0 million and $23.4 million, respectively, as compared to $3.5 million and $5.7 million during the same respective periods of 2007.
See Part 1, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended June 30
	2008			2007
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$4,300,757	$31,319	2.93%	$5,435,738	$70,930	5.22%
Equity securities (2)	21,037	193	3.69%	200,223	2,285	4.56%
Loans, net of unearned income	3,813,658	80,333	8.47%	3,709,943	112,766	12.16%
Nonaccrual loans	754,957	88	0.05%	207,029	1,430	2.76%

Total earning assets	8,890,409	111,933	5.06%	9,552,933	187,411	7.85%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	110,193			72,205
Allowance for loan losses	(88,117)			(45,465)
Premises and equipment, net	31,171			27,132
Other real estate owned	34,442			9,052
Other assets	94,381			62,415

Total Assets	$9,072,479			$9,678,272

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,273,809	$62,012	4.73%	$5,705,613	$75,811	5.31%
Money market deposits	1,742,489	16,124	3.72%	1,664,838	19,343	4.65%
NOW deposits	251,582	1,272	2.03%	271,961	1,590	2.34%
Brokered certificates of deposit	160,059	1,161	2.92%	243,174	3,533	5.81%
Savings deposits	121,032	150	0.50%	126,018	157	0.50%

Total interest-bearing deposits	7,548,971	80,719	4.30%	8,011,604	100,434	5.01%
Subordinated debentures relating to Trust Preferred Securities	404,647	5,224	5.19%	384,934	7,489	7.78%
Other borrowings (3)	40,870	449	4.42%	71,626	1,296	7.24%

Total interest-bearing liabilities	7,994,488	86,392	4.35%	8,468,164	109,219	5.16%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	259,342			271,995
Other liabilities	48,755			80,548
Shareholders’ equity	769,894			857,565

Total Liabilities and Shareholders’ Equity	$9,072,479			$9,678,272

Earning assets	$8,890,409	$111,933	5.06%	$9,552,933	$187,411	7.85%
Interest-bearing liabilities	$7,994,488	86,392	4.35%	$8,468,164	109,219	5.16%

Net interest spread		$25,541	0.71%		$78,192	2.69%

Net interest margin			1.16%			3.27%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)	Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities and federal funds sold.

(2)	Dividends on the equity securities portfolio include a tax equivalent adjustment of $53,000 and $625,000 for 2008 and 2007, respectively.

(3)	Other borrowings may include federal funds purchased.

Average Balance Sheets and Net Interest Margin

	Six Months Ended June 30
	2008			2007
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$4,249,648	$72,846	3.45%	$5,466,766	$142,085	5.20%
Equity securities (2)	63,360	1,817	5.77%	206,337	4,566	4.43%
Loans, net of unearned income	3,983,945	180,896	9.13%	3,808,033	225,343	11.84%
Nonaccrual loans	590,686	502	0.17%	171,003	2,570	3.01%

Total earning assets	8,887,639	256,061	5.79%	9,652,139	374,564	7.76%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	107,215			79,397
Allowance for loan losses	(79,641)			(45,458)
Premises and equipment, net	29,254			27,236
Other real estate owned	37,805			8,747
Other assets	91,276			65,253

Total Assets	$9,073,548			$9,787,314

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,351,790	$130,808	4.92%	$5,792,752	$153,034	5.28%
Money market deposits	1,632,505	32,305	3.98%	1,680,690	39,751	4.73%
NOW deposits	251,618	2,704	2.16%	276,255	3,328	2.41%
Brokered certificates of deposit	179,030	3,486	3.92%	256,088	7,387	5.77%
Savings deposits	121,529	302	0.50%	127,457	313	0.49%

Total interest-bearing deposits	7,536,472	169,605	4.53%	8,133,242	203,813	5.01%
Subordinated debentures relating to Trust Preferred Securities	404,647	12,291	6.11%	384,484	14,886	7.74%
Other borrowings (3)	45,271	1,250	5.55%	61,237	2,201	7.19%

Total interest-bearing liabilities	7,986,390	183,146	4.61%	8,578,963	220,900	5.15%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	250,494			275,671
Other liabilities	50,533			79,518
Shareholders’ equity	786,131			853,162

Total Liabilities and Shareholders’ Equity	$9,073,548			$9,787,314

Earning assets	$8,887,639	$256,061	5.79%	$9,652,139	$374,564	7.76%
Interest-bearing liabilities	$7,986,390	183,146	4.61%	$8,578,963	220,900	5.15%

Net interest spread		$72,915	1.18%		$153,664	2.61%

Net interest margin			1.65%			3.18%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)	Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities and federal funds sold.

(2)	Dividends on the equity securities portfolio include a tax equivalent adjustment of $498,000 and $1.3 million for 2008 and 2007, respectively.

(3)	Other borrowings may include federal funds purchased.

NONINTEREST INCOME
For the three and six months ended June 30, 2008, noninterest income increased by $1.8 million and $27.7 million, compared to the three and six months ended June 30, 2007. The fluctuations from period to period were primarily the result of securities gains and losses. Excluding securities gains and losses, noninterest income decreased by $0.3 million and $0.6 million for each of the respective periods, as shown below.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Securities gains/(losses), net	$15,130	$13,025	$26,108	$(2,228)
Service charges on deposit accounts	2,222	2,462	4,708	5,201
Other income	867	943	1,811	1,943

Total Noninterest Income	$18,219	$16,430	$32,627	$4,916

Noninterest Income, Excluding Securities gains/(losses), net	$3,089	$3,405	$6,519	$7,144

The following details the net securities gains/(losses) by source for the three and six month periods ended June 30, 2008, and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Gains on equity securities	$14,938	$13,025	$39,714	$13,025
Charge for “other-than-temporary” impairment	—	—	(13,798)	(15,253)
Other	192	—	192	—

Total securities gains/(losses), net	$15,130	$13,025	$26,108	$(2,228)

Gains on Equity Securities
During the three and six months ended June 30, 2008, the Company recorded gains on equity securities of $14.9 million and $39.7 million, respectively, from the full liquidation of its investments in equity securities. The sale was a move towards a more conservative position by management (with the net proceeds now held in cash). (See the “Equity Security Portfolio” section for further discussion and details.)
Charge for “Other-Than-Temporary” Impairment of Securities
While there were no impairments during the three month periods ended June 30, 2008 and June 30, 2007, Corus recorded charges related to the “other-than-temporary” impairment of securities of $13.8 million and $15.3 million during the first quarters of 2008 and 2007, respectively. It is important to note that these charges were not a result of the Company selling the associated stock, but rather an accounting entry with no cash flow or tax implications. The underlying equity securities were all sold during the second quarter of 2008.
Service Charges on Deposit Accounts
For the three and six months ended June 30, 2008, service charges on deposit accounts declined to $2.2 million and $4.7 million, respectively, from $2.5 million and $5.2 million in the same periods of 2007. The decrease is primarily due to the decline in the number of personal and business checking accounts, which is the direct result of the ongoing competition for checking deposits. Also contributing to the decline is a drop in income from Corus’ business of servicing the check cashing industry. The check cashing industry has been negatively affected by the introduction of electronic deposits and as a result, Corus has seen a reduction in the number of these commercial accounts.
NONINTEREST EXPENSE
For the three and six months ended June 30, 2008, noninterest expense decreased by $6.1 million, or 36%, and $4.6 million, or 13%, respectively, as compared to the three and six months ended June 30, 2007.

The decrease resulted primarily from lower employee compensation and benefits expense. During the three and six months ended June 30, 2008, Corus recorded negative compensation expense of $7.8 million and $9.1 million, respectively, to reflect potential loss sharing by various loan officers under the Commission Program for Commercial Loan Officers. Under the terms of the Former CLO Program (See “Incentive Compensation” section for further information), a portion of commercial loan officers’ commissions is held back. In the event Corus experiences a loan loss, Corus can recover a portion of that loss through cancellation of the holdbacks. In addition, in the event that the potential loss sharing exceeds the current value of an officer’s existing holdback (a “holdback shortfall”), the holdback shortfall can be applied against future commissions. Officers share in losses at the same rate at which the commissions were originally earned and recorded. For purposes of determining the officers’ loss sharing adjustments, management considers any charge-off or specific reserve included in the Allowance for Loan Losses as a potential loss to be shared by the officers.
It is very difficult to predict what impact, if any, there will be on future compensation expense as a result of the loss sharing attributes of the Former CLO Program. With that said, while there may be further negative compensation expenses in future quarters, it is also possible-as a result of the manner in which the Former CLO Program operates and the mark-to-market type attributes associated with the accounting for certain compensation elements under this program-that future periods could experience “additional compensation expense” (that is, reversals of negative compensation expense recorded in prior periods).
In addition, the commercial loan officer commission accrual for the three and six months ended June 30, 2008 declined by $1.2 million and $1.3 million from 2007 levels. These declines reflect decreased loan originations as well as an increase in nonaccrual loans.
Partially offsetting the decrease in employee compensation and benefits were increases in Other Real Estate Owned (“OREO”) costs and deposit insurance. The OREO increase resulted primarily from costs associated with problem loans where the Company ultimately foreclosed on the property. While there are various expenses associated with maintaining these properties, real estate taxes and insurance have thus far comprised the majority of the recurring costs (excluding any OREO write downs, which are discussed below). Income from the OREO projects of $0.8 million and $1.5 million for the three and six months ended June 30, 2008, respectively, partially offset these expenses. The income relates to a combination of rental income earned from the property owned in Naples, Florida (sold in May) and gains from the sale of condominiums at the San Diego, California property. (See the “OREO” section for additional details.)
In May 2008, the Company sold the Naples, Florida OREO property to an unrelated third party. At closing, Corus recorded a loss of approximately $0.6 million, which, combined with the write-down recorded in the first quarter of 2008 of $2.9 million, resulted in a total loss of $3.5 million. The sale was financed by Corus, after a substantial equity investment from the buyer.
Additionally, during the three and six months ended June 30, 2008, deposit insurance expense increased by $1.3 million and $2.7 million, respectively, as compared to the same periods in 2007. The increase was the result of deposit insurance reform legislation in 2007. The FDIC allowed financial institutions a one-time credit to be used against the insurance increase, which Corus exhausted in the third quarter of 2007. Given that the credit was exhausted early in the third quarter of 2007, year over year comparisons, beginning in the third quarter of 2008, should be less dramatic.
Finally, other expenses increased period over period primarily due to legal expenses associated with various legal matters and/or reviews, including pending lawsuits and foreclosure proceedings.
The banking industry uses a standard known as the “efficiency ratio” to measure a bank’s operational efficiency. Unlike most other measures, lower is better. The efficiency ratio is simply noninterest expense, less any goodwill amortization/impairment, divided by the sum of net interest income and noninterest income (excluding securities gains and losses). For the quarter and year to date period ended June 30, 2008, Corus’ efficiency ratio was 37.7% and 37.8%, respectively, compared to 20.7% and 21.5% for the same periods of 2007. Excluding the negative compensation expense recorded in 2008 related to the Commission Program for Commercial Loan Officers, the efficiency ratio for the three and six months ended June 30, 2008 would have been 62.8% and 49.3%, respectively. The unfavorable change in the efficiency ratio is due to a significant decline in net interest income. (See “Net Interest Income and Net Interest Margin” section for additional details).
INCOME TAX EXPENSE
Corus’ effective tax rate for the second quarter of 2008 was 36.8% as compared to 34.9% for the second quarter of 2007. The change in the effective tax rate for the quarter was primarily due to increases in effective state tax rates. For the six months ended June 30, 2008, Corus’ effective tax rate was 42.5% compared to 34.6% in 2007. The 2008 tax rate was impacted by a first quarter adjustment related to the “beneficial” impact of higher effective state tax rates on Corus’ deferred tax assets.
Effective tax rates for both the quarter and year-to-date periods were also negatively impacted by the significant decrease in dividend income. Dividend income, of which 70% is not taxable, decreased consistent with the sale of Corus’ equity security portfolio.

FINANCIAL CONDITION
BANK INVESTMENT PORTFOLIO
The Bank’s investment portfolio, which Corus often refers to as the Bank’s “liquidity management assets”, includes time deposits with banks, U.S. Government agency securities, and federal funds sold. At June 30, 2008, the liquidity management assets stood at $4.3 billion versus $5.2 billion as of June 30, 2007. This decline is primarily the result of lower deposit balances (a reflection of management’s goal to better align deposit balances with funding requirements) and higher loan balances. The Bank’s liquidity management assets as of June 30, 2008 included $2.6 billion of time deposits with other financial institutions, $1.5 billion of agency securities and $0.2 billion of overnight Federal Funds Sold.
The Bank’s portfolio of time deposits consists of institutional negotiable certificates of deposit (“CD”) issued by other, domestic financial institutions. These CDs are not protected by Federal Deposit Insurance Corporation insurance. As of June 30, 2008, the CD portfolio was diversified among 19 different financial organizations, each of which the Company believes to be well-capitalized (with an aggregate of only $100 million issued by banks with less than $50 billion of assets). Although the CDs are negotiable, and could therefore be sold prior to maturity, the Bank anticipates that it would hold most of the CDs until maturity. The Bank buys predominantly short-term CDs and staggers the maturities of the CDs within its desired maturity range. All of the CDs mature in the third quarter of 2008, with the exception of $350 million of CDs that mature in June 2009.
The portfolio of agency securities consists of short-term (one year or less), senior unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations have all been chartered by Congress but are owned by private shareholders — Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively), the FHLB is not publicly traded (instead owned by its member financial institutions, over 8,000 financial institutions from all 50 states) — and are most commonly referred to as government-sponsored enterprises (“GSE”).
Neither Fannie Mae nor Freddie Mac are backed or funded by the U.S. government, nor do securities they issue benefit from any explicit government guarantee or protection. Likewise the FHLB debt does not carry any explicit government guarantee (debt issued by the FHLB are joint and several obligations of all 12 banks of the FHLB). The debt securities issued by GSEs typically trade at a relatively narrow spread to Treasuries though, due to the market’s perception of an implicit guarantee by the U.S. Government.
Each of these GSEs was chartered to facilitate home ownership in the United States. Not surprisingly then, the severe problems in the U.S. housing markets have put these entities under significant stress. So much so, that on July 14, 2008, the U.S. Treasury and Federal Reserve announced a multi-pronged plan for the government to support both Fannie Mae and Freddie Mac. While this proposed plan (several facets of which will require U.S. congressional approval) does not contemplate adding explicit government guarantees to the GSE debt obligations, it sends a strong signal regarding the government’s belief that the stability of both Fannie Mae and Freddie Mac is critical to the stability of the overall financial markets.
As of June 30, 2008, Corus had investments in GSE-issued debt totaling $1.5 billion: $0.3 billion issued by Fannie Mae, $0.7 billion by Freddie Mac and $0.5 billion by the FHLB. Approximately 57% of these securities mature during the third quarter of 2008, with the remaining securities maturing prior to June 30, 2009. All of these securities are very liquid and could be sold to meet the liquidity needs of the Bank.
EQUITY SECURITY PORTFOLIO
During 2008, Corus liquidated its entire equity security portfolio. The sale was a move towards a more conservative position by management. In total, Corus sold investments that had a value at December 31, 2007 of $136 million, recognizing a gain of nearly $26 million.

LOAN PORTFOLIO
The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	June 30	December 31	June 30
(in millions)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$3,493	$3,461	$2,948
Conversion	305	584	731
Inventory	59	64	49

Total condominium	3,857	4,109	3,728
Other commercial real estate:
Rental apartment	390	62	56
Office	274	104	100
Hotel	46	39	35
Other	23	29	27
Loans less than $1 million	8	8	8

Total commercial real estate	4,598	4,351	3,954
Commercial	33	41	34
Residential real estate and other	15	17	21

Loans, net of unearned income	$4,646	$4,409	$4,009

Mezzanine loans included in total commercial real estate (1)	$129	$124	$211

(1)	These loans are all subordinate to Corus first mortgage loans.
Overview
In the years leading up to 2008, Corus’ lending has focused almost exclusively on condominium projects; however, this year has seen an increase in lending against other projects, primarily office. Also, we have re-categorized various loans once secured by condominium projects as loans secured by apartment projects, due to certain borrowers’ decisions to avail themselves of an apartment exit for condominium projects which did not sell out to a satisfactory degree. Still, condominium projects secure a large majority of Corus’ loan portfolio, some 83% of our outstanding loans at June 30, 2008.
Corus’ loans are collateralized by the underlying property and are almost always variable rate. As of June 30, 2008, 95% of Corus’ commercial real estate loans were variable rate, with the vast majority tied to 3-month London Inter-Bank Offered Rate (“LIBOR”), resetting quarterly. While Corus generally provides only senior debt, in some cases Corus provided mezzanine financing as well. Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and tend to be fixed rate), but the loans also carry additional risk.
Construction loans typically have stated maturities ranging from 2 to 4 years (and are anticipated to fund over 2 to 3 years). The loans are funded throughout the term as construction progresses. Construction loans have interest reserves at inception. An interest reserve allows a borrower’s interest cost to be capitalized into the loan balance over the life of the loan. It is Corus’ practice to limit the size of interest reserves such that borrowers will be required to make out-of-pocket interest payments to support slow-to-sell or slow-to-construct projects. Of course, there are exceptions where our interest reserves do carry loans longer than we would like, but generally speaking, our interest reserves will not carry borrowers much past completion of construction. We try to limit increases in interest reserves to situations where our loan balance is very well secured, and such increases represent an opportunity for additional income. While there are exceptions to this practice, we are generally very hesitant to increase interest reserves for projects that are not performing well.

Originations
In the first half of 2008, we originated $1.2 billion of new loans. We expect originations to remain reasonably strong during the rest of the year, and hope to book a total of approximately $2 billion of new business for the entire year of 2008, which is at the bottom end of the range we were considering at the end of last quarter. Given the growth in problem loans in our existing portfolio, we are being very demanding on new credits, and looking for extremely large equity investments. We feel very good about the credit quality and profitability of this new business. Originations in 2007 had an average loan-to-cost ratio of 75%. However, loans originated in the first half of this year had an average loan-to-cost ratio of 66%, materially lower than last year. Loans on our pending report have an average loan-to-cost ratio of 52%.
We are approaching new business with a cautious, even pessimistic view of the markets. We anticipate that the housing market will continue to weaken throughout 2008, and possibly also through 2009, and we are also cognizant of the risk that the economy could tilt into recession if, in fact, we are not already there. We try to underwrite our loans so as to minimize losses, even in very bad markets. Of course, there is no guarantee of success in that endeavor.
We tend to discount the significance of originations in any single month, and even any single quarter, due to the fact that we originate large loans, and our originations can therefore be lumpy. We do not anticipate any change in our strategy of pursuing a smaller number of larger loans. This maximizes our ability to include senior management in all material loan decisions.
We are seeing new opportunities in the office, apartment, and hotel markets as a result of the upheaval in financial markets. We expect to see a considerable portion of our near-term originations in these three non-condominium sectors as well. Approximately 56% of our first-half 2008 originations were in these sectors.
Loan Balances
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
As of June 30, 2008, outstanding commercial real estate loans totaled $4.6 billion, up slightly from one quarter ago. Over the next 24 to 30 months we expect to fund much of our $3.0 billion in unfunded commitments. However, predicting incremental funding from new originations and paydowns on existing loans is difficult. During the first half of the year, we had approximately $1.2 billion in loan payoffs. It would not be surprising if we saw something comparable in the second half, but it is very difficult to predict. At this point, only time will tell, but we would not be surprised to see outstanding loans grow in the last half of 2008 perhaps by a similar amount to what we experienced in the first half.
Total Commitments
Total commitments, which were $7.6 billion at June 30, 2008, represent current amounts outstanding plus any remaining unfunded amounts. Management believes that tracking total commitments is a more meaningful measure of risk than tracking total loan balances outstanding. The level of commitments fluctuates based on the interplay between loan originations and loan paydowns. Total commitments are flat compared to six months ago, but down $400 million from last quarter.
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

Incentive Compensation
The Company has maintained a commission-based incentive plan for the commercial loan officers for many years. The commercial loan officer commission program is designed to compensate officers for successfully originating loans, earning an acceptable interest spread over the term of the loans, and ultimately collecting all amounts in full. Compensation is earned as commissions, with the size of the commissions based on the amount of interest, points and fees earned on those loans. Officers’ compensation will suffer if losses are incurred on loans they originate. Management believes the program motivates officers to make loans that balance potential risk and award, and also align the officers’ goals with the Company’s interests.
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

Commercial Real Estate Loan Portfolio – Unfunded Commitments
In addition to funded amounts, Corus has unfunded commitments totaling $3.0 billion as of June 30, 2008, almost exclusively for construction loans.

	Commercial Real Estate Loan - Unfunded Commitments
	June 30	December 31	June 30
(in millions)	2008	2007	2007
Loans — unfunded portion	$2,798	$3,074	$3,573
Commitment letters (1)	158	139	504
Letters of credit	1	2	1

Total	$2,957	$3,215	$4,078

(1)
Commitment letters are pending loans for which commitment letters have been issued to the borrower. These commitment letters are also disclosed in the Commercial Real Estate Loans Pending table of this report, included in the amounts labeled as Commitments Accepted and Commitments Offered.

Commercial Real Estate Loan Portfolio – Total Commitments
Including unfunded commitments, the commercial real estate loan portfolio totals $7.6 billion as of June 30, 2008, as detailed below:

	Total Commercial Real Estate Loan Commitments
	(outstanding balances + unfunded commitments)
	June 30	December 31	June 30
(in millions)	2008	2007	2007
Condominium:
Construction	$5,765	$6,445	$6,829
Conversion	312	600	763
Inventory	60	66	49

Total condominium	6,137	7,111	7,641
Other commercial real estate:
Office	656	221	150
Rental apartment	524	71	74
Hotel	204	124	128
Other	25	29	29
Loans less than $1 million	9	10	10

Total	$7,555	$7,566	$8,032

Mezzanine loans included in total commercial real estate (1)	$138	$144	$233

(1)	These loans are all subordinate to Corus first mortgage loans.

Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of June 30, 2008 (1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	(2)	$282	—	$—	—	(2)	$90	2	$372
$140 million to $180 million	10	(2)	1,455	1	144	—	(2)	83	11	1,682
$100 million to $140 million	19	(2)	2,252	2	218	1	(2)	157	22	2,627
$60 million to $100 million	6		471	3	238	2		141	11	850
$20 million to $60 million	33		1,229	1	56	7		258	41	1,543
$1 million to $20 million	44		448	—	—	5		24	49	472
Loans less than $1 million	—		—	—	—	NM		9	NM	9

Total	114		$6,137	7	$656	15		$762	136	$7,555

Condominium Loan Portfolio By Size

	Total Commitment as of June 30, 2008 (1)
	Construction			Conversion		Inventory		Total
(dollars in millions)	#		Amount	#	Amount	#	Amount	#	Amount
$180 million and above	2	(2)	$282	—	$—	—	$—	2	$282
$140 million to $180 million	10	(2)	1,455	—	—	—	—	10	1,455
$100 million to $140 million	19	(2)	2,252	—	—	—	—	19	2,252
$60 million to $100 million	6		471	—	—	—	—	6	471
$20 million to $60 million	27		1,051	5	134	1	44	33	1,229
$1 million to $20 million	22		254	20	178	2	16	44	448

Total	86		$5,765	25	$312	3	$60	114	$6,137

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, outstanding commitment letters and letters of credit.

(2)
As of June 30, 2008, Corus has three loans secured by properties best described as “mixed use.” The underlying collateral includes a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of June 30, 2008 (1)
	Total				Other
	Condominium		Office		CRE			Total
(dollars in millions)	#	Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	17	$1,453	—	$—	2		$39	19	$1,492
Tampa	4	85	—	—	—		—	4	85
Orlando	3	30	—	—	—		—	3	30
Other Florida	5	288	—	—	2		74	7	362

Florida Total	29	1,856	—	—	4		113	33	1,969
California:
Los Angeles	12	745	1	85	3	(4)	139	16	969
San Diego	7	136	—	—	2		110	9	246
San Francisco	2	74	—	—	—	(4)	44	2	118
Sacramento	1	22	—	—	1		32	2	54

California Total	22	977	1	85	6		325	29	1,387

Washington, D.C.(2)	7	167	6	571	—		—	13	738

Atlanta	11	545	—	—	1		36	12	581

New York City	7	453	—	—	—		—	7	453

Las Vegas	7	443	—	—	—		—	7	443

Chicago	6	290	—	—	3		84	9	374

Hawaii	2	326	—	—	—		—	2	326

Other (3)	23	1,080	—	—	1	(4)	195	24	1,275

Loans less than $1 million	—	—	—	—	NM		9	NM	9

Total	114	$6,137	7	$656	15		$762	136	$7,555

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments, outstanding commitment letters and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 13 metropolitan areas, none of which exceeds three percent of the total.

(4)
As of June 30, 2008, Corus has three loans secured by properties best described as “mixed use.” The underlying collateral includes a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Condominium Loan Portfolio By Major Metropolitan Area

	Total Commitment as of June 30, 2008 (1)
	Construction		Conversion		Inventory		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	16	$1,409	—	$—	1	$44	17	$1,453
Tampa	—	—	4	85	—	—	4	85
Orlando	—	—	3	30	—	—	3	30
Other Florida	4	274	1	14	—	—	5	288

Florida Total	20	1,683	8	129	1	44	29	1,856
California:
Los Angeles	12	745	—	—	—	—	12	745
San Diego	4	110	2	16	1	10	7	136
San Francisco	2	74	—	—	—	—	2	74
Sacramento	—	—	1	22	—	—	1	22

California Total	18	929	3	38	1	10	22	977

Washington, D.C.(2)	3	145	4	22	—	—	7	167

Atlanta	10	522	1	23	—	—	11	545

New York City	7	453	—	—	—	—	7	453

Las Vegas	6	418	1	25	—	—	7	443

Hawaii	2	326	—	—	—	—	2	326

Chicago	6	290	—	—	—	—	6	290

Other (3)	14	999	8	75	1	6	23	1,080

Total	86	$5,765	25	$312	3	$60	114	$6,137

(1)	Includes both funded and unfunded commitments and outstanding commitment letters.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 13 metropolitan areas, none of which exceeds three percent of the total.

Originations and Reclassifications
An origination occurs when a loan closes with the origination amount equaling Corus’ full commitment under that loan (regardless of how much is funded). Construction loans are rarely funded (to any material degree) at closing, but rather funded over an extended period of time as the project is built. In contrast, conversion and inventory loans are largely funded at the time of closing.

	Originations (1)
	2008			2007				2006
(in millions)	2Q	1Q		4Q	3Q	2Q	1Q	4Q	3Q
Condominium:
Construction	$176	$321		$174	$773	$622	$307	$950	$855
Conversion	—	—		3	33	2	4	39	7
Inventory	—	6		18	—	—	—	—	—

Total condominium	176	327		195	806	624	311	989	862

Other commercial real estate:
Hotel	83	—		—	—	—	—	—	—
Office	72	450	(2)	83	—	—	—	—	—
Rental apartment	—	44		—	—	—	—	—	—
Other	—	—		—	—	—	10	2	—

Total Other CRE:	155	494		83	—	—	10	2	—

Total commercial real estate	$331	$821		$278	$806	$624	$321	$991	$862

(1)	Includes commitment increases to existing loans.

(2)	Includes a $145 million loan origination where $78 million of the loan proceeds were used to pay off an existing Corus loan.
The largest share of 2008 originations was in the Washington, D.C. metropolitan area, with 43% of all originations (we tend to think of our exposure by metropolitan area, rather than by state). The remaining originations were spread among various markets, with notable originations in the following metropolitan areas: Austin (14%), Chicago (11%), Denver (10%), and San Francisco (10%). While Corus has historically originated a significant volume of condominium loans in Florida, the weakness in the Florida residential for-sale markets has greatly reduced the demand for condominium financing in that market. As a consequence, Corus originated no new condominium loans in Florida during 2008 (and none since the second quarter of 2007).

As mentioned earlier in this section, we have seen several condominium loans where the borrowers have decided that the current market values their project higher as an apartment than as a condominium. As such, they have revised their plans and are focusing their efforts on managing their properties as apartments. Consistent with the change in the borrower’s plans, Corus reclassified the loans for disclosure purposes.
The table below presents the various reclassifications:

	Reclassifications
	2008		2007				2006
(in millions)	2Q	1Q	4Q	3Q	2Q	1Q	4Q	3Q
Reclassification From:
Condominium Construction	$(229)	$—	$—	$—	$(37)	$(136)	$—	$—
Condominium Conversion	(150)	—	—	—	—	(36)	—	—
Other	—	—	—	—	—	—	—	—

Total Reclassification From	(379)	—	—	—	(37)	(172)	—	—
Reclassification To:
Rental apartment	379	—	—	—	37	172	—	—
Other	—	—	—	—	—	—	—	—

Total Reclassification To	$379	$—	$—	$—	$37	$172	$—	$—

Finally, during the second quarter of 2008, Corus sold one of its OREO properties and internally financed the sale (after a substantial equity investment from the buyer). The new loan, which is categorized as a rental apartment loan, is not included in the originations or reclassifications tables above. The loan has a total commitment of $33.6 million.
Paydowns/Payoffs
Loan paydowns (partial payments) and payoffs (payments of all outstanding balance) can fluctuate considerably from period to period and are inherently difficult to predict. For the quarter ended June 30, 2008, paydowns were $522 million, which is consistent with the paydowns of the last four quarters, but down from paydowns in 2006.

	Paydowns/Payoffs
	2008			2007				2006
(in millions)	2Q	1Q		4Q	3Q	2Q	1Q	4Q	3Q
Total commercial real estate	$522	$638	(1)	$410	$702	$617	$939	$948	$791

(1)	Includes $78 million representing payoff from Corus refinance.

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

	Commercial Real Estate Loans Pending
	June 30, 2008			December 31, 2007			June 30, 2007
(dollars in millions)	#		Amount	#		Amount	#	Amount
Commitment Accepted (1)	—		$—	1		$139	2	$224
Commitment Offered (1)	1	(2)	158	—		—	4	303
Application Received	5		433	13		1,166	6	524
Application Sent Out	3		426	1		86	6	669
Term Sheet Issued	14		1,192	18		1,634	29	2,725

Total	23		$2,209	33		$3,025	47	$4,445

Condominium:
Construction	10		$1,112	22		$2,058	46	$4,340
Conversion	—		—	1		57	—	—
Inventory	1		14	4		132	—	—

Total condominium	11		1,126	27		2,247	46	4,340
Other commercial real estate:
Office	8		752	6		641	—	—
Rental apartment	2		190	—	(4)	44	—	—
Hotel	2	(3)	141	—	(4)	93	—	—
Other	—		—	—		—	1	105

Total	23		$2,209	33		$3,025	47	$4,445

(1)	These amounts are also included in the Commercial Real Estate Loans-Unfunded Commitments table of this report.

(2)	The loan commitment expired in July 2008 and it is unknown if Corus will re-issue the commitment.

(3)
As of June 30, 2008, Corus has one pending loan where the underlying collateral includes both a condominium component and a hotel component. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

(4)
As of December 31, 2007, Corus had one pending loan where the underlying collateral included a condominium component and a hotel component, and one pending loan where the underlying collateral included a condominium component and a rental apartment component. For presentation purposes, the commitment amounts have been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

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
Allowance for Credit Losses Rollforward
As of June 30, 2008, the Allowance for Credit Losses totaled $153.3 million, an increase of $100 million compared to June 30, 2007. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$94,827	$54,424	$76,992	$50,793
Provision for credit losses	58,500	12,000	95,300	17,500
Charge-offs:
Commercial real estate:
Condominium:
Construction	—	—	(3,435)	—
Conversion	—	(13,344)	(15,689)	(15,476)
Inventory	—	—	—	—

Total condominium	—	(13,344)	(19,124)	(15,476)
Other commercial real estate	—	—	—	—
Commercial	—	—	—	—
Residential real estate and other	(54)	(4)	(54)	(23)

Total Charge-Offs	(54)	(13,348)	(19,178)	(15,499)

Recoveries:
Commercial real estate	5	—	5	—
Commercial	—	—	—	2
Residential real estate and other	61	207	220	487

Total Recoveries	66	207	225	489

Balance at June 30	$153,339	$53,283	$153,339	$53,283

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	June 30	December 31	June 30
(in thousands)	2008	2007	2007
Allowance for Loan Losses:
Specific reserve	$58,509	$13,071	$248
General reserve	76,595	54,072	44,280
Unallocated	9,885	3,849	3,255

Total Allowance for Loan Losses	144,989	70,992	47,783
Liability for Credit Commitment Losses (1)	8,350	6,000	5,500

Total	$153,339	$76,992	$53,283

(1)	Included as a component of other liabilities.
(A)	Specific Reserves

As of June 30, 2008, Corus’ Allowance for Loan Losses included specific reserves of $58.5 million. The specific reserve amount is determined by comparing the sum of Corus’ total loan commitment for impaired loans plus an estimate of any additional funds needed to complete the projects (if applicable, and to the extent the additional funds are expected to be paid by Corus) to an estimate of the current fair value of the collateral (net of estimated cost to sell). To the extent a deficiency exists, Corus either specifically reserves for the amount or, in some cases, charges it off. Specific reserves are provided for when losses are probable, whereas charge-offs occur when the loss is subsequently confirmed.

Collateral values are initially based on an outside independent appraiser’s valuation determined at the inception of the loan. After inception, Corus generally arrives at an estimate of the fair value of the underlying collateral using the lower of appraised value or internally developed estimates.

(B)	General Reserves

The general reserve as of June 30, 2008 totaled $76.6 million, an increase from both the end of 2007 and from one year earlier. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets, as reflected in the increased level of charge-offs and the increase in nonaccrual loans. Nonaccrual loans increased dramatically during 2008 to $830 million at June 30, 2008, nearly triple the balance at December 2007.

Another factor considered in setting the general reserve is the recent changes in condominium values. In the current environment, it has become more difficult to predict condominium absorption rates and pricing and thus aggregate values of condominium buildings. This increase in “valuation risk” is reflected in a higher management adjustment factor.

(C)	Unallocated Reserves

Finally, the Allowance for Loan Losses includes an “unallocated” portion. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans. As of June 30, 2008, the unallocated reserve reflected, among other things, uncertainty regarding the willingness and/or ability of condominium presale buyers to close on their purchase. Further increasing the uncertainty is the impact of falling home prices, residential lenders tightening credit standards and the potentially negative influence of speculative investors (in contrast to buyers purchasing a condominium as their primary residence).

Also, when considering the appropriateness of the unallocated portion of the reserve, the Bank gave consideration to the substantial concentrations in its loan portfolio. The Bank’s loan portfolio is:
1)	comprised almost entirely of commercial real estate loans;

2)	made up of very large and relatively few loans;

3)	primarily secured by condominium projects that tend to be geographically concentrated.
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses.

Allocation of the Allowance for Loan Losses was as follows:

	June 30	December 31	June 30
(in thousands)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$100,058	$40,892	$29,377
Conversion	10,067	20,332	10,768
Inventory	764	1,032	734
Other commercial real estate:
Office	3,631	1,033	1,164
Rental apartment and other	19,148	1,342	1,478
Commercial	1,284	2,337	799
Residential real estate and other	152	175	208
Unallocated	9,885	3,849	3,255

Total	$144,989	$70,992	$47,783

The increased allocation to rental apartment and other is consistent with the reclassification of several condominium construction and conversion loans to rental apartments reflecting the change in the underlying projects.
Commercial Real Estate Loan Charge-off History

	Charge-offs
	Condominium	Condominium	Other
Period	Construction	Conversion	CRE	Total
(in thousands)
2008 (YTD June 30, 2008)	$3,435	$15,689	$0	$19,124
2007	7,490	32,958	0	40,448
2006	0	0	1,512	1,512
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
2002	0	0	0	0
2001	0	0	0	0
2000	0	0	0	0
1999	0	0	61	61
Total Charge-offs	$10,925	$48,647	$1,573	$61,145

While Corus’ long-term historical commercial real estate lending results continue to look impressive, economic conditions have deteriorated significantly over the past few years, especially in the U.S. residential real estate markets. The eight years from 1999 through 2006 corresponded to a very favorable period for the banking industry and, even more so, to a very strong U.S. housing market. The housing weaknesses that first began to show in 2006 have now decayed into an outright crisis. The problems in the housing and mortgage markets are clearly placing meaningful stress on Corus’ portfolio of loans secured by condominium projects.
As expressed in the past, Corus continues to believe that the measure of any company’s success must be made over an entire business cycle, and not by looking at just good or bad years in isolation from one another. While we are now experiencing problem loans and charge-offs, issues which may well get worse — if not materially worse — before they improve, we believe any measure of our overall success in the commercial real estate loan business must also take into account our results of the past decade.

ASSET QUALITY
Asset Quality Measures

	June 30	December 31	June 30
(dollars in thousands)	2008	2007	2007
Allowance for Loan Losses	$144,989	$70,992	$47,783
Allowance for Loan Losses / Total Loans	3.12%	1.61%	1.19%
Liability for Credit Commitment Losses	$8,350	$6,000	$5,500
Nonaccrual and Loans 90 days or more past due (NPLs) (1)	$833,447	$282,643	$201,613
Other Real Estate Owned (OREO) (1)	$24,824	$36,951	$40,387
Total Nonperforming Assets (NPLs + OREO) (1)	$858,271	$319,594	$242,000
NPLs / Total Loans	17.94%	6.41%	5.03%
Troubled Debt Restructurings (1) (2)	$50,960	$153,453	$30,213
Nonperforming Assets and Restructured Loans

	June 30	December 31	June 30
(in thousands)	2008	2007	2007
Nonaccrual
Condominium:
Construction	$650,423	$105,066	$—
Conversion	61,636	177,086	200,902
Inventory	—	—	—

Total condominium	712,059	282,152	200,902
Other commercial real estate:
Rental apartment	118,371	—	—

Total commercial real estate	830,430	282,152	200,902
Commercial	28	28	—
Residential real estate and other	—	—	70

Total nonaccrual	830,458	282,180	200,972
Loans 90 days or more past due	2,989	463	641

Total Nonperforming Loans	833,447	282,643	201,613
Other real estate owned (“OREO”)	24,824	36,951	40,387
Total Nonperforming Assets	$858,271	$319,594	$242,000

Troubled debt restructurings (1) (2)	$50,960	$153,453	$30,213

(1)	See the “Nonaccrual Loans,” “OREO,” and “Troubled Debt Restructuring” sections for additional details.

(2)	To the extent not included in either nonaccrual or loans 90 days or more past due.
Asset Quality Overview
Problem loans are growing as a result of the nationwide downturn in the residential real estate market. The effects of this stress are reflected in Corus’ portfolio of condominium secured projects, with increases in nonperforming loans and “Potential Problem Loans” (see section later in this report), as well as elevated charge-offs and loan loss provisions. We expect that the residential real estate market will remain weak throughout 2008, if not substantially longer, and that nonperforming assets will remain elevated for the rest of this year and through 2009.
In many of our problem loan situations, either the borrower or a mezzanine lender subordinate to Corus has supported the project/loan with substantial amounts of additional cash. However, since most of our loans are nonrecourse upon project completion, past financial support is no guarantee of future support, particularly if the market weakens further or if the market stays at its currently depressed levels for an extended period of time.
For those problem loans where the borrower or mezzanine lender chooses not to take the necessary steps to resolve issues, we will not hesitate to foreclose. We currently own the real estate that secured two of our loans, and we have initiated foreclosure on several other loans (four condominium loans, with balances outstanding totaling $121 million). (See the “OREO” section for additional details).

(A)	Condominium Loans

Condominium loans, which are primarily construction loans, make up approximately 81% of our commercial real estate loan commitments. Problems which can arise in financing the construction of for-sale condominium housing can be broken down into three broad categories: (1) Completion Risk; (2) Cost Overrun Risk; and (3) Market Risk. These risks apply to construction loans for any sort of asset, not just condominiums, but we include the discussion here because condominiums constitute the bulk of our portfolio.

(1)	Completion Risk

Completion Risk is the risk that construction may not be completed in accordance with the plans and specifications approved at the inception of the loan. As of June 30, 2008, we had two projects where construction had halted. At this time, we are optimistic that one of those two loans, with a balance outstanding and a total commitment of $25.1 million, will be returned to performing status following an equity infusion from the borrower. We anticipate foreclosing on the other asset, which is on our books at $11.7 million, net of a specific reserve. While these situations are concerning, we expect this problem to remain an isolated one, and not a systemic risk to our portfolio. Completion risk can be mitigated by virtue of completion guarantees, as discussed in the section titled “Guarantees.” Both of the above referenced loans are listed as nonaccrual as of June 30, 2008. (See the “Nonaccrual Loans” section for additional details.)

(2)	Cost Overrun Risk

Cost overrun risk is the risk to the Bank resulting from cost overruns that are not covered by borrowers, completion guarantors, or other sponsors. This is a problem that many projects have encountered. We routinely get completion guarantees from individuals and entities, and those guarantors have covered much of the overruns. When guarantors cannot do so, we have seen mezzanine lenders step up on many occasions. On some occasions, Corus has absorbed some of the cost overruns in the form of higher loan exposure. Corus’ position is that construction must be completed since it is generally better to have a larger loan on a completed building, than a smaller loan on a partially built structure. Marginally increased exposure from cost overruns has occurred on certain deals, and undoubtedly will occur again in the future, but it does not represent a systemic risk that would materially increase our loan dollars at risk over the entire portfolio.

(3)	Market Risk

The third source of risk, projects where weak sales or cancelled presale contracts put our loan in jeopardy, is the most critical for Corus. If a number of large condominium projects are completed but an inadequate number of unit closings occur, we could see many of these loans turn into problem loans. The slow sales would put pressure on the borrower or the mezzanine lender to decide whether or not to come out of pocket for substantial amounts of money to cover interest payments, real estate taxes and homeowners association dues on unsold units. Their willingness to do so would come after they make their analysis of projected sales prices, absorption rate and other factors. Sometimes all parties other than the Bank give up, and the Bank has no choice but to foreclose.

(i)	Florida Exposure

Florida remains our largest market, and experienced a lot of overbuilding. Our total commitment in Florida stands at $2.0 billion, down from $2.7 billion one year earlier, and down from $2.5 billion at the start of the year. We still have a number of loans secured by projects under construction, and the projects that will be completed last will likely be among our riskier Florida deals as well, so there is still material loss potential in quite a few of the loans.

We continue to receive paydowns on various loans in Florida despite the ongoing and even increasing difficulties in that market. For example, one loan of $135 million was paid in full from unit sales in March and April. The following three loans were paid down significantly in recent months to the point where management believes the likelihood of loss is remote, 1) a $154 million loan was paid down to $51 million from unit sales in March through June, 2) a $145 million loan was paid down to approximately $18 million over the past six months, and 3) an $86 million loan was paid down to $35 million over the past four months. Not every loan has had the success of these four projects, but the point is that it would be a mistake to view every Florida loan as a problem.

Even the problem loans, with one exception, have had many units sell upon completion. We have one problem loan that now has a $12.9 million balance, down from $21.1 million as of December 31, 2007. Another has been paid down to $19.5 million at June 30, 2008, from $36.4 million at December 31, 2007. Those projects still have some risk of loss, but the risks have been greatly reduced.

Unfortunately, we must reiterate that the projects that are yet to deliver completed condominiums were generally underwritten at higher exposures per square foot (although not necessarily at higher percentages of the original project costs) than the ones that have already come to market, and it is getting harder for unit buyers to find mortgage lenders as the mortgage market continues to deteriorate. As a result, past success is not a guarantee of future performance. At this point, we do not have conclusive evidence that these future deals will not be able to close on most of their pre-sold units.

(ii)	Apartment Exit Plan

Most of our apartment loans (funded balance $390 million, total commitment $524 million) were condominium loans that were reclassified when the borrower opted for an apartment exit, in lieu of condominium sales. If we do not believe our loan to be well-secured by the new apartment exit plan, we will either specifically reserve for any shortfall in our Allowance for Loan Losses or charge off the shortfall. In addition, there are four other projects, with a total commitment of $319 million, that have not yet been re-categorized as apartments, but which appear to be headed in that direction. There are several other loans that have already been paid in full via sales as apartment buildings. Not all condominium projects have viable apartment fallback options (in fact, only a minority do), but obviously when such a fallback exists it adds a helpful level of security to our loan.

(B)	Office, Hotel & Apartment Loans

The Bank also originates construction loans secured by office, hotel and apartment projects. The first two risks noted above, completion risk and cost overrun risk, are comparable in such projects. The third risk exists but in a different form – rather than sellout risk, we have the risks associated with the project being leased and operated as expected, and capitalization rates (“cap rates”). Leaseup and operating risk is self-explanatory. Cap Rate risk is a little more complicated. Put simply, the cap rate is the net operating income (“NOI”) of a project divided by the value of the property (e.g., a property with NOI of $6 million and a value of $100 million would be said to have a cap rate of 6%). The cap rate represents the return on investment an all-cash (i.e., unlevered) buyer would have from owning the asset. Changes in cap rates, which are affected by various factors, including changes in the overall interest rate environment, can cause significant changes in the value of a property. For example, if the NOI on the property were to be unchanged at $6 million, but the cap rate were to increase from 6% to 8%, the value of the property would – all else being equal – decline from $100 million to $75 million.

Nonaccrual Loans
As of June 30, 2008, nonaccrual loans totaled $830 million, which were almost exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at June 30, 2008, are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans
	Outstanding Loan Balances as of June 30, 2008
	Condominium
	Construction		Conversion		Rental apartment		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami	6	$314,062	—	$—	1	$30,664	7	$344,726
Tampa	—	—	1	44,738	—	—	1	44,738
Other	—	—	—	—	1	39,883	1	39,883

Florida Total	6	314,062	1	44,738	2	70,547	9	429,347

California:
Los Angeles	3	87,730	—	—	—	—	3	87,730
San Diego	—	—	—	—	1	47,823	1	47,823

California Total	3	87,730	—	—	1	47,823	4	135,553
Las Vegas	1	114,914	—	—	—	—	1	114,914
Reno	1	119,372	—	—	—	—	1	119,372
Phoenix/Scottsdale	—	—	1	16,899	—	—	1	16,899
New York City	1	14,345	—	—	—	—	1	14,345

Total	12	$650,423	2	$61,637	3	$118,370	17	$830,430

The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2008	2007	2008	2007
Gross amount of interest that would have been recorded at the original rate	$15,111	$4,900	$23,916	$8,319
Interest that was recognized in income	88	1,430	502	2,570

Negative impact (aka foregone interest)	$15,023	$3,470	$23,414	$5,749

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
An important overall factor in our assessment of the risks inherent in loans relates to the willingness of the project’s “sponsors” to support our loans. While support can be manifested in numerous manners, financial support (e.g., making interest payments, covering operating shortfalls and/or cost overruns, etc.) is ultimately the most meaningful sign of a sponsor’s commitment to the project. As a matter of convention, Corus commonly refers to the borrower and, to the extent applicable, the “mezzanine” lender (second position financing provided by lenders other than Corus) collectively as the loan’s “sponsors.”
(A)	Nonaccrual Condominium Construction Loans

Nonperforming condominium construction loans include 12 projects with total commitments of $707 million (with balances outstanding of $650 million).

As of June 30, 2008, construction was essentially complete on six of the projects (funded balance $311 million, total commitment $327 million). In three of the projects, there are multiple buildings/phases where at least one of the buildings is complete (funded balance $161 million, total commitment $178 million). Two of the remaining projects are in excess of 80% complete (funded balance $164 million, total commitment $188 million) with the final project only half constructed (funded balance $14 million, unfunded commitment cancelled).

While slow sales is generally a problem for these projects, cost overruns and construction delays, as much as two years behind schedule in two cases, are also creating issues. In addition to the incremental costs to carry the project, depending on the sales contract, construction delays can allow certain buyers to cancel their contract and obtain a full refund for any deposits. Corus is actively involved when cost overruns occur since the source of those additional funds becomes contentious. Corus would, of course, prefer that the borrower cover all cost overruns but that’s not always possible. Corus has generally been successful at requiring the borrower to cover some portion of the cost overruns, leaving the remainder for the Bank.

Corus has continued to provide funding for many of the nonaccrual loans. Many of these loans, even though on nonaccrual, still have an unfunded commitment under the loan agreement. While the loan agreements may allow Corus to discontinue funding, it may in fact be in Corus’ best interest to continue funding in order to keep the construction process moving forward. As mentioned earlier in this report, it is generally better to have a larger loan on a completed building, than a smaller loan on a partially built structure.

There have been no unit sales closed on seven of the projects, five of which do not yet have a Certificate of Occupancy (a precondition to selling units). The level of presales for these projects ranges from 0%-85% of the units, with the variation due largely to the location of the property. Certain markets tend to have higher levels of presales than others. For the remaining five properties, two have closed on essentially 50% or more of the units. One of the properties just recently started closing on units and has closed on roughly 10% of the building. The last two are multi-phase projects where the borrower is considering splitting the phases between condominiums and apartments. To the extent that units are for sale in the completed phases of the projects, between 50%-75% of the units have closed.

The outlook for these loans could be either to 1) allow the borrowers to continue selling units in an attempt to pay down the loan to a safe level, 2) allow the borrower to complete construction and proceed to the initial sellout period, or 3) foreclose and take over the property. For certain properties, the apartment option is viable and is a potential exit strategy as well.

There were no charge-offs associated with these loans in the second quarter 2008 however, Corus specifically reserved $50.8 million against these loans, as included in the Allowance for Loan Losses at June 30, 2008.

With regard to Corus’ process relating to valuations, an outside independent appraiser produces the valuation of the collateral at the inception of all of our commercial real estate loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate. For four of the nonaccrual loans at June 30, 2008, while Corus received an independent appraisal, management opted to use a more conservative internal estimate for valuation purposes. For the remaining properties, Corus valued the collateral based on an appraisal for one and internal estimates for the others.

All of the nonperforming condominium construction loans have various Completion and Bad Act guarantees, however quantifying and assigning a value to these guarantees is difficult.

(B)	Nonaccrual Condominium Conversion Loans

As of June 30, 2008, there were two nonperforming condominium conversion loans with total balances outstanding of $62 million (and with no remaining commitment to be funded). The balance outstanding on these two loans are net of associated charge-offs of $17.4 million on one loan (recorded in the fourth quarter of 2007) and $0.2 million on the other (recorded in the first quarter of 2008). Foreclosure was initiated on both properties collateralizing the two loans during the first quarter 2008, which is ongoing in both cases. At this time, it is difficult to predict when the foreclosure process will be finalized, given the various legal hurdles. In fact, one borrower has declared bankruptcy, which has impeded our progress.

The properties are located in Tampa, Florida and Phoenix, Arizona, which are two areas that have been particularly hard hit by the weakness in the residential for-sale housing market. As is typical with condominium conversion projects, the properties had either minimal or no presales. To date, each project has closed the sale on approximately 33% of its units, none of which occurred during the second quarter of 2008.

One of the nonperforming condominium conversion loans, has a partial payment guarantee that the Company is actively pursuing, however, Corus does not consider it significant in relation to the overall credit.

Similar to condominium construction loans, an outside independent appraiser produces the valuation of the collateral at the inception of all condominium conversion loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate. For the nonperforming condominium conversion loans at June 30, 2008, the valuation of one property was determined based on a recent appraisal while the other was determined based on an internally-developed estimate.

Finally, by way of background, the above loans were two of the five that were classified as a nonaccrual condominium conversion loan in our first quarter 2008 report. Two others have been reclassified as rental apartment and are still on nonaccrual status as of June 30, 2008. These loans are discussed in the section titled “Nonaccrual Other Commercial Real Estate Loans.” The remaining loan was paid off in full during the second quarter 2008.

(C)	Nonaccrual Other Commercial Real Estate Loans

There were three nonperforming rental apartment loans at June 30, 2008 with total balances outstanding of $118 million (essentially, no unfunded commitment).

As reported in the first quarter 2008, the borrower of the first loan has reduced rental rates and also has given rent concessions in an effort to increase occupancy. This action has had a negative impact on the net operating income of the property. Due to the revised rental rates, the appraised value of the property indicates the estimated realizable value of the collateral was less than the carrying value of the loan. As a result, Corus specifically reserved $3.6 million in the Allowance for Loan Losses to cover the shortfall.

As cited previously in this report, the Company has experienced several reclassifications from condominium to rental apartment during the second quarter of 2008. Two such reclassifications occurred on loans that were on nonaccrual status as of March 31, 2008 and continue to be identified as such as of June 30, 2008. Note however that the two properties collateralizing the loans were being rented as apartment at March 31, 2008, but were ‘officially’ reclassified as rental apartment during the second quarter.

For the second loan, the Company obtained an independent appraisal on the property and, as a result, recorded a charge-off of $15.5 million during the first quarter of 2008. While the Company is exploring possible alternatives, the Bank may be forced to initiate foreclosure on the property.

The third and final loan has seen an increase in occupancy since March 31, 2008 and was approximately 84% occupied at June 30, 2008. The borrower has indicated that the project will continue to be operated as a rental apartment property. The loan has been kept current by the borrower by way of rental revenue. The Bank has determined the value of the property is sufficient to cover the loan based on an internally-developed estimate.

Other Real Estate Owned (“OREO”)
The remaining component of nonperforming assets is OREO, which consisted of two properties. The first is an office property located in the suburbs of Chicago, which Corus took possession of in December 2006 and had a balance of $5.0 million as of June 30, 2008. The property is vacant presently and there was no rental income in the second quarter of 2008. The Bank is marketing the property as a ‘for sale’ or ‘leasable’ building.
The other property, located in San Diego, California, secured a former condominium construction loan foreclosed in March 2008. The outstanding loan balance was transferred to OREO during the first quarter of 2008. Note that the construction is not complete, and additional funding of approximately $17 million will be necessary to finish the project, of which Corus funded $2.9 million since foreclosure. In the second quarter, the Company began to sell individual units of this property. As of June 30, 2008 the property was recorded on Corus’ books in the amount of $19.8 million. The Bank intends to complete the project in approximately 12 months and then anticipates selling the remaining units, either as a project in its entirety or as individual units.

An outside independent appraiser produced the valuation of the collateral at the time Corus took possession of each of the above properties. As of June 30, 2008, the internally-estimated fair values were in excess of the book values (net of estimated costs to sell).
Troubled Debt Restructuring
As of June 30, 2008, Corus had one Troubled Debt Restructuring not otherwise included above in either nonaccrual or 90 days past due. The loan relates to a construction project in Miami, Florida, which had an outstanding balance of $51.0 million at June 30, 2008 (down from $125.0 million at March 31, 2008) and was fully funded. The fair value of the collateral using the Bank’s internal estimate is well in excess of the outstanding balance and the Company believes the loan is adequately secured.
Mezzanine Loans and Relationship with Associated First Mortgage Loans
Corus typically provides only first mortgage financing. In prior years though, Corus sometimes also provided “mezzanine” loans (i.e., second mortgages) behind Corus’ own first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and tend to be fixed rate). Mezzanine loans are typically funded before the first mortgage is advanced, and paid off only after the first mortgage has been paid off. As a result, most of a mezzanine loan commitment tends to be represented by outstanding balances during the loan term. The high relative average balances coupled with high rates can make mezzanine loans very lucrative. With that said, due to what Corus perceived to be a deteriorating risk-reward relationship, Corus has not originated a mezzanine loan since late 2007 (with only three mezzanine loans with total commitments of $17 million originated during all of 2007).
Corus perceived there to be several advantages to limiting its originations of mezzanine loans to only those projects where Corus also provided the first mortgage, including credit/risk and profitability issues. Among those advantages, Corus could condition the availability of Corus’ mezzanine loan upon Corus also being selected to provide the first mortgage financing. This means that by originating mezzanine loans, Corus was able to capture significantly more first mortgage business than would otherwise have been the case. Over the last 10 years, Corus originated 69 mezzanine loans with total commitments of over $430 million. The associated first mortgages totaled nearly $2.5 billion.
Through June 30, 2008, 54 mezzanine loans with total commitments of $277 million have been paid off in full (all of the associated first mortgages of $1.4 billion were also paid off in full). The remaining 15 loans have a total commitment of $138 million, net of paydowns and charge-offs of $19 million on three of the loans (in addition, Corus has allocated specific reserves of $30 million against certain of these loans). The associated first mortgages had original commitments of over $1 billion, which have since been reduced to $816 million, and had balances of $605 million as of June 30, 2008.
In addition to greater potential rewards, mezzanine lending obviously also carries additional risks. As compared to Corus’ first mortgage loans, mezzanine loans have a greater risk of defaulting and a much greater loss potential should they default – as high as 100%. There is another important, although less obvious, risk relating to Corus originating the mezzanine loan on a project, and that risk is a direct fall-out of not having a third party mezzanine involved in the project. Corus has frequently seen the third party mezzanine lenders providing material support to projects and/or Corus’ first mortgage loan on the project (including covering operating shortfalls, cost overruns, making interest payments, etc.). The efforts of these mezzanine lenders to protect their investments benefits Corus in various ways, including mitigating the potential of Corus’ first mortgage experiencing a loss and reducing the odds of Corus’ first mortgage becoming nonperforming. The potential for an outside party to support Corus is obviously not available when Corus is both the first mortgage and mezzanine lender.

The below information as of June 30, 2008, highlights the increased risk dynamics when Corus is both the first mortgage and mezzanine lender:

	Funded Balance as of June 30, 2008
		First
(dollars in millions)	#	Mortgage	Mezzanine	Total
Loans where Corus has only the first mortgage:
Nonperforming	10	$460	n/a	$460	(1)
Total	121	3,864	n/a	3,864
% Nonperforming		12%	n/a	12%

Loans where Corus has both the first mortgage and the mezzanine loan:
Nonperforming	7	$303	$70	$373	(1)
Total	15	605	129	734
% Nonperforming		50%	54%	51%

n/a — Not applicable

(1)	Aggregates to total nonperforming loans as of June 30, 2008 of $833 million.
These figures clearly show that when Corus originates both the first mortgage and mezzanine loan there is a much greater risk that the first mortgage will become nonperforming. With that said, it is still far too early to assess the overall success of Corus’ mezzanine lending program. Any analysis will require inclusion of the profits and losses from all mezzanine loans made over the cycle, as well as consideration of the fact that the origination of a mezzanine loan on a project often facilitated Corus being able to generate the first mortgage (which also generated profits for the Company).
Guarantees
Most (but not all) of the Bank’s lending is done on a non-recourse basis, meaning the loan is secured by the real estate without further benefit of payment guarantees from borrowers. However, the Bank routinely receives guarantees of completion and guarantees that address “bad acts.” These various guarantees can be described as follows:
(A)	Payment Guarantees

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

(B)	Completion Guarantees (For construction loans)

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

(C)	Bad Act Guarantees

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
As of June 30, 2008, management has identified 13 Potential Problem Loans, as detailed below:

	Potential Problem Loans as of June 30, 2008
	Condominium			Rental Apartment			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	2	$176	$281	—	$—	$—	2	$176	$281
Orlando	1	13	13	—	—	—	1	13	13
Other	2	144	148	—	—	—	2	144	148

Florida Total	5	333	442	—	—	—	5	333	442
Los Angeles	2	29	59	—	—	—	2	29	59
Sacramento	1	21	21	—	—	—	1	21	21
San Diego	1	14	14	—	—	—	1	14	14

California Total	4	64	94	—	—	—	4	64	94
Atlanta	1	22	23	1	30	36	2	52	59
Las Vegas	1	45	51	—	—	—	1	45	51
Other	1	60	61	—	—	—	1	60	61

Total	12	$524	$671	1	$30	$36	13	$554	$707

Potential Problem Loans, where the underlying collateral is a condominium project, can be further detailed as follows:

	Condominium Potential Problem Loans as of June 30, 2008
	Construction			Conversion			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	2	$176	$281	—	$—	$—	2	$176	$281
Orlando	—	—	—	1	14	14	1	14	14
Other	1	129	134	1	14	14	2	143	148

Florida Total	3	305	415	2	28	28	5	333	443
Los Angeles	2	29	58	—	—	—	2	29	58
San Diego	—	—	—	1	14	14	1	14	14
Sacramento	—	—	—	1	21	21	1	21	21

California Total	2	29	58	2	35	35	4	64	93
Las Vegas	1	45	51	—	—	—	1	45	51
Atlanta	—	—	—	1	22	23	1	22	23
Other	1	60	61	—	—	—	1	60	61

Total	7	$439	$585	5	$85	$86	12	$524	$671

The table below presents a rollforward of the balance of Potential Problem Loans for the three months ended June 30, 2008:

	Three Months Ended
	June 30, 2008
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Balance at March 31, 2008	13	$589	$756
Additions	3	131	166
Subtractions:
Became a Nonperforming Loan	(3)	(183)	(204)
Balance changes	NA	17	(11)

Balance at June 30, 2008	13	$554	$707

NA — Not applicable
OTHER ASSETS
Other assets consists primarily of current and deferred taxes, the Bank’s required investment in Federal Reserve Bank stock and Corus’ investment in its unconsolidated subsidiary trusts that issued Trust Preferred Securities (see “Subordinated Debentures relating to Trust Preferred Securities” section below). As presented in the table below, the fluctuations in Other Assets are driven almost entirely by changes in the balance of current and deferred taxes receivable/payable. Importantly, the balance of current and deferred taxes is presented net on the balance sheet which can be either a net asset included in Other Assets (at June 30, 2008 and December 31, 2007) or a net liability included in Other Liabilities (at June 30, 2007, hence the zero balance in Other Assets).

	Other Assets
	June 30	December 31	June 30
(in millions)	2008	2007	2007
Current and Deferred taxes receivable, net	$57	$35	$—	(1)
Federal Reserve Bank Stock	15	15	15
Investment in Trusts	12	12	12
Other	5	6	6

Total Other Assets	$89	$68	$33

(1)	At June 30, 2007, the net balance of current and deferred taxes was a liability and was included in Other Liabilities.
Fluctuations in net current taxes receivable/payable are a function of the timing of estimated tax payments and the trend in taxable income. Since estimated tax payments are generally based on an annualization of current year taxable income, during periods of declining income, higher prepaid (or receivable) balances can result.
Deferred taxes receivable/payable result from differences between the timing of when expenses or income is recorded for book purposes compared to when the income or expense is taxable/deductible for tax return purposes. Two factors combined to drive the majority of the fluctuation in deferred taxes. First, the tax deduction related to the Provision for Credit Losses (which increases the Allowance for Loan Losses) is not allowed until the underlying loans are charged off. This results in an increase in deferred taxes receivable during periods of growth in the Allowance for Loan Losses. The second major factor impacting the balance of deferred taxes was the sale of Corus’ equity portfolio. Large deferred tax balances can arise during periods of increases or decreases in the value of investment portfolio values (in Corus’ case a large deferred tax liability due to the unrealized gains in the portfolio). The liquidation of the portfolio “unwound” the deferred liabilities. The combination of the increase in the Allowance for Loan Losses and the liquidation of the equity portfolio resulted in Corus switching from a net deferred liability to a net deferred asset.

DEPOSITS
The following table details the composition of Corus’ deposits by product type:

	June 30		December 31		June 30
(in millions)	2008		2007		2007
Retail certificates of deposit	$5,155	66%	$5,319	70%	$5,693	69%
Money market	1,879	24	1,465	19	1,614	20
NOW	251	3	254	3	258	3
Demand	239	3	254	3	282	3
Brokered certificates of deposit	149	2	205	3	234	3
Savings	122	2	123	2	125	2

Total	$7,795	100%	$7,620	100%	$8,206	100%

At June 30, 2008, approximately 53% of the Bank’s $7.6 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of approximately 175,000 accounts.
As of June 30, 2008 excluding deposits at the bank belonging to the Bank’s parent company, management estimates that approximately 80% of all deposits at the Bank are fully insured by the Federal Deposit Insurance Corporation.
SUBORDINATED DEBENTURES RELATING TO TRUST PREFERRED SECURITIES
As of June 30, 2008, Corus had $404.6 million in Subordinated Debentures relating to Trust Preferred Securities (the “Debentures”). The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company. Approximately half of the proceeds from the debentures, net of the Company’s investment in the Trusts, were then infused into the Bank as additional equity.
In addition, while the Trusts are not consolidated with the Company for financial statement purposes, banking regulations allow for bank holding companies to include (up to certain limits) the amount of Trust Preferred Securities, issued by subsidiary trusts, in their regulatory capital calculations. As of June 30, 2008, Corus included $243 million of Trust Preferred Securities in its “Tier 1 Capital”, and $149 million of Trust Preferred Securities in “Tier 2 Capital.” (See the “Liquidity and Capital Resources” below for further information.)
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
If Corus were to elect to defer interest on any of the Debentures, Corus would generally be restricted from declaring or paying any dividends to common shareholders or repurchasing its common stock. Additionally, if Corus were to elect to defer interest payments on any one of the Debentures, Corus would be required to defer all payments with respect to all of its Debentures.
All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future. However, based on June 30, 2008, market interest rates, the interest payments would be approximately $21 million per annum.
As a result of Corus’ decreased earnings and the increase in nonperforming assets, together with the turmoil in the credit markets, management does not believe Corus could issue additional Trust Preferred Securities at this time. Further, there is no assurance that this historical source will be available to Corus again in the future.

OTHER BORROWINGS
Corus, through its bank holding company, has a $50 million revolving line of credit. The line of credit matures on February 28, 2010, and is collateralized by 100% of the common stock of the Bank. While the holding company can use the line of credit for any general corporate purpose, it has historically used the line of credit to fund loan participations that it had entered into with the Bank. As of June 30, 2008, the line of credit had an outstanding balance of $32.5 million.
The Company voluntarily chose to decrease the line of credit from $150 million down to $50 million during the first quarter of 2008. This action saved Corus from having to pay an unfunded fee estimated at $375,000 per annum (3/8% on the then unfunded amount), and is consistent with management’s expectation that the holding company will no longer participate in any new loans with the Bank.
LIQUIDITY AND CAPITAL RESOURCES
Bank Holding Company
Sources At June 30, 2008, the holding company had cash of $225 million. By comparison, the holding company had cash and marketable equity securities of $194 million and $189 million, respectively, for a total of $383 million one year earlier. The cash is held on deposit at the Bank, and the securities have historically been investments in equity securities. During the first half of 2008, Corus sold its entire equity security portfolio of common stocks in financial industry companies. The proceeds from the sale are held in cash.
In order to be conservative, the holding company has “designated” $20 million of its cash to cover loan participations committed to by the holding company but unfunded as of June 30, 2008. It is important to note that while the holding company has earmarked a portion of its cash for participations, this action is one of prudence by management and not the result of any regulatory or legal requirements. Therefore, the holding company had unencumbered cash of $205 million at June 30, 2008, which could be used for any corporate purpose, such as share repurchases, supporting the Bank’s capital position and/or supporting the holding company’s cash flow needs.
The loan participations mentioned above refer to instances where the holding company has purchased a participation in loans originated by the Bank. The holding company entered into these participations with the Bank so that the Company could hold loans greater than the Bank alone would otherwise be able to (banking regulations impose various limitations on banks’ extensions of credit). The loans participated in are construction loans which, as is the nature of construction loans, are unfunded at inception and may take several years to be fully drawn down. The difference between the holding company’s total commitment and the amount actually funded is referred to as the unfunded commitment. As of June 30, 2008, the holding company’s total commitments were $52 million, of which $32 million was funded, leaving $20 million unfunded as cited above.
The holding company has relied on a combination of earnings at the Bank and the issuance of Trust Preferred Securities as sources of liquidity in the past. It’s unlikely, however, that either source will be available over the near term horizon. Ongoing troubles in the credit market continue to negatively impact the Bank’s loan portfolio and earnings power. As a result, Bank dividends may be a limited source of liquidity for the holding company. With respect to Trust Preferred Securities, management believes that given the decreased earnings at the Company, and an increase in nonperforming assets, together with the turmoil in the credit markets, it is unlikely that Corus could issue Trust Preferred Securities at this time. Furthermore, there is no assurance that this historical source will be available to Corus again in the future.
Current sources of liquidity available to the holding company include interest earned on loan participations and on Bank deposits. The holding company also has a revolving line of credit (see discussion in the section titled “Other Borrowings”).
Uses While the holding company has not made any capital contributions to the Bank since 2005, the Board passed a resolution in April 2008 stating that the holding company would infuse capital into the Bank in amounts equal to any net after-tax loss incurred by the Bank. In accordance with this resolution, the holding company infused $16.5 million, the Bank’s second quarter 2008 after-tax loss, into the Bank in July 2008.
Excluding Bank capital contributions, the holding company’s primary use of cash is the payment of interest relating to the Trust Preferred Securities. As mentioned above, based on June 30, 2008 market interest rates, the interest payments would be approximately $21 million per annum. Additional uses include interest and principal payments on other borrowings, share repurchases, and the payment of operating expenses. (See the “Regulatory Capital and Dividend Restrictions” section for additional information.)

Corus Bank, N.A.
Sources At June 30, 2008, the Bank’s liquid assets totaled $4.3 billion, or 48% of its total assets versus $5.3 billion, or 57% of total assets at June 30, 2007. The Bank’s primary sources of cash include: loan paydowns/payoffs, investment securities that matured or were sold, Bank earnings retained (i.e., not paid to the holding company as a dividend), and capital infusions from the holding company.
Uses The Bank’s historic principal uses of cash include funding loans (both new loans as well as drawdowns of unfunded loan commitments), depositor withdrawals and, to the extent applicable, dividends to the holding company (see section below entitled “Regulatory Capital and Dividend Restrictions” for a further discussion). At June 30, 2008, the Bank had unfunded commercial real estate loan commitments of $2.9 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 30 months, although such fundings could occur more rapidly.
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
CAPITAL
Maintaining a solid capital base has been one of Corus’ guiding principles for many years. Corus has established an internal capital goal for our subsidiary bank, Corus Bank, N.A. “(Bank”), that we believe is sound and takes into account our overall risk position and significantly exceeds regulatory requirements (as well as significantly exceeding the capital levels maintained by our peer banks). Our internal goal is the sum of: (1) the amount required to meet the regulatory definition of “well capitalized” – the highest rating possible, plus (2) a cushion equal to approximately 35% of that regulatory threshold. The amount required for Corus Bank to meet the regulatory definition of well capitalized is approximately $700 million. The Bank’s capital (essentially bank equity plus loan loss reserves) at June 30, 2008, totaled over $1.0 billion, well above the regulatory thresholds (see below for more detailed information).
In addition to the cushion maintained at the Bank, our holding company had unencumbered cash at June 30, 2008, of $205 million. This figure reflects Corus having sold its remaining common stocks during the second quarter.
So, we have two levels of cushion to protect ourselves from unforeseen losses. Our Bank has a strong capital cushion and the holding company has built up a strong and meaningful cash position, which could be used to bolster the Bank if the need arose. In fact, the holding company infused $16.5 million, the Bank’s second quarter 2008 after-tax loss, into the Bank in July 2008.
Regulatory Capital and Dividend Restrictions
Banking regulations require that Corus and the Bank maintain appropriate levels of capital relative to their operations, including maintaining certain capital ratios. The highest rating available under those regulations is referred to as “well-capitalized.” As of June 30, 2008, Corus and the Bank had capital levels that gave rise to capital ratios well in excess of the numerical thresholds to be considered “well-capitalized” (see below for further detail). Failure to maintain appropriate levels of capital could severely limit Corus’ and/or the Bank’s ability to pay dividends, Corus’ ability to repurchase shares, or could increase the Bank’s Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, among other potential consequences.
Regulatory Capital
To be “well-capitalized” under the Prompt Corrective Action (“PCA”) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution must meet three separate capital adequacy requirements: Total risk-based capital ratio of 10% or more, Tier 1 risk-based capital ratio of 6% or more, and Tier 1 leverage ratio of 5% or more (with the last measure not applicable under bank holding company regulations). As of June 30, 2008, the Bank exceeded the numerical level of capital required by all three measures by approximately $308 million. As of June 30, 2008, Corus’ capital ratios were well in excess of the measures in the BHCA by a minimum of $505 million (see table below for more information).

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
As of June 30, 2008, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.9 billion, which represented 388% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves (please see table below for further information). Also as of June 30, 2008, the Bank had commercial real estate loan balances outstanding totaling $4.6 billion, which represented 451% of the Bank’s total capital. (The Bank’s loan balances are slightly less than consolidated balances due to loan participations with the holding company.) Therefore, as of June 30, 2008, the Bank’s ratios were both significantly greater than the regulatory criteria.
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

Regulatory Capital Ratios
Below is a table of the minimum ratios required under each of the measures to be classified “well capitalized” for regulatory purposes, Corus’ and the Bank’s actual regulatory capital and ratios and, importantly, the amount by which Corus and the Bank were in excess of those numerical thresholds as of June 30, 2008.

	Regulatory Requirement				Capital
	to be classified as				in Excess of
	“Well-Capitalized”		Actual Period-End Capital		Regulatory
	(Requirement is % based)		Ratios & Amounts		Requirement
(in thousands)	As a %	Amount	As a %	Amount	Amount
Corus Bankshares, Inc.
Tier 1 Leverage (1)	n/a	n/a	n/a	n/a	n/a
Tier 1 Risk-Based (2)	6.0%	$424,374	13.8%	$973,887	$549,513
Total Risk-Based (3)	10.0%	$707,290	17.1%	$1,212,408	$505,118

Corus Bank, N.A.
Tier 1 Leverage (1)	5.0%	$450,537	10.3%	$924,060	$473,523
Tier 1 Risk-Based (2)	6.0%	$422,907	13.1%	$924,060	$501,153
Total Risk-Based (3)	10.0%	$704,846	14.4%	$1,012,810	$307,964

n/a — Not applicable

(1)
Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities. Tier 1 Leverage is not applicable to the holding company under bank holding company regulations.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)
Total risk-based capital (equal to Tier 1 capital plus trust preferred securities that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and SFAS 115 gain); computed as a ratio to risk-adjusted assets.

Banking regulations limit the amount of loan loss reserves that may be included in Tier 2 capital to 1.25% of risk-weighted assets. Based on these limitations, $51.5 million and $64.1 million of loan loss reserves (the Allowance for Loan Losses and the Liability for Credit Commitments) were “disallowed” from the regulatory calculations of Tier 2 capital for Corus Bank, N.A. and Corus Bankshares, Inc., respectively.
Dividend Restrictions The payment of dividends by the Bank to the holding company is subject to various federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years (unless the dividend is approved by the OCC). In this context, retained net income means the net income of the bank less any dividends paid (including both paid in the applicable prior periods and proposed). As of June 30, 2008, the aggregate amount legally available to be distributed from the Bank to the holding company, based on the Bank being “well capitalized” as of June 30, 2008, was approximately $45 million. In addition, bank regulatory agencies have the authority to prohibit a bank subsidiary from paying dividends to a bank holding company if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice. As of June 30, 2008, management does not believe any conditions or events had changed the Bank’s capital category since its last capital category notification.
SHARE REPURCHASE PROGRAM
The Company has in place a Share Repurchase Program (the “Program”) that was approved by Corus’ Board of Directors (the “Board”) in October 2007. As of June 30, 2008, the remaining shares authorized for repurchase under the Program were 3,400,700. There were 1,307,400 share repurchases during the second quarter of 2008 at an average price of $5.49 per share. The Board and management continue to be quite interested in additional share repurchases. While the Board and management are mindful of the difficult current market conditions and monitor Corus’ capital levels very closely, with Corus’ stock trading at such low levels relative to book value, share repurchases could nonetheless be an excellent use of the Company’s capital.

CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are fundamental to understanding the results of operations and financial condition, because some accounting policies require that management use estimates and assumptions that may affect the value of the assets or liabilities and financial results. Management considers two of these policies to be particularly critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts could be reported under different conditions or using different assumptions.
Allowance for Credit Losses
The allowance for credit losses (the “Allowance”) is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. The Allowance is available to absorb losses inherent in the loan portfolio. Increases to the Allowance result from provisions for credit losses that are charged to earnings and from recoveries of previously charged-off loans. Decreases to the Allowance result as loans, or portions thereof, are charged off.
The Allowance for Loan Losses is based upon quarterly analyses. Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, defined by Generally Accepted Accounting Principles as loans where “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” Management primarily uses the loan rating system documented by the Office of the Comptroller of the Currency (the “OCC”) to select loans for impairment assessment. Loans determined to be impaired are segregated from the remainder of the portfolio and are subjected to a specific review in an effort to determine whether or not a specific reserve is necessary and, if so, the appropriate amount of that reserve.
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
While the management adjustment factor is used to adjust for the most significant risk factors, these factors certainly do not constitute an exhaustive list. Environmental factors exist that indicate there are probable losses in the overall portfolio that have not been captured in the specific or allocated reserves. These risks are reflected in the unallocated portion of the Allowance for Loan Losses.
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses. The primary difference is that the reserve is adjusted to account for the lower risk associated with unfunded amounts combined with the expected timing and likelihood of funding.
Fair Value Measurements
Corus uses fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures. Available-for-sale securities and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. Information about the extent to which fair value is used to measure assets, the valuation methodologies used and its impact to earnings is included in the Notes to Consolidated Financial Statements.

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
Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever possible;
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
In accordance with SFAS 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.
At June 30, 2008, approximately 16% of total assets, or $1.5 billion, consisted of financial assets recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. At June 30, 2008, approximately 5% of total assets, or $490 million, were recorded at fair value on a nonrecurring basis, all of which were impaired loans measured using appraisals or internally-developed models, both having significant unobservable inputs, or Level 3 measurements.

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•
The risk that the current crisis in the U.S. residential housing and mortgage market does not improve, or (worse yet) deepens further and/or extends into 2009 or beyond before there is a meaningful recovery. The severe distress in the housing market is having numerous adverse effects on Corus, including decreased loan originations, decreased earnings, and deteriorating credit quality trends (as reflected in nonaccrual loans, charge-offs and loan loss provisions), among other issues. Additional risks associated with the housing crisis relate to potentially weak sales of condominium units and/or cancellations of condominium “pre-sale” contracts, and the adverse impact these events could have on loan paydowns and collateral valuations;

•
The risk that borrowers will not be able to complete the construction of projects in a timely fashion and/or within budget and, along interrelated lines, the risk that guarantors will not be able to honor their guarantees in a material fashion, including their completion guarantees (related to halted projects, cost overruns on project, etc.);

•
The risk that Corus is not able to successfully originate a meaningful amount of new loans in the office, hotel or apartment sectors and the related risk that Corus is not able to “convert” a significant number of the pending loans, particularly those in the Application and Commitment Letter stage, into loan originations;

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

•	The ability and willingness of borrowers or third-party mezzanine lenders to support underperforming projects and/or Corus’ loans secured by those projects;
•	The risk that management’s estimate of the adequacy of the allowance for credit losses could be incorrect;
•
Risks resulting from Corus’ numerous areas of concentration, including relative to its loan and deposit businesses. Corus’ loan portfolio is concentrated in numerous respects, among them by: commercial real estate loans which tend to be very large and with a primary focus on financing residential condominium construction projects (with the projects themselves being relatively geographically concentrated).

•	The risk that Corus is unable to attract and retain deposits at pricing that is cost-effective.
•	The risk that the currently unusually wide market spreads on Corus’ deposits decline less than and/or later than the market spreads on Corus’ loans and investments;
•	The difficulty of projecting future loan commitments and balances as a result of the complex interplay of originations, construction loan funding, and loan payoffs/paydowns;
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

•
The risk that the issuers of some of the Bank’s investments, including its holdings of the short-term debt issued by several Government Sponsored Enterprises and certificates of deposits issued by various U.S. banks, could experience credit problems, and the negative financial implications this could have on Corus’ results;

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
Do not unduly rely on forward-looking statements. They give Corus’ expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and, except as required by law, Corus does not intend to update them to reflect changes that occur after that date. For a discussion of factors that may cause actual results to differ from expectations, refer to Corus’ filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent quarterly reports on Form 10-Q. Any factor described in this filing or in any document referred to in this filing could, by itself or together with one or more other factors, adversely affect the Company’s business, earnings and/or financial condition.

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
Over the long term, substantially all of Corus’ assets and liabilities are structured in such a way that the rates earned or paid on them will reflect changes in interest rates (“reprice”) within a year following a change in rates. Virtually all of Corus’ assets are either floating rate, generally based on short-term interest rates and resetting quarterly, or short-term, generally maturing within the next year. A notable exception is the portion of Corus’ loan portfolio that has been classified as nonaccrual. To the extent that no interest payments are received on a given nonaccrual loan (or if interest payments are applied to principal rather than interest in accordance with applicable accounting standards), the loan essentially becomes “fixed” at zero percent from an accounting and interest rate risk perspective.
The majority of Corus’ liabilities are also floating rate or short-term in nature. Exceptions include demand deposits, which are effectively fixed at a zero percent interest rate, and “administered-rate” deposits (essentially, NOW and Savings accounts) that have historically been quite insensitive to changes in short-term interest rates. These exceptions though make up a relatively small proportion of Corus’ liabilities. The remaining component of Corus’ balance sheet is shareholders’ equity. From an accounting perspective, and hence an interest rate risk sensitivity perspective, equity ‘acts’ as zero percent fixed-rate funding.
The combination of shareholders’ equity, along with the demand and “administered-rate” deposits, is greater than Corus’ long-term fixed-rate or noninterest earning assets (primarily cash, fixed-rate loans, nonaccrual loans and fixed assets). As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is referred to, in banking parlance, as being “asset sensitive.” As a result of its asset-sensitive position, Corus generally expects that, all else being equal and over a sufficiently long period of time, increases in short-term interest rates would give rise to an increase in Corus’ net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in Corus’ net interest income.
Notwithstanding the relatively straightforward manner by which Corus believes its interest rate risk can be gauged over a long-term horizon, assessing the Company’s short-term interest rate risks is much more difficult. There are numerous phenomena to consider that may either manifest themselves over shorter timeframes, are related to the accrual status of Corus’ loans, or that are unique to certain absolute levels of interest rates.

As discussed above, the accrual of interest income is discontinued on any loan for which payment in full of principal or interest is not expected. When no interest is accrued on a given loan, that loan essentially becomes a fixed-rate asset from an accounting and interest rate risk perspective. All else being equal, an increase in the balances of nonaccrual loans outstanding serves to reduce Corus’ total floating-rate assets (as the majority of these assets previously accrued interest based on a floating–rate) and, in turn, its asset-sensitivity. A return to accrual status would reverse this impact for any given loan.
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
At June 30, 2008, a significant portion of Corus’ liabilities consisted of certificates of deposit (“CDs”) and money market accounts. The CDs had fixed rates and nearly all had original terms of six or twelve months. The money market deposits don’t have a stated maturity and generally reprice weekly. Historically, the rates Corus paid on CDs and money market accounts ‘floated’ within a range to comparable treasury yields, except during periods of very low short-term interest rates — during which times deposit spreads tended to “widen out.” During 2007 the competition for deposits increased dramatically. This competition, which has continued through the first half of this year, has given rise to some of the highest deposit costs (relative to U.S. Treasuries) in the Company’s history. While the increased deposit costs are to some degree another manifestation of the overall liquidity ‘crunch’ in the credit markets, it is harder to gauge how long it will take before these costs return to ‘normal’ levels.
The following table, which reflects the interest risk positions as of June 30, 2008 and December 31, 2007, illustrates Corus’ asset-sensitive positions under each of the interest rate “ramp” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end (for example the 3-month Treasury yield was 1.74% at June 30, 2008 versus 3.25% at December 31, 2007). As a result, a 100bp increase in rates from June 30, 2008 levels would represent a very different interest rate scenario than a 100bp increase in rates from December 31, 2007 levels. Interest rate sensitivity was as follows:

Rate Ramp Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp

Percent change in the next twelve months’ net interest income vs. constant rates

June 30, 2008	n/m	(0.4)%	—	4.8%	16.0%
December 31, 2007	(13.7)%	(8.8)%	—	9.3%	18.7%

(1)	These “ramps” represent hypothetical gradual and sustained changes from rates as of December 31, 2007 and June 30, 2008.

The above table indicates that Corus’ projected interest rate sensitivity, as measured over the next twelve months, has decreased since December 31, 2007, particularly in the –100bp and +100bp scenarios (the –200bp is not meaningful as this would imply short-term Treasury rates below 0%). This change is primarily a function of the significant drop in short-term interest rates since December 31, 2007.
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
As of December 31, 2007 Corus was also exposed to price risk associated with its common stock portfolio. As a result though of having sold its remaining common stocks prior to June 30, 2008, this risk is minimal.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A: RISK FACTORS

The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, and the market price of its common stock. The risks described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Annual Report on Form 10-K for the year ended December 31, 2007 and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company identified additional risks during the second quarter of 2008. The risks are as follows:

The “Market Spreads” impacting the Company’s assets and liabilities may not fluctuate in sync with each other which could negatively impact the Company’s earnings.

Interest earned on assets and paid on liabilities fluctuate, in part, based on spreads to benchmark rates as determined by the broader market. These spreads may or may not fluctuate in sync with each other. To the extent that spreads paid on deposits either increase in advance of, or decrease later than, the spreads on loans and deposits, earnings at the Company may be negatively impacted. In addition, if the credit crisis results in a more or less permanent upward shift in the funding costs for banks (higher spreads), Corus’ earnings may be adversely affected.

The relative timing of asset and liability repricing may impact the Company’s earnings during periods of rapid increases or decreases in short-term interest rates.

A significant portion of Corus’ funding comes from Certificates of Deposit, the bulk of which have an original maturity of 6 or 12 months. In contrast, Corus’ investment portfolio and loans tend to have a shorter term and/or reprice more frequently. As a result, during times of rapidly changing short-term interest rates, Corus’ interest-bearing assets will, in the aggregate, reprice more rapidly than its interest-bearing liabilities. This can result in decreases in income during times of falling rates and increases in earnings during times of increasing rates.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
April 1-30, 2008	—	$—	—	4,708,100
May 1-31, 2008	627,000	$6.52	627,000	4,080,900
June 1-30, 2008	680,400	$4.54	680,400	3,400,700

Total	1,307,400	$5.49	1,307,400	3,400,700

The Company has a Share Repurchase Program (the “Program”) that was approved by Corus’ Board of Directors in October 2007. The Program authorized the repurchase of up to 5,000,000 shares of Corus common stock. As of June 30, 2008, the remaining shares authorized for repurchase under the Program were 3,400,700. The Program expires in October 2012.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on April 15, 2008.

(c)	At the Annual Meeting of Shareholders the following matters were submitted to a vote of the shareholders:
(1)	The election of seven directors to the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualify:

Director	Votes For	Votes Withheld
Joseph C. Glickman	46,221,396	1,907,343
Robert J. Glickman	46,732,870	1,395,869
Robert J. Buford	46,993,244	1,135,495
Kevin R. Callahan	46,968,653	1,160,086
Rodney D. Lubeznik	46,731,401	1,397,338
Michael J. McClure	46,974,740	1,153,999
Peter C. Roberts	46,852,563	1,276,176
(2)	The ratification of the appointment of Ernst & Young LLP as Corus’ independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstentions
47,878,342	167,633	82,764
(3)	To amend the Amended and Restated Articles of Incorporation to permit the By-Laws of the Corporation to limit, restrict or impose conditions on indemnification.

Votes For	Votes Against	Abstentions
47,298,023	716,827	113,889
(4)	To amend the Amended and Restated Articles of Incorporation to permit the By-Laws of the Corporation to conform the voting mechanics with the default provisions of Minnesota Law.

Votes For	Votes Against	Abstentions
47,297,488	674,628	156,623
(5)	To amend the Amended and Restated Articles of Incorporation to create a plurality carveout to the majority voting standard in the case of a contested election.

Votes For	Votes Against	Abstentions
46,566,324	1,442,478	119,937

ITEM 6: EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
August 6, 2008	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith