Form 10-Q
period 2008-09-30
CORUS BANKSHARES INC
filed 2008-10-30
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2008, the Registrant had 53,710,980 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31	September 30
(dollars in thousands, except per share data)	2008	2007	2007
Assets
Cash and due from banks – noninterest-bearing	$83,414	$76,707	$115,056
Federal funds sold	275,000	586,500	176,600

Cash and Cash Equivalents	358,414	663,207	291,656
Time deposits with banks	2,571,605	—	—
Securities:
Available-for-sale, at fair value
U.S. Government agencies (amortized cost $999,208, $3,619,875 and $4,567,652)	998,883	3,618,265	4,566,644
Equity securities (cost $0, $101,981 and $106,249)	—	135,981	165,271
Other securities (amortized cost $3,373, $3,308 and $8,523)	3,620	4,492	10,065

Total Securities	1,002,503	3,758,738	4,741,980
Loans, net of unearned income	4,359,131	4,409,387	4,082,102
Less: Allowance for loan losses	191,280	70,992	62,850

Loans, net	4,167,851	4,338,395	4,019,252
Other real estate owned	123,422	36,951	40,387
Accrued interest receivable	38,031	34,550	36,623
Premises and equipment, net	33,515	26,875	26,625
Other assets	140,511	67,861	44,552
Goodwill, net of accumulated amortization	—	—	4,523

Total Assets	$8,435,852	$8,926,577	$9,205,598

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$244,229	$254,477	$279,650
Interest-bearing	7,134,571	7,365,205	7,566,145

Total Deposits	7,378,800	7,619,682	7,845,795
Subordinated debentures relating to Trust Preferred Securities	404,647	404,647	404,647
Other borrowings	492	54,945	51,075
Accrued interest payable	12,204	17,257	19,197
Dividends payable	—	13,761	14,103
Other liabilities	38,219	26,888	40,335

Total Liabilities	7,834,362	8,137,180	8,375,152
Shareholders’ Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 53,710,980, 55,011,680 and 56,412,459 shares outstanding, respectively)	2,686	2,751	2,821
Surplus	36,841	44,602	43,677
Equity awards outstanding	9,664	8,215	7,788
Retained earnings	553,488	713,416	739,267
Accumulated other comprehensive income/(loss)	(1,189)	20,413	36,893

Total Shareholders’ Equity	601,490	789,397	830,446

Total Liabilities and Shareholders’ Equity	$8,435,852	$8,926,577	$9,205,598

See accompanying notes.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2008	2007	2008	2007
Interest, Points and Fees, and Dividend Income:
Interest, points and fees on loans	$77,291	$111,071	$258,689	$338,982
Federal funds sold	1,509	3,290	7,708	12,372
Time deposits with banks	18,735	—	28,867	—
Securities:
Interest	8,156	62,877	64,655	195,865
Dividends	—	1,720	1,320	5,036

Total Interest, Points and Fees, and Dividend Income	105,691	178,958	361,239	552,255

Interest Expense:
Deposits	72,167	97,238	241,772	301,051
Subordinated debentures relating to Trust Preferred Securities	5,305	7,987	17,596	22,873
Other borrowings	236	1,003	1,486	3,204

Total Interest Expense	77,708	106,228	260,854	327,128

Net Interest Income	27,983	72,730	100,385	225,127
Provision for credit losses	182,200	15,000	277,500	32,500

Net Interest Income/(Loss) After Provision for Credit Losses	(154,217)	57,730	(177,115)	192,627

Noninterest Income:
Securities gains/(losses), net	(21)	10,983	26,087	8,755
Service charges on deposit accounts	2,269	2,455	6,977	7,656
Other income	937	947	2,748	2,890

Total Noninterest Income	3,185	14,385	35,812	19,301

Noninterest Expense:
Employee compensation and benefits	7,453	11,408	18,956	33,443
Other real estate owned and protective advances	2,479	316	6,537	1,954
Insurance – FDIC	2,039	1,365	5,216	1,891
Net occupancy	1,616	1,124	4,191	3,332
Depreciation – furniture & equipment	588	489	1,511	1,435
Data processing	464	569	1,385	1,770
Other expenses	3,268	2,711	10,147	8,743

Total Noninterest Expense	17,907	17,982	47,943	52,568

Income/(Loss) Before Income Taxes	(168,939)	54,133	(189,246)	159,360
Income tax expense/(benefit)	(40,937)	18,649	(49,568)	55,080

Net Income/(Loss)	$(128,002)	$35,484	$(139,678)	$104,280

Net Income/(Loss) per Common Share:
Basic	$(2.38)	$0.63	$(2.57)	$1.85
Diluted	$(2.38)	$0.61	$(2.57)	$1.81

Cash Dividends Declared per Common Share (1)	$—	$0.25	$0.25	$1.75

Average Common Shares Outstanding:
Basic	53,711	56,684	54,446	56,484
Diluted (2)	53,711	57,753	54,446	57,601

See accompanying notes.

(1)	The Company eliminated the quarterly cash dividend beginning in the second quarter of 2008. The 2007 amount includes $1.00 per common share special cash dividend declared on June 21, 2007.

(2)	Excludes potential common shares for the periods ended September 30, 2008 since their inclusion would result in antidilution.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2007	$2,751	$44,602	$8,215	$713,416	$20,413	$789,397

Net loss	—	—	—	(139,678)	—	(139,678)
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(7,564)	(7,564)
Reclassification adjustment for net gains realized in net income	—	—	—	—	(26,087)	(26,087)
Income tax effect	—	—	—	—	12,049	12,049

Comprehensive loss						(161,280)

Share-based compensation	—	—	1,563	—	—	1,563

Repurchase and retirement of 1,307,400 common shares	(65)	(623)	—	(6,488)	—	(7,176)

Restricted stock vested, 6,700 common shares	—	95	(114)	—	—	(19)

Tax benefit of restricted stock dividends	—	3	—	—	—	3

Loss sharing under the Commission Program for Commerical Loan Officers	—	(7,236)	—	—	—	(7,236)

Cash dividends declared on common stock, $0.25 per common share (1)	—	—	—	(13,762)	—	(13,762)

Balance at September 30, 2008	$2,686	$36,841	$9,664	$553,488	$(1,189)	$601,490

See accompanying notes.

(1)	The Company eliminated the quarterly cash dividend, beginning in the second quarter of 2008.
NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	—	—	—	104,280	—	104,280
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(18,588)	(18,588)
Reclassification adjustment for net gains realized in net income	—	—	—	—	(8,755)	(8,755)
Income tax effect	—	—	—	—	9,635	9,635

Comprehensive income						86,572

Share-based compensation	—	—	1,404	—	—	1,404

Shares issued under stock option plans, 1,008,200 common shares	51	12,203	(2,656)	—	—	9,598

Repurchase and retirement of 841,719 common shares	(42)	(309)	—	(12,102)	—	(12,453)

Cash dividends declared on common stock, $1.75 per common share (1)	—	—	—	(99,202)	—	(99,202)

Balance at September 30, 2007	$2,821	$43,677	$7,788	$739,267	$36,893	$830,446

See accompanying notes.

(1)	Includes $1.00 per common share special cash dividend declared on June 21, 2007.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(139,678)	$104,280
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Provision for credit losses	277,500	32,500
Depreciation and amortization	2,141	1,994
Accretion of investment discounts	(59,632)	(181,892)
Deferred income tax benefit	(37,150)	(4,081)
Securities (gains)/losses, net	(26,087)	(8,755)
Change in commissions held back (1)	(10,017)	2,261
Share-based compensation expense	1,563	1,404
Loss of/(excess) tax benefits from share-based payment arrangements	16	(2,157)
Loss on other real estate owned, net	2,740	—
(Increase)/Decrease in accrued interest receivable	(3,481)	6,474
Decrease in accrued interest payable	(5,053)	(8,284)
Increase in other assets	(23,488)	(10,017)
Increase/(Decrease) in other liabilities	4,824	(3,715)

Net cash used in operating activities	(15,802)	(69,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities from time deposits with banks	2,800,000	—
Purchases of time deposits with banks	(5,371,605)	—
Proceeds from maturities of available-for-sale securities	4,832,395	9,320,590
Proceeds from sales of available-for-sale securities	840,987	37,215
Purchases of available-for-sale securities	(2,865,058)	(8,531,307)
Net (increase)/decrease in loans	(193,895)	9,686
Recoveries of previously charged-off loans	442	616
Purchases of premises and equipment	(8,781)	(1,243)
Proceeds from sale of other real estate owned	13,547	—
Net expenditures on other real estate owned	(5,811)	—

Net cash provided by investing activities	42,221	835,557

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposit accounts	(242,044)	(858,880)
Net proceeds from issuance of subordinated debentures relating to Trust Preferred Securities	—	20,000
(Decrease)/Increase in other borrowings, net	(54,453)	11,656
Cash proceeds from stock option exercises	—	66
Repurchases and retirements of common shares	(7,176)	(5,078)
(Loss of)/excess tax benefits from share-based payment arrangements	(16)	2,157
Cash dividends paid on common shares	(27,523)	(85,098)

Net cash used in financing activities	(331,212)	(915,177)

Net decrease in cash and cash equivalents	(304,793)	(149,608)
Cash and cash equivalents at January 1	663,207	441,264

Cash and cash equivalents at September 30	$358,414	$291,656

See accompanying notes.

(1)	Pursuant to the Commission Program for Commercial Loan Officers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus Bankshares, Inc. (“Corus” or the “Company”) and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim period may not be indicative of results to be expected for the full year.
2.	Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The Company has decided not to apply the fair value option to any of its assets or liabilities.
In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). The staff position delays the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS 157 to January 1, 2009, for items within the scope of the staff position. Other than additional disclosures, FSP 157-2 will not have a material impact on the Company’s consolidated financial statements.
In October 2008, FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP 157-3”) was issued in an attempt to clarify the application of SFAS 157, in an inactive market. The Company does not anticipate that FSP 157-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, as clarified by FASB Staff Position 133-1 and FIN 45-4. SFAS 161 does not impact accounting measurements but will result in the additional disclosures if Corus is involved in material derivative and hedging activities at that time.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective November 15, 2008. SFAS 162 will not have a material impact on the Company’s consolidated financial statements.
3.	Allowance For Credit Losses
The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $207.7 million at September 30, 2008, which was comprised of a $191.3 million Allowance for Loan Losses and a $16.4 million Liability for Credit Commitment Losses.
A rollforward of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$153,339	$53,283	$76,992	$50,793
Provision for credit losses	182,200	15,000	277,500	32,500
Charge-offs	(128,026)	(60)	(147,204)	(15,559)
Recoveries	217	127	442	616

Balance at September 30	$207,730	$68,350	$207,730	$68,350

4.	Impaired Loans
In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
The following table presents details of impaired loans:

	Outstanding Balance of Impaired Loans (1)
	September 30	December 31	September 30
(in millions)	2008	2007	2007
Loans with a specific reserve	$398	$138	$175
Loans with no specific reserve, but with an associated charge-off	369	63	—
Loans with no specific reserve and no associated charge-off	90	84	24
Troubled debt restructruings with no specific reserve and no associated charge-off	55	153	27

Total Impaired Loans	$912	$438	$226

Specific reserve on impaired loans	$53	$13	$15

(1)	To the extent that Corus has both a first mortgage and a mezzanine loan associated with the same project, the loans are combined for purposes of the above table.
For the three and nine months ended September 30, 2008, average impaired loans totaled $1.1 billion and $841 million, respectively. For the three and nine months ended September 30, 2007, average impaired loans totaled $240 million and $195 million, respectively. Interest income recognized on impaired loans during the periods in which they were impaired was $0.6 million and $4.0 million, for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, interest income recognized on impaired loans during the periods which they were impaired was $2.9 million and $5.4 million, respectively.

Nonaccrual loans, included in impaired loans listed above, totaled $855 million, $282 million and $199 million as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Gross amount of interest that would have been recorded at the original rate	$20,550	$5,037	$44,466	$13,356
Interest that was recognized in income	—	2,289	502	4,859

Negative impact (foregone interest)	$20,550	$2,748	$43,964	$8,497

As of September 30, 2008 impaired loans also included two loans classified as a troubled debt restructuring, totaling $55 million. During the three and nine months ended September 30, 2008, interest income from these loans was $0.1 million and $1.5 million less than it otherwise would have been as a result of the restructuring. As of September 30, 2007 impaired loans also included a loan classified as a troubled debt restructuring, totaling $27 million, that was subsequently foreclosed and is classified as Other Real Estate Owned as of September 30, 2008. For the three and nine months ended September 30, 2007, the difference in interest income due to the restructuring of the loan was immaterial.
5.	Other Real Estate Owned
Other real estate owned (“OREO”) includes properties acquired through foreclosure. These properties are generally recorded at the lower of cost or estimated realizable value. Subsequent decreases in value are reported as adjustments to the carrying amount and are included as a component of noninterest expense. No adjustments are made for subsequent increases in value. The net costs of maintaining these properties are included in noninterest expense, which include all operating expenses, offset by rental income, if any. Gains or losses from the sale of other real estate owned are also included in noninterest expense.
A rollforward of the OREO activity since June 30, 2008, is as follows:

	Three Months Ended
	September 30, 2008
(dollars in thousands)	#	Balance
Balance at June 30, 2008	2	$24,824
Transfers at fair value	1	96,556
Project enhancements	—	2,877
Unit sales	—	(835)

Balance at September 30, 2008	3	$123,422

6.	Subordinated Debentures relating to Trust Preferred Securities
Subordinated debentures outstanding totaled $404.6 million as of September 30, 2008. The stated maturities of the instruments range from 2033 through 2037. Interest and fees included in interest expense totaled $5.3 million and $17.6 million for the three and nine months ended September 30, 2008, respectively, and $8.0 million and $22.9 million for the three and nine months ended September 30, 2007, respectively.
Interest rates range from LIBOR plus 1.33% to LIBOR plus 3.10%, resetting quarterly. Interest is payable quarterly, although Corus has the option to defer the interest payments for a period not to exceed 20 consecutive quarters. If Corus elects to defer interest payments on the debentures, Corus will generally be restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock. As of September 30, 2008, Corus has not elected to defer interest payments. Absent the exercise of this option, Corus has no financial covenants related to this debt.
7.	Other Borrowings
On September 17, 2008, Corus terminated the Company’s loan agreement with LaSalle Bank, N.A. (“LaSalle”), a subsidiary of Bank of America Corporation. The loan agreement, which was originally dated June 26, 2001 and last amended March 31, 2008, provided Corus with a $50 million revolving line of credit.
The loan agreement was cancelled at Corus’ request. Although the loan agreement allowed for Corus to use the line of credit for any general corporate purpose, it had historically been used to fund loan participations entered into by the holding company with its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). Loan participations between the holding company and the Bank have declined significantly over the past year, and management anticipates that the holding company would enter into few, if any, new loan participations with the Bank.
Interest payments were due quarterly and were computed at an annual interest rate of LIBOR plus 1.40% on any outstanding balances. There were no fees associated with terminating the loan agreement before its scheduled maturity (February 28, 2010). The loan agreement had been collateralized by 100% of the common stock of the Bank.

8.	Net Income/(Loss) Per Share
Net income/(loss) per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per-share data)	2008	2007	2008	2007
Numerator:
Net income/(loss) attributable to common shares	$(128,002)	$35,484	$(139,678)	$104,280

Denominator:
Average common shares outstanding — Basic	53,711	56,684	54,446	56,484
Effect of dilutive potential common shares	—	1,069	—	1,117

Average common shares outstanding — Diluted	53,711	57,753	54,446	57,601

Net income/(loss) per share:
Basic	$(2.38)	$0.63	$(2.57)	$1.85
Diluted	(2.38)	0.61	(2.57)	1.81
For the three and nine months ended September 30, 2008, diluted net income per share excluded the impact of all potential common shares because the effect would have been antidilutive. In addition, for both the three and nine months ended September 30, 2007, stock options outstanding to purchase 1,421,490 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options were out-of-the money.
9.	Employee Benefit Plans
Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the nine months ended September 30, 2008 and 2007, and Corus does not expect to make any contributions to the plan for the remainder of 2008.
Net periodic benefit cost was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Service cost	$243	$265	$731	$815
Interest cost	392	413	1,194	1,167
Expected gain on plan assets	(446)	(512)	(1,344)	(1,441)

Net Periodic Benefit Cost	$189	$166	$581	$541

10.	Income Taxes
Corus’ effective tax rate for the third quarter of 2008 was 24.2% as compared to 34.5% for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, Corus’ effective tax rate was 26.2% and 34.6%, respectively. A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.6	0.3	2.1	0.2
Valuation allowance	(12.4)	—	(11.1)	—
Dividends received deduction	—	(0.8)	0.2	(0.8)
Other, net	—	—	—	0.2

Effective Rate	24.2%	34.5%	26.2%	34.6%

During the third quarter of 2008, Corus recorded a net deferred tax asset (“DTA”) valuation allowance of approximately $20.9 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to assess whether it is more likely than not that some portion or all of the company’s DTA will not be realized. The rules require that, to the extent that tax rules could potentially limit the ultimate realization of the DTA (generally through a “carryback” to prior year’s taxable income), the assets be written down. While the benefit of the DTA could still materialize in the future, accounting rules limit the extent to which a company can utilize projections of future income to support current DTAs.
As of September 30, 2008, the net DTA, after the impact of the valuation allowance, totaled approximately $70 million. While the Company anticipates recording an additional valuation adjustment in the fourth quarter, subsequent quarter charges are more difficult to predict given the uncertainty of future years’ income.
11.	Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. In accordance with FSP 157-2, the Company will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. In October 2008, FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP 157-3”) was issued in an attempt to clarify the application of SFAS 157 in an inactive market. The Company does not anticipate that FSP 157-3 will have a material impact on its consolidated financial statements.
As a result of the recently passed Emergency Economic Stabilization Act of 2008, the Securities and Exchange Commission is undergoing a 90-day study of “mark-to-market” accounting. Among other items, alternative accounting standards to those provided in SFAS 157 will be considered. At this time, the Company is unable to predict the impact from the results of this study.

SFAS 157 states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. An active market is one in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever possible;
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by data in the market;
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques primarily include the use of discounted cash flow models.
Note: An adjustment to a Level 2 input that is significant to the fair value measurement in its entirety might render the measurement a Level 3 measurement.
The Company used the following methodologies to measure the fair value of its financial assets on a recurring basis:
Available-for-sale securities — Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. This includes the Company’s investments in Standard & Poor’s Depository Receipts. The majority of the Company’s available-for-sale investments however, are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair value of these securities is based on quoted market prices obtained from an external pricing service. In obtaining such data from the pricing service, Corus has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Corus’ principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. These securities are classified in Level 2 of the valuation hierarchy and include U.S. Government agencies.

While Corus classifies its U.S. Government agency debt securities as Level 2 assets, these securities (which are owned by Corus’ banking subsidiary, Corus Bank, N.A.) are all short-term (generally with remaining terms of 1 year, if not significantly shorter) “straight” bullet maturities (i.e., no calls, or other embedded optionality). The market for these securities is very liquid and the securities could be sold to meet the liquidity needs of the Bank.
Interest rate swap agreements — These agreements entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the swap agreement. The market quotes were developed by the counterparty using market observable inputs, which primarily include the London Interbank Offered Rate (“LIBOR”) for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, the agreements are classified in Level 2 of the valuation hierarchy. The Company also considers nonperformance risk, including the likelihood of default by itself and its counterparties, when evaluating whether market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with highly rated and pre-approved counterparties. The likelihood of the Company’s default is considered to be remote. Both credit risk of our counter-parties and the Company’s default risk are also mitigated through the pledging of collateral when certain thresholds are reached. For these reasons, nonperformance risk is considered extremely low and, accordingly, any such credit risk adjustments to the Company’s swap agreements would be immaterial.
The Company used the following methodologies to measure the fair value of its financial assets on a nonrecurring basis:
Loan impairment assessments — We may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. This occurs in situations where a loan is reviewed in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”) and the fair value of the loan is determined to be less than the recorded investment in the loan (a “shortfall”).
In accordance with SFAS 114 the fair value of a loan is determined based on either the present value of expected future cash flows discounted at the loans effective interest rate or as a practical expedient, based on the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Considering the nature of Corus’ lending, the fair value of the collateral is the primary method utilized. Collateral valuations are based on either appraisals or internally-developed models.

Given current market conditions and the low level of activity, management recognizes that observable transactions may not be representative of fair value. As a result, management utilizes fair value models which use unobservable inputs. More specifically, the unobservable inputs used in valuation models may include the extent to which presale buyers will ultimately close on their units, pricing (net of cost to sell) for the future sale of condominium units and the timeframe over which such sales may take place. In addition, to the extent that unit rentals can partially offset the cost to carry a project, occupancy percentages and rental rates are projected. Since Corus’ lending tends to be geographically concentrated, management has the benefit of observing data associated with many different loans in the same general location as a basis for deriving its estimates.
The table below presents the balances of financial assets measured at fair value on a recurring or nonrecurring basis (no liabilities were measured at fair value at September 30, 2008):

	Fair Value at September 30, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Recurring basis:
Financial Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$998,883	$—	$998,883
Other securities	3,620	—	—	3,620
Interest rate swap agreements	—	696	—	696

Total	$3,620	$999,579	$—	$1,003,199

Nonrecurring basis:
Financial Assets:
Loans, net	$—	$—	$701,675	$701,675
The loans measured at fair value are net of both specific reserves of $52 million and costs to sell of $24 million. For the three and nine months ended September 30, 2008, expenses totaling $92 million and $157 million were recorded to reflect the fair value adjustments.
Nonfinancial assets which may be measured at fair value on a nonrecurring basis also include other real estate owned. SFAS 157 will apply to these fair values measurements beginning January 1, 2009.

12.	Supplemental Information to Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Nine Months Ended
	September 30
(in thousands)	2008	2007
Cash paid during the period for:
Interest	$265,907	$335,412
Income taxes	12,475	48,555
Noncash Investing and Financing Activities:
Loans transferred to other real estate owned	$115,147	$31,948
Loan charge-offs	147,204	15,559
Corus financed OREO sale	18,200	—
Common stock repurchase — delivery of shares related to option exercise	—	(7,375)

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
EXECUTIVE OVERVIEW
Corus reported a net loss for the 2008 third quarter of $128.0 million, or $2.38 per diluted share, down from net income of $35.5 million, or $0.61 per diluted share, in the third quarter of 2007. The year-to-date 2008 results were a net loss of $139.7 million, or $2.57 per diluted share compared to net income of $104.3 million, or $1.81 per diluted share in 2007.
We are operating in an economic environment that is more challenging and volatile than any we have ever seen. The primary source of the current market difficulties stems from one of the worst housing slumps this country has experienced. The effects from this downturn have rippled through many parts of the economy, adversely impacting credit markets (including mortgage availability for home buyers, auto loans, and credit card loans) and are clearly placing a drag on consumer confidence and the broader economy. The combination of these forces, coupled with Corus’ focus on condominium construction lending, have led to significant increases in loan loss provisions, and, as a result, significant operating losses. Our stock price has also suffered tremendously as a result. Unfortunately, we anticipate these difficulties will persist for some time.
Capital & Liquidity Planning
We had always recognized that a severe downturn in the residential real estate markets was a possible, if not likely, occurrence and we positioned ourselves accordingly. While we had planned for the possibility of such a downturn, and the associated nonaccrual loans and provisions for credit losses, in our corporate planning, the current housing calamity is worse than even the “severe downturn” for which we had planned. Fortunately, in preparation for such an event, we built unusually strong capital and liquidity levels during the good years.
As of September 30, 2008, Corus Bank’s capital (essentially bank equity plus loan loss reserves) totaled approximately $971 million, substantially greater than the regulatory requirement of $644 million for the Bank to be categorized as “well-capitalized” (the highest rating possible). In addition, as of September 30, 2008, the holding company had cash of $113 million, $51 million of which is earmarked for capital contribution to Corus Bank. We have further fortified our Company’s safety by maintaining very high levels of liquid investments at the Bank. As of September 30, 2008, the Bank had over $3.8 billion of high-grade short-term investments, virtually none of which were pledged as collateral for any borrowings of the Bank or in any way encumbered, and are therefore fully available for any liquidity needs of the Bank.

The capital cushion and substantial liquid investments provide our deposit customers with an important level of safety and confidence in the Bank that is essential in these uncertain economic times.
In an attempt to address the issues many banks are facing, the U.S. Treasury Department has made funds available to certain banks under its Troubled Asset Relief Program Capital Purchase Program (the “CPP Program”). While management has had preliminary conversations with the banking regulators concerning the CPP Program, at this point it is not certain whether or not Corus would apply for participation. We are continuing to review the matter.
Credit Loss Reserves & Nonaccrual Loans
The Company has bolstered its credit loss reserves substantially during 2008, increasing the credit reserves by $131 million during the first nine months of 2008. Corus’ reserves for credit losses (the allowance for loan losses plus the associated liability for credit commitment losses) totaled $208 million at September 30, 2008, nearly triple the $77 million level at December 31, 2007.
Credit quality problems, the driver behind the Company’s moves to increase its loan loss reserves, resulted in substantial increases in nonperforming loans, with balances outstanding on nonaccrual commercial real estate loans growing to $855 million at September 30, 2008, up from $282 million at December 31, 2007 and $199 million at September 30, 2007. Interest income not recorded on nonaccrual loans, what is known as “foregone” interest income, during the third quarter of 2008 totaled $20.6 million. It is important to note that this interest is still owed by the borrowers; that is, it has not been forgiven by Corus. Only time will tell how much of that foregone interest income will truly be “lost.”
Loan Originations
Corus did not originate any new loans in the third quarter of 2008. Given the uncertain condition of the commercial real estate market, and our desire to bolster our capital ratios, management has decided that this is not the right time to originate new loans. We hope that events will transpire over the coming quarters such that we will again feel comfortable originating loans.
Deposits
There have been two noteworthy developments recently. As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), Corus depositors are protected against the loss of their insured deposits by the FDIC. The FDIC recently made changes to the rules that broadened the FDIC insurance. Most significantly on October 3, 2008, the FDIC temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In addition, on September 26, 2008, the FDIC permanently simplified the coverage rules for Revocable Trust accounts making it easier for customers to fully insure their deposits. These FDIC insurance changes, in addition to the Bank’s own internal efforts to reduce the level of uninsured deposits, have resulted in 97% of all of our deposits being fully FDIC insured.

As another reflection of the Company’s various efforts to mitigate risk, Corus has spent many years building a nationally distributed deposit base, with an express focus on attracting and retaining lower-balance depositors. Those efforts have yielded a nationally diversified depositor base of more than 175,000 accounts. We are also pleased to report that new deposit account originations were very strong throughout the most recent quarter — Corus had new account openings totaling over $700 million in the quarter.
Summary
While the current economic downturn, and the difficulties it presents for the Company, are unprecedented, the difficulties need to be viewed in the context of the years leading up to now, when we had very high profits. Our business is cyclical, and needs to be understood and evaluated in that way. As expressed in the past, Corus continues to believe that the measure of any company’s success must be made over an entire business cycle, and not by looking at just “good” or “bad” years in isolation from one another. Our main focus at this time is to manage our business safely during this tremendous downturn and to be poised to take advantage of any market opportunities which may arise.

FINANCIAL CONDITION
LOAN PORTFOLIO
Overview
Corus’ loan portfolio consists primarily of loans secured by condominium construction projects. We also have a small amount of loans secured by condominium conversion projects (converting apartment projects to condominiums, as distinct from new construction). Finally, we have a portfolio of loans secured by office buildings, apartment buildings and hotels. The tables below break down the portfolio both by total commitment and funded balance.
Corus’ commercial real estate loans are collateralized by the underlying property and are almost always variable rate, with the vast majority tied to 3-month London Inter-Bank Offered Rate (“LIBOR”), resetting quarterly. While Corus generally provides only senior debt, in some cases Corus provided mezzanine financing as well. Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and tend to be fixed rate), but the loans also carry additional risk.
Construction loans typically have stated maturities ranging from 2 to 4 years (and are anticipated to fund over 2 to 3 years). The loans are funded throughout the term as construction progresses. Construction loans have interest reserves at inception. An interest reserve allows a borrower’s interest cost to be capitalized into the loan balance over the life of the loan. It is Corus’ practice to limit the size of interest reserves such that borrowers will be required to make out-of-pocket interest payments to support slow-to-sell or slow-to-construct projects. Of course, there are exceptions where our interest reserves do carry loans longer than we would like, but generally speaking, our interest reserves will not carry borrowers much past completion of construction. We try to limit increases in interest reserves to situations where our loan balance is very well secured, and such increases represent an opportunity for additional income. While we are generally very hesitant to increase interest reserves for projects that are not performing well, as an inducement to borrowers to sell units, we will often allow a small percentage of closing proceeds to be used to pay interest and other project costs.
In the first half of 2008, we originated $1.2 billion of new loans. Corus did not originate any new loans in the third quarter. Given the uncertain condition of the commercial real estate market, the uncertain pace of future loan payoffs and loan paydowns, the growth in our problem loans, and our desire to bolster our capital ratios, management has decided that this is not the right time to continue originating new loans. We hope that events will transpire over the next several quarters such that we will again feel comfortable originating loans.

Including unfunded commitments, the portfolio totals $6.6 billion as of September 30, 2008, as detailed below:

	Total Loan Commitments
	(outstanding balances + unfunded commitments)
	September 30	December 31	September 30
(in millions)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$4,904	$6,445	$6,630
Conversion	253	600	675
Inventory	49	66	48

Total condominium	5,206	7,111	7,353
Other commercial real estate:
Office	659	221	146
Rental apartment	489	71	70
Hotel	172	124	128
Other	23	29	30
Loans less than $1 million	7	10	10

Total commercial real estate	6,556	7,566	7,737
Commercial	44	50	41
Residential real estate and other	16	21	23

Loans, net of unearned income	$6,616	$7,637	$7,801

Mezzanine loans included in total commercial real estate (1)	$109	$144	$158

(1)	These loans are all subordinate to Corus first mortgage loans.
As of September 30, 2008, commercial real estate loan commitments totaled $6.6 billion, down $1 billion from both June 30, 2008 and December 31, 2007. While the reduction from June 30, 2008 to September 30, 2008 included $158 million in cancelled loan commitments and $225 million in transfers to OREO and charge-offs, it also included $617 million in loan principal payments averaging roughly $200 million per month. With unfunded commitments of $2.2 billion, which are expected to fund over the next two years, we expect that our loan portfolio will generate most, if not all, of the liquidity we need to fund our construction commitments. The Bank also has $3.9 billion in highly liquid investments, which we maintain to cover both our unfunded loan obligations should loan payments prove to be insufficient, as well as to satisfy our depositors’ withdrawal needs.

The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	September 30	December 31	September 30
(in millions)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$3,282	$3,461	$3,096
Conversion	247	584	654
Inventory	49	64	48

Total condominium	3,578	4,109	3,798
Other commercial real estate:
Rental apartment	368	62	57
Office	312	104	102
Hotel	21	39	35
Other	23	29	28
Loans less than $1 million	5	8	8

Total commercial real estate	4,307	4,351	4,028
Commercial	38	41	35
Residential real estate and other	14	17	19

Loans, net of unearned income	$4,359	$4,409	$4,082

Mezzanine loans included in total commercial real estate (1)	$104	$124	$141

(1)	These loans are all subordinate to Corus first mortgage loans.

The following tables provide a breakdown of Corus’ loan portfolio by size and geographic distribution:
Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of September 30, 2008 (1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	(2)	$280	—	$—	—	(2)	$90	2	$370
$140 million to $180 million	7	(2)	1,006	1	144	—	(2)	83	8	1,233
$100 million to $140 million	14	(2)	1,623	2	218	—	(2)	44	16	1,885
$60 million to $100 million	10		811	3	239	3		223	16	1,273
$20 million to $60 million	30		1,105	1	58	6		222	37	1,385
$1 million to $20 million	40		381	—	—	5		22	45	403
Loans less than $1 million	—		—	—	—	NM		7	NM	7

Total	103		$5,206	7	$659	14		$691	124	$6,556

NM - Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	As of September 30, 2008, Corus has three loans secured by properties best described as “mixed use.” The underlying collateral includes a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of September 30, 2008(1)
	Total				Other
	Condominium		Office		CRE			Total
(dollars in millions)	#	Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	16	$1,330	—	$—	2		$37	18	$1,367
Tampa	4	84	—	—	—		—	4	84
Orlando	2	27	—	—	—		—	2	27
Other Florida	3	41	—	—	3		156	6	197

Florida Total	25	1,482	—	—	5		193	30	1,675
California:
Los Angeles	12	737	1	85	3	(4)	139	16	961
San Diego	5	106	—	—	2		107	7	213
San Francisco	1	71	—	—	—	(4)	44	1	115

California Total	18	914	1	85	5		290	24	1,289

Washington, D.C.(2)	7	141	6	574	—		—	13	715

Atlanta	11	533	—	—	1		36	12	569

Las Vegas	7	386	—	—	—		—	7	386

New York City	7	350	—	—	—		—	7	350

Chicago	5	249	—	—	3		82	8	331

Other (3)	23	1,151	—	—	—	(4)	83	23	1,234

Loans less than $1 million	—	—	—	—	NM		7	NM	7

Total	103	$5,206	7	$659	14		$691	124	$6,556

NM - Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 14 metropolitan areas, none of which exceeds three percent of the total.

(4)	As of September 30, 2008, Corus has three loans secured by properties best described as “mixed use.” The underlying collateral includes a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

ASSET QUALITY
Asset Quality Measures

	September 30	December 31	September 30
(dollars in thousands)	2008	2007	2007
Nonaccrual and Loans 90 days or more past due (NPLs)	$902,840	$282,643	$199,776
Other Real Estate Owned (OREO)	$123,422	$36,951	$40,387
Total Nonperforming Assets (NPLs + OREO)	$1,026,262	$319,594	$240,163
NPLs / Total Loans	20.71%	6.41%	4.89%
Troubled Debt Restructurings (1)	$55,402	$153,453	$26,515
Potential Problem Loans	$628,147	$299,589	$221,816
Allowance for Loan Losses	$191,280	$70,992	$62,850
Allowance for Loan Losses / Total Loans	4.39%	1.61%	1.54%
Liability for Credit Commitment Losses	$16,450	$6,000	$5,500
Nonperforming Assets and Restructured Loans

	September 30	December 31	September 30
(in thousands)	2008	2007	2007
Nonaccrual
Condominium:
Construction	$655,174	$105,066	$24,493
Conversion	85,087	177,086	174,518
Inventory	—	—	—

Total condominium	740,261	282,152	199,011
Other commercial real estate:
Rental apartment	114,693	—	—

Total commercial real estate	854,954	282,152	199,011
Commercial	518	28	28
Residential real estate and other	—	—	—

Total nonaccrual	855,472	282,180	199,039
Loans 90 days or more past due	47,368	463	737

Total Nonperforming Loans	902,840	282,643	199,776
Other real estate owned (“OREO”)	123,422	36,951	40,387

Total Nonperforming Assets	$1,026,262	$319,594	$240,163

Troubled debt restructurings (1)	$55,402	$153,453	$26,515

(1)	To the extent not included in either nonaccrual or loans 90 days or more past due.

Asset Quality Overview
Problem loans are growing as a result of the nationwide downturn in the residential real estate market. Turmoil in the financial world has exacerbated the situation. The precipitous deterioration of market conditions over the past six to nine months is reflected in Corus’ portfolio of condominium secured projects, with increases in nonperforming loans and Potential Problem Loans, as well as elevated charge-offs and loan loss provisions, and a growing portfolio of OREO. We expect that the residential real estate market will remain weak throughout 2009 and perhaps into 2010. It is our hope that the dramatic reductions in housing prices that many markets have seen will set the stage for price stabilization and ultimately a return to modest annual increases in housing values. Once consumers can again expect modest annual increases in value, they should be far more interested in buying homes than they are today.
In many of our problem loan situations, either the borrower or a mezzanine lender subordinate to Corus has supported the project/loan with substantial amounts of additional cash. However, since most of our loans are nonrecourse upon project completion, past financial support is no guarantee of future support, particularly if the market weakens further or if the market stays at its currently depressed levels for an extended period of time. For example, we have recently seen situations where mezzanine lenders are experiencing financial difficulties and have been unable to support projects. For those problem loans where the borrower or mezzanine lender chooses not to, or is unable to, take the necessary steps to resolve issues, we will not hesitate to foreclose.

Nonaccrual Commercial Real Estate Loans
As of September 30, 2008, balances outstanding on nonaccrual loans totaled $855 million, which were almost exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at September 30, 2008, are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans as of September 30, 2008
	Condominium			Rental Apartment			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	6	$363	$375	1	$30	$30	7	$393	$405
Tampa	2	57	57	—	—	—	2	57	57
Other	1	13	13	1	38	38	2	51	51

Florida Total	9	433	445	2	68	68	11	501	513
Los Angeles	3	90	92	—	—	—	3	90	92
San Diego	—	—	—	1	47	47	1	47	47

California Total	3	90	92	1	47	47	4	137	139
Reno	1	126	139	—	—	—	1	126	139
Las Vegas	1	65	70	—	—	—	1	65	70
Phoenix/Scottsdale	1	14	14	—	—	—	1	14	14
New York City	1	12	12	—	—	—	1	12	12

Total	16	$740	$772	3	$115	$115	19	$855	$887

The table below presents a rollforward of the balance of nonaccrual commercial real estate loans for the three months ended September 30, 2008:

	Three Months Ended
	September 30, 2008
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Balance at June 30, 2008	17	$830	$888
Additions	4	272	279
Subtractions:
Loan charge-offs	NA	(128)	(128)
Transferred to OREO	(1)	(97)	(97)
Loans returned to accrual status	(1)	(25)	(25)
Balance changes	NA	3	(30)

Balance at September 30, 2008	19	$855	$887

NA - Not applicable
The Company is in the process of foreclosing on eight of the nonaccrual loans as detailed later in this report.

The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Gross amount of interest that would have been recorded at the original rate	$20,550	$5,037	$44,466	$13,356
Interest that was recognized in income	—	2,287	502	4,998

Negative impact (aka foregone interest)	$20,550	$2,750	$43,964	$8,358

(A)	Nonaccrual Condominium Construction Loans
Nonaccrual condominium construction loans include 12 projects with total commitments of $688 million (with balances outstanding of $656 million).
As of September 30, 2008, construction was essentially complete on seven of the projects (funded balance $351 million, total commitment $363 million). Of the remaining five projects, two have multiple buildings/phases where at least one of the buildings is complete (funded balance $122 million, total commitment $128 million). Two more of the remaining projects are in excess of 90% complete (funded balance $171 million, total commitment $185 million) with the final project only half constructed (funded balance $12 million, unfunded commitment cancelled).
While slow sales is generally a problem for these projects, cost overruns and construction delays, as much as two years behind schedule in two cases, are also creating issues. In addition to the incremental costs to carry the project, depending on the sales contract, construction delays can allow certain buyers to cancel their contract and obtain a full refund for any deposits. Corus is actively involved when cost overruns occur since the source of those additional funds becomes contentious. Corus would, of course, prefer that the borrower cover all cost overruns but that is not always possible. Corus has generally been successful at requiring the borrower to cover some portion of the cost overruns, leaving the remainder for the Bank.
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
There have been very little to no unit sales closed on eight of the projects, six of which do not yet have a Certificate of Occupancy (a precondition to selling units). The level of presales for these projects ranges from 0%-85% of the units, with the variation due largely to the location of the property. Certain markets tend to have higher levels of presales than others. For the remaining four properties, two have closed on essentially 50% or more of the units. One of the properties just recently started closing on units and has closed on roughly 10% of the building. One is multi-phase project where the borrower is considering splitting the phases between condominiums and apartments. To the extent that units are for sale in the completed phases of the project, between 50%-75% of the units have closed.

The outlook for these loans could be either to 1) allow the borrowers to continue selling units in an attempt to pay down the loan to a safe level, 2) allow the borrower to complete construction and proceed to the initial sellout period, or 3) foreclose and take over the property. For certain properties, the apartment option is viable and is a potential exit strategy as well. Corus is actively pursuing foreclosing on four of the 12 loans.
There were $123 million in charge-offs associated with these loans in the third quarter 2008. On loans where there was not a charge-off, Corus specifically reserved $49.9 million against those loans in the Allowance for Loan Losses at September 30, 2008.
With regard to Corus’ process relating to valuations, an outside independent appraiser produces the valuation of the collateral at the inception of all of our commercial real estate loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate. For one of the nonaccrual loans at September 30, 2008, while Corus received an independent appraisal, management opted to use a more conservative internal estimate for valuation purposes. For the remaining properties, Corus valued the collateral based on an appraisal for two and internal estimates for the others.
All of the nonaccrual condominium construction loans have various Completion and Bad Act guarantees, however quantifying and assigning a value to these guarantees is difficult.
(B)	Nonaccrual Condominium Conversion Loans
As of September 30, 2008, there were four nonaccrual condominium conversion loans with total balances outstanding of $85 million, net of associated charge-offs (and with no remaining commitment to be funded).
Two of the four loans were reported as nonaccrual condominium conversion loans in our second quarter 2008 report. Charge-offs on these two loans through September 30, 2008 totaled $20.9 million. In October 2008, the Company foreclosed on one of the loans and is actively pursuing foreclosing on the other. At this time, it is difficult to predict when the foreclosure process will be finalized, given the various legal hurdles.
During the third quarter of 2008, the Company placed two additional condominium conversion loans on nonaccrual status, resulting from a decline in sales and closings at the projects. The projects are located in separate distressed Florida markets (Tampa and Orlando). Further, the Company has been notified by the mezzanine lender of each project that they will no longer support the project. The Company is in the process of assuming title to the properties via a deed-in-lieu.

As is typical with condominium conversion projects, the properties had either minimal or no presales. One of the nonaccrual condominium conversion loans, has a partial payment guarantee that the Company is actively pursuing, however, Corus does not consider it significant in relation to the overall credit.
Similar to condominium construction loans, an outside independent appraiser produces the valuation of the collateral at the inception of all condominium conversion loans. After inception, Corus arrives at an estimate of the fair value of the underlying collateral either by obtaining an updated appraisal or via an internally developed estimate. For the nonaccrual condominium conversion loans at September 30, 2008, the valuation for each property was determined based on an internally-developed estimate.
(C)	Nonaccrual Other Commercial Real Estate Loans
There were three nonaccrual rental apartment loans at September 30, 2008 with total balances outstanding of $115 million (no unfunded commitment).
The borrower of the first loan has continued to offer reduced rental rates and also has given rent concessions in an effort to increase occupancy. This action has had a negative impact on the net operating income of the property. Due to the revised rental rates, the appraised value of the property indicates the estimated realizable value of the collateral was less than the carrying value of the loan. As a result, Corus specifically reserved $2.1 million in the Allowance for Loan Losses to cover the shortfall.
For the second loan, the Company obtained an independent appraisal on the property during the third quarter of 2008 and, as a result, recorded an additional charge-off of $1.0 million, bringing the cumulative charge-off to $16.5 million. While the Company is exploring possible alternatives, the Bank may be forced to initiate foreclosure on the property.
The third and final loan has steadily increased occupancy since March 31, 2008 and is at approximately 91% occupancy at September 30, 2008. The borrower has indicated that the project will continue to be operated as a rental apartment property. The loan has been kept current by the borrower by way of rental revenue. The Bank has determined the value of the property is sufficient to cover the loan based on an internally-developed estimate.
Loans 90 Days or More Past Due
As of September 30, 2008, balances outstanding on loans 90 days or more past due totaled $47 million, consisting mainly of one loan totaling $45 million ($6 million unfunded commitment). The loan’s principal balance is 92 days past maturity, however the borrower has continued making the interest payments through September 2008. The Company is currently negotiating a renewal of the loan.

Other Real Estate Owned (“OREO”)
The remaining component of nonperforming assets is OREO, which consists of three properties as of September 30, 2008. The largest is a condominium project located in Panama City, Florida, which Corus took possession of in September 2008. At the time Corus took possession, the outstanding loan balance of $96.5 million was transferred to OREO on the balance sheet. Prior to the transfer, Corus recorded a charge-off of $30.2 million. While certificates of occupancy have been received for the entire project and over 60 units have been sold, management estimates that an additional $10 million will be necessary to complete all work on the building. The Bank also intends to pay an additional $5 million to furnish approximately half of the unsold units and make them available for rent. The ultimate goal, however, is to sell all of the individual units.
The second property, located in San Diego, California, secured a former condominium construction loan foreclosed in March 2008. The outstanding loan balance was transferred to OREO during the first quarter of 2008. Note that Corus has funded $5.8 million since foreclosure to continue construction, and expects to fund an additional $11 million to finish the project. In the second quarter, the Company began to sell individual units of this property, with sales averaging nearly one per week. Gains on sales of units recorded through September 30, 2008 totaled over $800,000. As of September 30, 2008 the property was recorded on Corus’ books in the amount of $21.9 million. The Bank intends to complete the project in approximately 9 months and, at the current sales pace, anticipates selling the remaining units over 36 months.
The last is an office property located in the suburbs of Chicago, which Corus took possession of in December 2006 and had a balance of $5.0 million as of September 30, 2008. The property is vacant presently and there was no rental income in the third quarter of 2008. The Bank is marketing the property as a ‘for sale’ or ‘leasable’ building.
An outside independent appraiser produced the valuation of the collateral at the time Corus took possession of each of the above properties. As of September 30, 2008, the properties are recorded at the lower of cost or estimated fair value (net of costs to sell).

In addition to the above mentioned properties, the Company is in process of taking possession of several other properties collateralizing our loans. All of the loans have been classified as nonaccrual:

	Loans in Process of Foreclosure
	Outstanding Loan Balances as of September 30, 2008
	Condominium
	Construction		Conversion		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Florida:
Miami	1	$89,961	—	$—	1	$89,961
Tampa	—	—	2	57,100	2	57,100
Other	—	—	1	13,400	1	13,400

Florida Total	1	89,961	3	70,500	4	160,461
Las Vegas	1	64,511	—	—	1	64,511
Los Angeles (1)	1	45,051	—	—	1	45,051
Phoenix/Scottsdale (1)	—	—	1	14,587	1	14,587
New York City	1	11,713	—	—	1	11,713

Total	4	$211,236	4	$85,087	8	$296,323

(1)	Foreclosure completed in October 2008.
Corus generally has several options with regard to properties acquired via foreclosure. First, Corus could sell the property as a whole to a bulk purchaser. While this may be the quickest resolution, the pricing may be such that this is not a very desirable option. Second, Corus could complete the project, to the extent necessary, and internally manage the process of selling the units individually in the market. We have seen some success with this strategy and would not hesitate to pursue it. Finally, depending on the property and the market it’s located in, Corus may opt to rent individual units until such time as property values recover and a bulk sale is more attractive. Importantly, each property is unique and management will decide on the best strategy for dealing with OREO properties on a case-by-case basis.
Troubled Debt Restructuring
As of September 30, 2008, Corus had two loans classified as Troubled Debt Restructurings not otherwise included above in either nonaccrual or 90 days past due. The first loan relates to a construction project in Miami, Florida, which had an outstanding balance of $33.6 million at September 30, 2008 (down from $51.0 million at June 30, 2008) and was fully funded. The second loan relates to a completed conversion project in Atlanta, Georgia, with an outstanding balance of $21.8 million and nearly fully funded.
For both loans, the fair value of the collateral using the Bank’s internal estimate is in excess of the outstanding balances and the Company believes both loans are adequately secured.

Mezzanine Loans and Relationship with Associated First Mortgage Loans
Corus typically provides only first mortgage financing. In prior years though, under certain circumstances, Corus also provided “mezzanine” loans (i.e., second mortgages) behind Corus’ own first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and tend to be fixed rate). Mezzanine loans are typically funded before the first mortgage is advanced, and paid off only after the first mortgage has been paid off. As a result, most of a mezzanine loan commitment tends to be represented by outstanding balances during the loan term. The high relative average balances coupled with high rates can make mezzanine loans very lucrative. With that said, due to what Corus perceived to be a deteriorating risk-reward relationship, Corus stopped originating mezzanine loans in late 2007 (with only three mezzanine loans with total commitments of $17 million originated during all of 2007).
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
Through September 30, 2008, 56 mezzanine loans with total commitments of $289 million have been paid off in full (all of the associated first mortgages of $1.5 billion were also paid off in full). The remaining 13 loans have a total commitment of $109 million, net of charge-offs of $35 million on three of the loans (in addition, Corus has allocated specific reserves of $23 million against certain of these loans). The associated first mortgages had original commitments of over $984 million, which have since been reduced to $768 million, and had funded balances outstanding of $626 million as of September 30, 2008.
In addition to greater potential rewards, mezzanine lending obviously also carries additional risks. As compared to Corus’ first mortgage loans, mezzanine loans have a greater risk of defaulting and a much greater loss potential should they default — as high as 100%. There is another important, although less obvious, risk relating to Corus originating the mezzanine loan on a project, and that risk is a direct fall-out of not having a third party mezzanine lender involved in the project. Corus has frequently seen the third party mezzanine lenders providing material support to projects and/or Corus’ first mortgage loan on the project (including covering operating shortfalls, cost overruns, making interest payments, etc.). The efforts of these mezzanine lenders to protect their investments benefits Corus in various ways, including mitigating the potential of Corus’ first mortgage experiencing a loss and reducing the odds of Corus’ first mortgage becoming nonperforming. The potential for an outside party to support Corus is obviously not available when Corus is both the first mortgage and mezzanine lender.

The below information as of September 30, 2008, highlights the increased risk dynamics when Corus is both the first mortgage and mezzanine lender:

	Funded Balance as of September 30, 2008
		First
(dollars in millions)	#	Mortgage	Mezzanine	Total
Loans where Corus has only the first mortgage:
Nonperforming	13	$537	n/a	$537	(1)
Total	111	3,577	n/a	3,577
% Nonperforming		15%	n/a	15%

Loans where Corus has both the first mortgage and the mezzanine loan:
Nonperforming	7	$310	$56	$366	(1)
Total	13	626	104	730
% Nonperforming		50%	54%	50%

n/a - Not applicable

(1)	Aggregates to total nonperforming loans as of September 30, 2008 of $903 million.
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
Guarantor guarantees to pay for costs necessary to complete the asset, to the extent such costs exceed the original budget. Upon completion of the asset, and provided there are no construction liens filed by contractors, such guarantees typically lapse. These guarantees do not protect the Bank from decreases in collateral value. They do help ensure that the Bank’s exposure in a deal is not higher than originally expected. Again, there are vast differences in the financial strength of completion guarantors, and in certain (relatively infrequent) circumstances, the Bank agrees to limits on, or even does without, completion guarantees. Overall, however, the Bank views completion guarantees from capable guarantors as a very important part of the underwriting process.
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
As of September 30, 2008, management has identified 13 Potential Problem Loans, as detailed below:

	Potential Problem Loans as of September 30, 2008
	Condominium - Construction			Condominium - Conversion			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Miami	2	$210	$281	—	$—	$—	2	$210	$281
California
Los Angeles	—	—	—	1	9	12	1	9	12
San Diego	—	—	—	1	11	11	1	11	11

California Total	—	—	—	2	20	23	2	20	23
Atlanta	2	27	27	—	—	—	2	27	27
Las Vegas	2	189	207	—	—	—	2	189	207
Phoenix / Scottsdale	2	118	130	2	13	13	4	131	143
Other	1	51	52	—	—	—	1	51	52

Total	9	$595	$697	4	$33	$36	13	$628	$733

The table below presents a rollforward of the balance of Potential Problem Loans for the three months ended September 30, 2008:

	Three Months Ended
	September 30, 2008
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Balance at June 30, 2008	13	$554	$707
Additions	8	347	378
Subtractions:
Became a Nonperforming Asset	(3)	(188)	(198)
Became a TDR	(1)	(22)	(22)
Paid off	(1)	(21)	(21)
Status improved	(3)	(66)	(97)
Balance changes	NA	24	(14)

Balance at September 30, 2008	13	$628	$733

Allowance for Credit Losses
The Allowance for Credit Losses (the “Allowance”) is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments.
As of September 30, 2008, the Allowance for Credit Losses totaled $208 million, an increase of $139 million compared to September 30, 2007. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$153,339	$53,283	$76,992	$50,793
Provision for credit losses	182,200	15,000	277,500	32,500
Charge-offs:
Commercial real estate:
Condominium:
Construction	(123,462)	—	(126,897)	—
Conversion	(3,253)	—	(3,409)	(15,476)
Inventory	—	—	—	—

Total condominium	(126,715)	—	(130,306)	(15,476)
Other commercial real estate	(958)	—	(16,491)	—
Commercial	(274)	—	(274)	—
Residential real estate and other	(79)	(60)	(133)	(83)

Total Charge-Offs	(128,026)	(60)	(147,204)	(15,559)

Recoveries:
Commercial real estate	—	—	5	—
Commercial	—	—	—	2
Residential real estate and other	217	127	437	614

Total Recoveries	217	127	442	616

Balance at September 30	$207,730	$68,350	$207,730	$68,350

During the nine months ended September 30, 2008, Corus recorded a provision of credit losses of $278 million. Even after charge-offs of nearly $150 million, Corus’ Allowance nearly tripled since the beginning of the year. Furthermore, the increase in the Allowance, combined with total commitments declining during that period by over $1 billion, resulted in an increase in our ratio of the Allowance to total commitments from 1% to 3.1%.

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	September 30	December 31	September 30
(in thousands)	2008	2007	2007
Allowance for Loan Losses:
Specific reserve	$52,786	$13,071	$14,966
General reserve	118,669	54,072	43,259
Unallocated	19,825	3,849	4,625

Total Allowance for Loan Losses	191,280	70,992	62,850
Liability for Credit Commitment Losses (1)	16,450	6,000	5,500

Total	$207,730	$76,992	$68,350

(1)	Included as a component of other liabilities.
(A)	Specific Reserves

As of September 30, 2008, Corus’ Allowance for Loan Losses included specific reserves of $52.8 million. The specific reserve amount is determined by comparing the sum of Corus’ total loan commitment for impaired loans plus an estimate of any additional funds needed to complete the projects (if applicable, and to the extent the additional funds are expected to be paid by Corus) to an estimate of the current fair value of the collateral (net of estimated cost to sell). To the extent a deficiency exists, Corus either specifically reserves for the amount or, in some cases, charges it off. Specific reserves are provided for when losses are probable, whereas charge-offs occur when the loss is subsequently confirmed.

Collateral values are initially based on an outside independent appraiser’s valuation determined at the inception of the loan. After inception, Corus generally arrives at an estimate of the fair value of the underlying collateral using the lower of appraised value or internally developed estimates.

(B)	General Reserves

The general reserve as of September 30, 2008 totaled $118.7 million, an increase from both the end of 2007 and from one year earlier. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets, as reflected in the increased level of charge-offs and the increase in nonaccrual loans. Nonaccrual loans increased dramatically during 2008 to $855 million at September 30, 2008, more than three times the balance at December 2007.

Another factor considered in setting the general reserve is the recent changes in condominium values. In the current environment, it has become more to difficult to predict condominium absorption rates and pricing and thus aggregate values of condominium buildings. This increase in “valuation risk” is reflected in higher general reserve loss factors.

(C)	Unallocated Reserves

Finally, the Allowance for Loan Losses includes an “unallocated” portion. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans. As of September 30, 2008, the unallocated reserve reflected, among other things, the impact of the fact that the U.S. economy is experiencing difficulties that, by some accounts, have not been seen since the 1930s. What started out as failing mortgages from overextended homeowners has grown to a severe disruption in investment markets and an overall instability in the U.S. economy. Real estate valuations have become extremely challenging. Credit markets remain tight further hampering the economy and preventing markets from working efficiently, and interest rate policy, both at home and abroad, is unclear.

In addition, when considering the appropriateness of the unallocated portion of the reserve, the Bank gave consideration to the substantial concentrations in its loan portfolio. The Bank’s loan portfolio is:
1)	comprised almost entirely of commercial real estate loans;

2)	made up of very large and relatively few loans;

3)	primarily secured by condominium projects that tend to be geographically concentrated.
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses.
Allocation of the Allowance for Loan Losses was as follows:

	September 30	December 31	September 30
(in thousands)	2008	2007	2007
Commercial real estate:
Condominium:
Construction	$144,406	$40,892	$29,860
Conversion	8,103	20,332	23,215
Inventory	646	1,032	1,448
Other commercial real estate:
Office	3,793	1,033	1,066
Rental apartment and other	13,072	1,342	1,325
Commercial	1,295	2,337	1,117
Residential real estate and other	140	175	193
Unallocated	19,825	3,849	4,626

Total	$191,280	$70,992	$62,850

The increased allocation to rental apartment and other is consistent with the reclassification of several condominium construction and conversion loans to rental apartments reflecting the change in the underlying projects.

Commercial Real Estate Loan Charge-off History

	Charge-offs
	Condominium	Condominium	Other
Period	Construction	Conversion	CRE	Total
(in thousands)
2008 (YTD September 30, 2008)	$126,897	$3,409	$16,491	$146,797
2007	7,490	32,958	0	40,448
2006	0	0	1,512	1,512
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
2002	0	0	0	0
2001	0	0	0	0
2000	0	0	0	0
1999	0	0	61	61

Total Charge-offs	$134,387	$36,367	$18,064	$188,818

Economic conditions have deteriorated significantly over the past few years, especially in the U.S. residential real estate markets, resulting in significant charge-offs in Corus’ commercial real estate portfolio. While we don’t take charge-offs of this magnitude lightly, we continue to believe that the measure of any company’s success must be made over an entire business cycle, and not by looking at just good or bad years in isolation from one another. While we are now experiencing problem loans and charge-offs, which are likely to continue through 2009, we believe any measure of our overall success in the commercial real estate loan business must also take into account our results of the past decade.

BANK INVESTMENT PORTFOLIO
The Bank’s investment portfolio, which Corus often refers to as the Bank’s “liquidity management assets”, includes time deposits with banks, U.S. Government agency securities, and federal funds sold. At September 30, 2008, the liquidity management assets stood at $3.9 billion versus $4.7 billion as of September 30, 2007. This decline is primarily the result of lower deposit balances (a reflection of management’s goal to better align deposit balances with funding requirements) and higher loan balances. The Bank’s liquidity management assets as of September 30, 2008 included $2.6 billion of time deposits with other financial institutions, $1.0 billion of agency securities and $0.3 billion of overnight Federal Funds Sold.
The Bank’s portfolio of time deposits consists of institutional negotiable certificates of deposit (“CD”) issued by other, domestic financial institutions. These CDs are not protected by Federal Deposit Insurance Corporation insurance. As of September 30, 2008, the CD portfolio was diversified among 19 different financial organizations, each of which the Company believes to be well-capitalized (with an aggregate of $200 million issued by banks with less than $50 billion of assets). Furthermore, the Bank attempts to minimize its credit risk by keeping abreast of the market, avoiding issuers with excessive “headline risks” or other perceived weaknesses, and/or purchasing CDs with shorter maturities.
Although the CDs are negotiable, and could therefore be sold prior to maturity, the Bank anticipates that it would hold most of the CDs until maturity. The Bank buys predominantly short-term CDs and staggers the maturities of the CDs within its desired maturity range: $1.8 billion of the CDs mature in the fourth quarter of 2008, $0.3 billion mature during the first quarter of 2009, $0.4 billion of the CDs mature in the second quarter of 2009, and the remaining $0.1 billion of CDs mature in the third quarter of 2009.
The portfolio of agency securities consists of short-term (one year or less), senior unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations, which were chartered by Congress to facilitate home ownership, are most commonly referred to as government-sponsored enterprises (“GSE”). While Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively), the FHLB is not publicly traded (instead owned by its member financial institutions, over 8,000 financial institutions from all 50 states).
In September 2008, Fannie Mae and Freddie Mac were taken into conservatorship by the federal government and are now being managed, in part, by their regulator, the Federal Housing Finance Agency. While the federal government has not explicitly guaranteed the repayment of the senior debt of either entity, the actions that led to the conservatorship include several support initiatives that, in the Bank’s opinion, improve the likelihood that these debts will be repaid in full and in accordance with their terms and conditions. Likewise the FHLB debt does not carry any explicit government guarantee (debt issued by the FHLB are joint and several obligations of all 12 banks of the FHLB). The Bank does not own any GSE preferred shares.

As of September 30, 2008, Corus had investments in GSE-issued debt totaling approximately $1.0 billion: $248 million issued by Fannie Mae, $324 million by Freddie Mac and $427 million by the FHLB. Approximately 40% of these securities mature during the fourth quarter of 2008, with the remaining securities maturing prior to June 30, 2009. The market for these securities is very liquid and the securities could be sold to meet the liquidity needs of the Bank.
DEPOSITS
The following table details the composition of Corus’ deposits by product type:

	September 30		December 31		September 30
(in millions)	2008		2007		2007
Retail certificates of deposit	$5,029	68%	$5,319	70%	$5,541	71%
Money market	1,680	23	1,465	19	1,439	18
Demand	244	3	254	3	280	4
NOW	187	2	254	3	246	3
Brokered certificates of deposit	124	2	205	3	213	3
Savings	115	2	123	2	127	1

Total	$7,379	100%	$7,620	100%	$7,846	100%

Total deposits are $7.4 billion as of September 30, 2008, down just 3% since the beginning of the year. In spite of the recent disruptions in the financial sector, Corus’ deposits have stayed relatively constant. In fact during the month of September we opened more than 7,000 new accounts totaling over $387 million at an average balance of $55,000, an extremely strong and encouraging result given the volatility in the markets.
We anticipate that the strength of our deposit base will be further bolstered by the recent increase in deposit insurance approved by the Federal Deposit Insurance Corporation (the “FDIC”). Effective October 3, 2008, the FDIC increased the level at which they insure deposits, in general, from $100,000 per account to $250,000 per account. While the increase in insurance is officially scheduled to expire December 31, 2009, many believe that the increase will ultimately be made permanent. While the majority of Corus’ deposits were fully insured under the old limits, nearly all of Corus’ external deposits, in excess of 97%, are fully insured based on the new limits.
The FDIC also approved a new plan for rebuilding the deposit insurance fund that could more than double the banking industry’s average premiums beginning in 2009. The plan could be formally adopted during the fourth quarter of 2008.
At September 30, 2008, approximately 54% of the Bank’s $7.3 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of more than 175,000 accounts.

SUBORDINATED DEBENTURES RELATING TO TRUST PREFERRED SECURITIES
As of September 30, 2008, Corus had $404.6 million in Subordinated Debentures relating to Trust Preferred Securities (the “Debentures”). The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company. Approximately half of the proceeds from the debentures, net of the Company’s investment in the Trusts, were then infused into the Bank as additional equity.
In addition, while the Trusts are not consolidated with the Company for financial statement purposes, banking regulations allow for bank holding companies to include (up to certain limits) the amount of Trust Preferred Securities, issued by subsidiary trusts, in their regulatory capital calculations. As of September 30, 2008, Corus included $201 million of Trust Preferred Securities in its “Tier 1 Capital”, and $192 million of Trust Preferred Securities in “Tier 2 Capital.” (See the “Liquidity and Capital Resources” below for further information.)
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
All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest payments on the Debentures will be in the future. However, based on September 30, 2008, market interest rates, the interest payments would be approximately $26 million per annum.
As a result of Corus’ decreased earnings and the increase in nonperforming assets, together with the turmoil in the credit markets, management does not believe Corus could issue additional Trust Preferred Securities at this time. Further, there is no assurance that this historical source will be available to Corus again in the future.

OTHER BORROWINGS
On September 17, 2008, Corus terminated the Company’s loan agreement with LaSalle Bank, N.A. (“LaSalle”), a subsidiary of Bank of America Corporation. The loan agreement, which was originally dated June 26, 2001 and last amended March 31, 2008, provided Corus with a $50 million revolving line of credit. As of June 30, 2008, the line of credit had a $32.5 million balance, which was paid in full prior to the cancellation.
The loan agreement was cancelled at Corus’ request. Although the loan agreement allowed for Corus to use the line of credit for any general corporate purpose, it had historically been used to fund loan participations entered into by the holding company with its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). Loan participations between the holding company and the Bank have declined significantly over the past year, and management anticipates that the holding company would enter into few, if any, new loan participations with the Bank.
LIQUIDITY AND CAPITAL RESOURCES
U.S. Treasury Department Troubled Asset Relief Program Capital Purchase Program
The U.S. Treasury Department has made funds available to certain banks under its Troubled Asset Relief Program Capital Purchase Program (the “CPP Program”). While management has had preliminary conversations with the banking regulators concerning the CPP Program, at this point it is not certain whether or not Corus would apply for participation. We are continuing to review the matter.
Sources and Uses
Bank Holding Company
Sources At September 30, 2008, the holding company had cash of $113 million ($51.1 million of which is earmarked for capital contribution to the Bank — see Uses below). By comparison, the holding company had cash and marketable equity securities of $167 million and $171 million, respectively, for a total of $338 million one year earlier. During the first half of 2008, Corus sold its entire portfolio of common stocks in financial industry companies, the proceeds from which are held in cash. All holding company cash balances are held on deposit with the Bank.
The holding company has relied on a combination of earnings at the Bank and the issuance of Trust Preferred Securities as sources of liquidity in the past. It’s unlikely, however, that either source will be available over the near term horizon. Ongoing troubles in the credit market continue to negatively impact the Bank’s loan portfolio and earnings power. As a result, Bank dividends may be a limited source of liquidity for the holding company. With respect to Trust Preferred Securities, management does not believe that Corus could issue Trust Preferred Securities at this time. Furthermore, there is no assurance that this historical source will be available to Corus again in the future.
The current source of additional liquidity available to the holding company is primarily interest earned on its cash held on deposit at the Bank.

Uses The Company’s Board of Directors passed a resolution in April 2008 stating that the holding company would infuse capital into the Bank in amounts equal to any net after-tax loss incurred by the Bank. In accordance with this resolution, through September 2008 the holding company infused $85.9 million into the Bank. In October 2008, the holding company infused an additional $51.1 million into the Bank representing the remainder of the September 2008 year-to-date loss of $137.0 million at the Bank.
Excluding Bank capital contributions, the holding company’s primary use of cash is the payment of interest relating to the Trust Preferred Securities. As mentioned above, based on September 30, 2008 market interest rates, the interest payments would be approximately $26 million per annum. Additional uses include the payment of operating expenses and funding loan participations entered into with the Bank.
Historically, the holding company has purchased a participation in various loans originated by the Bank. The holding company generally entered into these loan participations with the Bank so that the Company could hold loans in excess of the Bank’s legal lending limit. As of September 30, 2008, the holding company’s total commitments were $43 million, of which $18 million was funded, leaving $25 million unfunded.
Corus Bank, N.A.
Sources At September 30, 2008, the Bank’s liquid assets totaled $3.9 billion, or 46% of its total assets versus $4.9 billion, or 54% of total assets at September 30, 2007. The Bank’s primary sources of cash include: loan paydowns/payoffs, investment securities that matured or were sold, and cash infusions from the holding company.
Uses The Bank’s historic principal uses of cash include loan fundings (both new loans as well as drawdowns of unfunded loan commitments), depositor withdrawals and, to the extent applicable, dividends to the holding company (see section below entitled “Dividend Restrictions” for a further discussion). At September 30, 2008, the Bank had unfunded commercial real estate loan commitments of $2.2 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 24 months, although such fundings could occur more rapidly.
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

Regulatory Capital Ratios
Below is a table of the minimum ratios required under each of the measures to be classified “well capitalized” for regulatory purposes, Corus’ and the Bank’s actual regulatory capital and ratios and, importantly, the amount by which Corus and the Bank were in excess of those numerical thresholds as of September 30, 2008.

	Regulatory Requirement				Capital
	to be classified as				in Excess of
	“Well-Capitalized”		Actual Period-End Capital		Regulatory
	(Requirement is % based)		Ratios & Amounts		Requirement
(in thousands)	As a %	Amount	As a %	Amount	Amount
Corus Bankshares, Inc.
Tier 1 Leverage (1)	n/a	n/a	n/a	n/a	n/a
Tier 1 Risk-Based (2)	6.0%	$386,663	12.5%	$803,572	$416,909
Total Risk-Based (3)	10.0%	$644,438	16.7%	$1,077,415	$432,977

Corus Bank, N.A.
Tier 1 Leverage (1)	5.0%	$432,721	10.3%	$889,456	$456,735
Tier 1 Risk-Based (2)	6.0%	$386,140	13.8%	$889,456	$503,316
Total Risk-Based (3)	10.0%	$643,567	15.1%	$971,248	$327,681

n/a - Not applicable

(1)	Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities. Tier 1 Leverage is not applicable to the holding company under bank holding company regulations.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)	Total risk-based capital (equal to Tier 1 capital plus trust preferred securities that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and SFAS 115 gain); computed as a ratio to risk-adjusted assets.
Banking regulations limit the amount of loan loss reserves that may be included in Tier 2 capital to 1.25% of risk-weighted assets. Based on these limitations, $107.7 million and $125.6 million of loan loss reserves (the Allowance for Loan Losses and the Liability for Credit Commitments) were “disallowed” from the regulatory calculations of Tier 2 capital for Corus Bank, N.A. and Corus Bankshares, Inc., respectively.
Banking regulations require that Corus and the Bank maintain appropriate levels of capital relative to their operations, including maintaining certain capital ratios. The highest rating available under those regulations is referred to as “well-capitalized.” As of September 30, 2008, Corus and the Bank had capital levels that gave rise to capital ratios in excess of the numerical thresholds to be considered “well-capitalized”. Failure to maintain appropriate levels of capital could severely limit Corus’ and/or the Bank’s ability to pay dividends, Corus’ ability to repurchase shares, or could increase the Bank’s Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, among other potential consequences.
To be “well-capitalized” under the Prompt Corrective Action (“PCA”) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution must meet each of three separate capital adequacy requirements: Total risk-based capital ratio of 10% or more, Tier 1 risk-based capital ratio of 6% or more, and Tier 1 leverage ratio of 5% or more (with the last measure not applicable to the holding company under bank holding company regulations). As of September 30, 2008, the Bank exceeded the numerical level of capital required by all three measures by no less than $328 million. As of September 30, 2008, Corus’ capital ratios were in excess of the measures in the Bank Holding Company Act by a minimum of $417 million (see table above for more information).

The Bank’s capital category is determined solely for the purpose of applying PCA, and that capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects. The PCA provisions though give banking regulators the legal authority to reduce the capital classification of a bank below what the numerical capital ratios would otherwise indicate. Regulators may require that the Bank retain capital greater than the amount prescribed by the numerical thresholds under PCA. Such additional requirements could have various implications, including potentially limiting the amount of dividends the Bank could pay to the holding company. Further, in addition to the numerical capital ratios outlined above, to be deemed well-capitalized under the PCA provisions, a bank cannot be subject to any order, a written agreement, a capital directive or a PCA directive which includes a capital maintenance provision.
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
As of September 30, 2008, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.7 billion, which represented 384% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves (please see table above for further information). Also as of September 30, 2008, the Bank had commercial real estate loan balances outstanding totaling $4.3 billion, which represented 442% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of September 30, 2008.

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
Dividend Restrictions
The payment of dividends by the Bank to the holding company is subject to various federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years (unless the dividend is approved by the OCC). Based on these constraints, the Bank was not in position to distribute any amount to the holding company at September 30, 2008.

SHARE REPURCHASE PROGRAM
The Company has in place a Share Repurchase Program (the “Program”) that was approved by the Board in October 2007. As of September 30, 2008, the remaining shares authorized for repurchase under the Program were 3,400,700. There were 1,307,400 share repurchases during the second quarter of 2008 at an average price of $5.49 per share. There were no share repurchases during the third quarter of 2008.

RESULTS OF OPERATIONS
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income, which is the difference between income on earning assets (interest, points and fees, and dividends) and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.
For the three and nine months ended September 30, 2008, Corus reported net interest income of $28.0 million and $100.4 million, respectively, and a NIM of 1.31% and 1.54%, respectively. These results represent declines from the three and nine months ended September 30, 2007, when Corus reported net interest income of $72.7 million and $225.1 million, respectively, and a NIM of 3.17% and 3.18%, respectively.
The decline in both net interest income and the NIM can be attributed to three primary factors. First, the rates paid on deposits have not fallen to the same extent as the rates earned on loans and investments. The vast majority of Corus’ loans are floating rate, priced off of 3-month LIBOR and resetting quarterly. While 3-month LIBOR has on average declined significantly during 2008 compared to 2007, thereby decreasing interest income, competitive pressures in the market for deposits have kept rates paid on deposits from falling to the same degree. This puts downward pressure on the NIM. A related factor to consider is the fact that interest-earning assets will, in the aggregate, reprice more rapidly than interest-bearing liabilities. As a result, during periods of falling rates, this lag in deposit repricing will create a “flywheel” type effect on net interest income. This effect generally will continue for several quarters following a stabilization in rates. Conversely, in a period of rapidly rising rates, this “flywheel” effect would, all else being equal, result in an increase in net interest income.
Second, the level of nonaccrual loans has increased dramatically year-over-year. Average nonaccrual loans for the three and nine months ended September 30, 2008 grew to $1.1 billion and $747 million, respectively, compared to $212 million and $186 million, respectively, for the comparable periods of 2007. While under certain circumstances, Corus does recognize some income on nonaccrual loans, in general this pool of earning assets earns essentially zero income which has a dramatic downward impact on the NIM.
Finally, points and fee income recognized declined from $19.0 million and $62.9 million during the three and nine months ended September 30, 2007, respectively, to $14.2 million and $42.8 million during the same respective 2008 periods.
See Part 1, Item 3 for additional discussion regarding the impact of changes in market interest rates on Corus’ net interest income.

Average Balance Sheets and Net Interest Margin

	Three Months Ended September 30
	2008			2007
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$3,976,236	$28,408	2.84%	$5,050,126	$66,176	5.24%
Equity securities (2)	—	—	N/A	179,187	2,369	5.29%
Loans, net of unearned income	3,493,002	77,291	8.80%	3,816,691	108,783	11.40%
Nonaccrual loans	1,057,256	—	0.00%	211,809	2,289	4.32%

Total earning assets	8,526,494	105,699	4.93%	9,257,813	179,617	7.76%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	91,610			74,934
Allowance for loan losses	(139,269)			(47,970)
Other real estate owned	46,248			40,387
Premises and equipment, net	33,459			26,862
Other assets	121,062			71,020

Total Assets	$8,679,604			$9,423,046

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$4,976,844	$53,950	4.31%	$5,603,361	$74,701	5.33%
Money market deposits	1,774,217	16,205	3.63%	1,553,352	17,601	4.53%
NOW deposits	210,229	867	1.64%	255,637	1,463	2.29%
Brokered certificates of deposit	138,489	996	2.86%	222,634	3,313	5.95%
Savings deposits	118,967	149	0.50%	127,884	160	0.50%

Total interest-bearing deposits	7,218,746	72,167	3.98%	7,762,868	97,238	5.01%
Subordinated debentures relating to Trust Preferred Securities	404,647	5,305	5.22%	404,647	7,987	7.90%
Other borrowings (3)	22,338	236	4.20%	52,927	1,003	7.58%

Total interest-bearing liabilities	7,645,731	77,708	4.04%	8,220,442	106,228	5.17%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	251,683			285,874
Other liabilities	51,147			85,034
Shareholders’ equity	731,043			831,696

Total Liabilities and Shareholders’ Equity	$8,679,604			$9,423,046

Earning assets	$8,526,494	$105,699	4.93%	$9,257,813	$179,617	7.76%
Interest-bearing liabilities	$7,645,731	77,708	4.04%	$8,220,442	106,228	5.17%

Net interest spread		$27,991	0.89%		$73,389	2.59%

Net interest margin			1.31%			3.17%

NA - Not applicable

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)	Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities and federal funds sold.

(2)	Dividends on the equity securities portfolio include a tax equivalent adjustment of $648,000 for 2007.

(3)	Other borrowings may include federal funds purchased.

Average Balance Sheets and Net Interest Margin

	Nine Months Ended September 30
	2008			2007
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$4,157,846	$101,253	3.25%	$5,326,360	$208,262	5.21%
Equity securities (2)	42,086	1,817	5.77%	197,188	6,935	4.69%
Loans, net of unearned income	3,819,082	258,187	9.03%	3,810,038	334,123	11.69%
Nonaccrual loans	747,365	502	0.09%	185,667	4,859	3.49%

Total earning assets	8,766,379	361,759	5.51%	9,519,253	554,179	7.76%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	94,771			77,893
Allowance for loan losses	(99,662)			(46,304)
Other real estate owned	40,640			19,410
Premises and equipment, net	30,666			27,109
Other assets	109,144			65,746

Total Assets	$8,941,938			$9,663,107

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,225,896	$184,759	4.72%	$5,728,928	$227,734	5.30%
Money market deposits	1,674,115	48,511	3.87%	1,637,778	57,353	4.67%
NOW deposits	237,721	3,571	2.01%	269,307	4,791	2.37%
Brokered certificates of deposit	165,417	4,482	3.62%	244,814	10,700	5.83%
Savings deposits	120,669	450	0.50%	127,600	473	0.49%

Total interest-bearing deposits	7,423,818	241,773	4.35%	8,008,427	301,051	5.01%
Subordinated debentures relating to Trust Preferred Securities	404,647	17,596	5.81%	391,279	22,873	7.79%
Other borrowings (3)	37,571	1,485	5.28%	58,437	3,204	7.31%

Total interest-bearing liabilities	7,866,036	260,854	4.43%	8,458,143	327,128	5.16%
Noninterest-bearing liabilities and shareholders’ equity	:
Noninterest-bearing deposits	249,683			279,109
Other liabilities	58,585			79,927
Shareholders’ equity	767,634			845,928

Total Liabilities and Shareholders’ Equity	$8,941,938			$9,663,107

Earning assets	$8,766,379	$361,759	5.51%	$9,519,253	$554,179	7.76%
Interest-bearing liabilities	$7,866,036	260,854	4.43%	$8,458,143	327,128	5.16%

Net interest spread		$100,905	1.08%		$227,051	2.60%

Net interest margin			1.54%			3.18%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)	Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities and federal funds sold.

(2)	Dividends on the equity securities portfolio include a tax equivalent adjustment of $498,000 and $1.9 million for 2008 and 2007, respectively.

(3)	Other borrowings may include federal funds purchased.

NONINTEREST INCOME
For the three months ended September 30, 2008, noninterest income decreased by $11.2 million compared to the three months ended September 30, 2007, while for the nine months ended September 30, 2008, noninterest income increased by $16.5 million compared to the same period in 2007. The fluctuations from period to period were primarily the result of securities gains and losses. Excluding securities gains and losses, noninterest income decreased by $0.2 million and $0.8 million for each of the respective periods, as shown below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2008	2007	2008	2007
Securities gains/(losses), net	$(21)	$10,983	$26,087	$8,755
Service charges on deposit accounts	2,269	2,455	6,977	7,656
Other income	937	947	2,748	2,890

Total Noninterest Income	$3,185	$14,385	$35,812	$19,301

Noninterest Income, Excluding Securities gains/(losses), net	$3,206	$3,402	$9,725	$10,546

NONINTEREST EXPENSE
For the three months ended September 30, 2008, noninterest expense was essentially flat compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, noninterest expense decreased by $4.6 million, or 9%, as compared to the nine months ended September 30, 2007. Various factors contributed to the year over year fluctuations.
During the three and nine months ended September 30, 2008, Corus recorded negative compensation expense of $1.1 million and $10.2 million, respectively, to reflect probable loss sharing by various loan officers under the Company’s Commission Program for Commercial Loan Officers (the “Holdback CLO Program”). Under the terms of the Holdback CLO Program (applicable to loans originated prior to November 1, 2006), a portion of commercial loan officers’ commissions is withheld by the Company (referred to as either “held back” commissions or “holdbacks”). In the event Corus experiences a loan loss, Corus can recover a portion of that loss through cancellation of the holdbacks. Officers share in losses at the same rate at which the commissions were originally earned and recorded. For purposes of determining the officers’ loss sharing adjustments, management considers any charge-off or specific reserve included in the Allowance for Loan Losses as a probable loss to be shared by the officers.
It is very difficult to predict what impact, if any, there will be on future compensation expense as a result of the loss sharing attributes of the Holdback CLO Program. With that said, while there may be further negative compensation expenses in future quarters, it is also possible-as a result of the manner in which the Holdback CLO Program operates and the mark-to-market type attributes associated with the accounting for certain compensation elements under this program-that future periods could experience “additional compensation expense” (that is, reversals of negative compensation expense recorded in prior periods). As of September 30, 2008, remaining holdbacks (net of any loss sharing deductions previously applied) totaled $8.1 million.

In addition to the negative compensation recorded related to the loss sharing adjustments, the commercial loan officer commission accrual for the three and nine months ended September 30, 2008 declined by $2.4 million and $4.3 million, respectively, from 2007 levels. One factor driving the decrease was the cancellation of the “New CLO Program” which applied to all loans originated November 1, 2006 and later. The New CLO Program was cancelled effective November 1, 2007, thereby eliminating any payments due in 2008.
Partially offsetting the decrease in employee compensation and benefits were increases in net Other Real Estate Owned (“OREO”) costs. The OREO increase resulted primarily from costs associated with problem loans where the Company ultimately foreclosed on the loan or expenses incurred in association with pending foreclosure (“protective advances”). The Company acquired one new property during the third quarter of 2008 and incurred protective advance expenses on certain pending foreclosures. While there are various expenses associated with maintaining these properties, real estate taxes and insurance have thus far comprised the majority of the operating costs. The expense also includes writedowns to fair value. Income from the OREO projects of $0.2 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, partially offset these expenses. The income relates to a combination of rental income earned from the property owned in Naples, Florida (sold in May) and gains from the sale of individual condominium units at the San Diego, California property. (See the “OREO” section for additional details.)
Further offsetting the decline in employee compensation and benefits during the three and nine months ended September 30, 2008, was an increase in deposit insurance of $0.7 million and $3.3 million, respectively, as compared to the same periods in 2007. The increase was primarily the result of deposit reform legislation in 2007. The FDIC allowed financial institutions a one-time credit to be used against the insurance increase, which Corus exhausted in the third quarter of 2007.
Additionally, during the three and nine months ended September 30, 2008, net occupancy expense increased by $0.5 million and $0.9 million, respectively, as compared to the same periods in 2007. The majority of the increase was a result of rental and operating expenses related to the Company’s new operations center. The Company entered into a long-term operating lease agreement for a building to house Corus’ operations center in late 2007. Specifically, net occupancy expenses related to the operations center totaled $0.4 million and $0.6 million for the three and nine months ended September 30, 2008.
Finally, other expenses increased period over period primarily due to legal expenses associated with various legal matters and/or reviews, including pending lawsuits and foreclosure proceedings.

INCOME TAX EXPENSE
Corus’ effective tax rate for the third quarter of 2008 was 24.2% as compared to 34.5% for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, Corus’ effective tax rate was 26.2% and 34.6%, respectively.
During the third quarter of 2008, Corus recorded a net deferred tax asset (“DTA”) valuation allowance of approximately $20.9 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to reduce the carrying amounts of deferred tax assets, if based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
As of September 30, 2008, the net DTA, after the impact of the valuation allowance, totaled approximately $70 million. While the Company anticipates recording an additional valuation adjustment in the fourth quarter, subsequent quarter charges are more difficult to predict given the uncertainty of future years’ income.

CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are fundamental to understanding the results of operations and financial condition, because some accounting policies require that management use estimates and assumptions that may affect the value of the assets or liabilities and financial results. Management considers three of these policies to be particularly critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts could be reported under different conditions or using different assumptions.
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
The Allowance for Loan Losses is based upon quarterly analyses. Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, defined by GAAP as loans where “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” Management primarily uses the loan rating system documented by the Office of the Comptroller of the Currency (the “OCC”) to select loans for impairment assessment. Loans determined to be impaired are segregated from the remainder of the portfolio and are subjected to a specific review in an effort to determine whether or not a specific reserve is necessary and, if so, the appropriate amount of that reserve.
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
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets. An active market is one in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever possible;
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable or can be corroborated by data in the market;
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques primarily include the use of discounted cash flow models.
In accordance with SFAS 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves. All of our recurring financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value (impaired loans). In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement.
At September 30, 2008, approximately 12% of total assets, or $1.0 billion, consisted of financial assets recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. At September 30, 2008, approximately 9% of total assets, or $702 million (net of costs to sell of $24 million), were recorded at fair value on a nonrecurring basis, all of which were impaired loans measured using appraisals or internally-developed models, both having significant unobservable inputs, or Level 3 measurements.
See Note 11 to the Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial assets and liabilities and the related measurement techniques.

Deferred Tax Asset Valuation Allowance
It is common for companies to record expenses and accruals before the related payments are actually made. In the U.S., many deductions for tax return purposes cannot be taken until the expenses are paid. Similarly, some tax credits and net operating losses cannot be used until future periods when sufficient taxable income is generated. In these circumstances, under GAAP, companies accrue for the tax benefit expected to be received in future years if, in the judgment of management, it is “more likely than not” that the company will receive the tax benefits. These benefits (deferred tax assets) are often offset, in whole or in part, by the effects of deferred tax liabilities which relate primarily to income reported under GAAP prior to becoming taxable under existing tax laws and regulations.
The Company has a significant amount of deferred tax assets which relate to expected future tax deductions arising from the allowance for credit losses. For more details, see Note 3 and Note 10 to the accompanying consolidated financial statements.
Since there is no absolute assurance that these assets will be ultimately realized, management reviews the Company’s net deferred tax position to determine if it is more likely than not that the assets will be realized. Reviews include, among other things, the nature and amount of historical and projected future taxable income. Management also considers tax-planning strategies it can use to increase the likelihood that the tax assets will be realized. If after conducting the review, management determines that the realization of the tax asset does not meet the “more-likely-than-not” criteria, an offsetting valuation allowance is recorded thereby reducing net earnings and the deferred tax asset in that period. For these reasons and since changes in estimates can materially affect net earnings, management believes the accounting estimate related to deferred tax asset valuation allowances is a “critical accounting estimate.”
Among other things, should tax statutes, the timing of deductibility of expenses or expectations for future performance change, the Company could decide to adjust its valuation allowances, which would increase or decrease tax expense, possibly materially.

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•	Management’s expectation regarding whether or not Corus will be able to secure funds under the U.S. Treasury Department’s Troubled Asset Relief Program Capital Purchase Program;

•	The risk that the current crisis in the U.S. residential housing and mortgage market does not improve, or (worse yet) deepens further and/or extends into 2009 or beyond before there is a meaningful recovery. The severe distress in the housing market is having numerous adverse effects on Corus, including decreased loan originations, decreased earnings, and deteriorating credit quality trends (as reflected in nonaccrual loans, charge-offs and loan loss provisions), among other issues. Additional risks associated with the housing crisis relate to potentially weak sales of condominium units and/or cancellations of condominium “presale” contracts, and the adverse impact these events could have on loan paydowns and collateral valuations;

•	The risk that borrowers will not be able to complete the construction of projects in a timely fashion and/or within budget and, along interrelated lines, the risk that guarantors will not be able to honor their guarantees in a material fashion, including their completion guarantees (related to halted projects, cost overruns on projects, etc.);

•	The risk that interest rates could increase, perhaps materially (a more acute risk with interest rates at such historically low levels), and the negative impact such a shift could have on housing demand and/or values and on our borrowers’ ability to support the higher interest rate “carry costs” on loans (the vast majority of our loans are floating rate);

•	The ability and willingness of borrowers or third-party mezzanine lenders to support underperforming projects and/or Corus’ loans secured by those projects;

•	The risk that management’s estimate of the adequacy of the allowance for credit losses could be incorrect;

•	The risk that management’s estimate of fair value is incorrect as a result of minimal activity in the market in which the asset is bought and sold;

•	The risk that Corus will not effectively manage Other Real Estate Owned properties such that current valuations will not be realized;

•	Risks resulting from Corus’ numerous areas of concentration, including those relative to its lending business. Corus’ loan portfolio is concentrated in numerous respects, among them, commercial real estate loans which tend to be very large and with a primary focus on financing residential condominium construction projects (with the projects themselves being relatively geographically concentrated);

•	The risk that Corus is unable to attract and retain deposits at pricing that is cost-effective;

•	The risk that deposit insurance costs could increase as a result of the FDIC’s need to fortify the insurance fund;

•	The risk that deposit customers withdraw funds in spite of the increased insurance levels;

•	The risk that the currently unusually wide market spreads on Corus’ deposits decline less than and/or later than the market spreads on Corus’ loans and investments;

•	The difficulty of projecting future loan commitments and balances as a result of the complex interplay of construction loan funding and loan payoffs/paydowns;

•	The risk that Corus’ loan portfolio will not generate the liquidity needed to fund outstanding construction commitments;

•	The risk that management’s estimates of future taxable income or loss could change such that estimates of deferred tax asset valuation allowances could increase or decrease materially;

•	The occurrence of one or more catastrophic events that may directly or indirectly affect properties securing Corus’ loans, including, but not limited to, earthquakes, hurricanes, and acts of terrorism;

•	The risk that the resolution passed by the holding company’s Board of Directors to infuse capital into the Bank could pose a strain on the holding company’s cash flow, liquidity and/or capital positions in the future;

•	The risk that the issuers of some of the Bank’s investments, including its holdings of the short-term debt issued by several Government Sponsored Enterprises and certificates of deposit issued by various U.S. banks, could experience credit problems, and the negative financial implications this could have on Corus’ results;

•	The risk that regulatory agencies that have authority over the Company or its subsidiaries may impose restrictions on the Company or its subsidiaries;

•	Corus’ ability to attract and retain experienced and qualified personnel; and

•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.
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
In order to gauge Corus’ sensitivity to changes in interest rates, management calculated the potential impact that changes in interest rates could have on Corus’ net interest income over the next calendar year. Corus then compared the projected net interest income under a “Stable” rate scenario (i.e., a scenario in which interest rates do not change) to a variety of hypothetical scenarios (scenarios that are expected to reasonably reflect possible near-term changes in interest rates). The specific scenarios outlined in the table below reflect interest rates rising and falling by 100 bp and 200 bp in a gradual, linear fashion (“ramps”) over the course of twelve months. Further, management assumes that these changes in interest rates both occur uniformly across the entire yield curve, and are consistent for treasury yields and LIBOR. It is important to note that Corus’ actual results may, and most likely will, differ from simulated results due to various factors (including timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, and changes in balance sheet composition, among other factors).
General Description of Interest Rate Sensitivity
Corus considers the potential impact of changes in absolute levels of interest rates on its net interest income over both long-term horizons and short-term (commonly measured over the next twelve months) horizons.
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
As discussed above, the accrual of interest income is discontinued on any loan for which payment in full of principal or interest is not expected. When no interest is accrued on a given loan, that loan essentially becomes a fixed-rate asset from an accounting and interest rate risk perspective. All else being equal, an increase in the balances of nonaccrual loans outstanding serves to reduce Corus’ total floating-rate assets (as the majority of these assets previously accrued interest based on a floating-rate) and, in turn, its asset-sensitivity. A return to accrual status would reverse this impact for any given loan.
A significant portion of Corus’ balance sheet is indexed to the 3-month London Inter-Bank Offered Rate (“3-month LIBOR”). Corus has a greater proportion of assets indexed to 3-month LIBOR (the vast majority of its loans) than liabilities indexed to 3-month LIBOR (primarily the trust preferred securities). As a result, all else being equal, Corus will benefit when the spread of 3-month LIBOR to 3-month Treasuries widens; conversely, Corus will be worse off when this spread tightens —a concept commonly referred to as basis risk.
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
At September 30, 2008, a significant portion of Corus’ liabilities consisted of certificates of deposit (“CDs”) and money market accounts. The CDs had fixed rates and nearly all had original terms of six or twelve months. The money market deposits have no stated maturity and generally reprice weekly. Historically, the rates Corus paid on CDs and money market accounts ‘floated’ within a range to comparable treasury yields, except during periods of very low short-term interest rates — during which times deposit spreads tended to “widen out.” During 2007, the competition for deposits increased dramatically. This competition, which has continued throughout 2008, has given rise to some of the highest deposit costs (relative to U.S. Treasuries) in the Company’s history. While the increased deposit costs are to some degree another manifestation of the overall liquidity ‘crunch’ in the credit markets, it is harder to gauge how long it will take before these costs return to ‘normal’ levels.
The following table, which reflects the interest risk positions as of September 30, 2008 and December 31, 2007, illustrates Corus’ asset-sensitive positions under each of the interest rate “ramp” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end (for example the 3-month Treasury yield was 0.90% at September 30, 2008 versus 3.25% at December 31, 2007). As a result, a 100bp increase in rates from September 30, 2008 levels would represent a very different interest rate scenario than a 100bp increase in rates from December 31, 2007 levels. Interest rate sensitivity was as follows:

Rate Ramp Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp

Percent change in the next twelve months’ net interest income vs. constant rates

September 30, 2008	n/m	(7.0)%	—	9.9%	19.8%
December 31, 2007	(13.7)%	(8.8)%	—	9.3%	18.7%

(1)	These “ramps” represent hypothetical gradual and sustained changes from rates as of December 31, 2007 and September 30, 2008.

The above table indicates that Corus’ projected interest rate sensitivity, as measured over the next twelve months, has not changed materially since December 31, 2007.
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
As of December 31, 2007 Corus was also exposed to price risk associated with equity investments. As a result though of having sold the remainder of its common stock portfolio prior to June 30, 2008, this risk is now minimal.

ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934) that occurred during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, and the market price of its common stock. Please refer to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008 and March 31, 2008, and Annual Report on Form 10-K for the year ended December 31, 2007, for a list of many risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s financial condition, results of operations, liquidity and the market price of its common stock.

ITEM 5. OTHER INFORMATION
On September 8, 2008, after significant consideration, the Compensation Committee of Corus Bankshares, Inc. (the “Company”), in consultation with Company management, determined that the Company should cancel the Company’s New Commission Program for Commercial Loan Officers (the “New CLO Plan”). While this decision was based on numerous factors, the overriding factor was the extreme stress currently being placed on the Company’s portfolio of commercial real estate loans, most to finance the construction of condominium projects. This stress, a product of one of the worst housing slumps this country has ever experienced, has led to substantial increases in the Company’s nonaccrual loans, loan loss provisions, and, as a result, significant declines in our reported earnings.
As a result of the cancellation of the New CLO Plan, no commissions will be paid to commercial loan officers in 2008, or in any subsequent year, under the New CLO Plan (as the New CLO Plan was in place for 2007, commission payments were made to commercial loan officers in 2007 pursuant to the terms of that program). For this reason, Timothy J. Stodder, a named executive officer of the Company, will no longer be compensated under the New CLO Plan. Mr. Stodder’s compensation will be reduced by approximately $100,000 for 2008 (based on management’s most recent estimates) as a consequence of the termination of the New CLO Plan.

ITEM 6. EXHIBITS

3	(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2008.

3	(ii)	Bylaws of Corus Bankshares, Inc. (1)

10.1		Form of Indemnification Agreement is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated October 17, 2008.

31.1		Rule 13a-14(a)/15d-14(a) Certification (1)

31.2		Rule 13a-14(a)/15d-14(a) Certification (1)

32		Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
October 29, 2008	By:	/s/ Michael E. Dulberg
Michael E. Dulberg
Executive Vice President and Chief Financial Officer (Principal Financial and duly authorized Officer of Registrant)

EXHIBIT INDEX

Exhibit
Number	Description

3 (ii)	Bylaws of Corus Bankshares, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith

(2)	Furnished herewith