Form 10-K
period 2008-12-31
CORUS BANKSHARES INC
filed 2009-04-07
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD                      TO
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price for these shares as reported by NASDAQ) was approximately $110.5 million. Common shares outstanding at March 27, 2009 totaled 53,710,980.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders to be held on May 5, 2009, are incorporated by reference into this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CORUS BANKSHARES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2008

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
Recent Developments
Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn have been particularly severe during the last 90 to 180 days of 2008 and have continued into the first part of 2009. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing its loan portfolio.
As a result of the deepening problems related to our loan portfolio and our current financial condition, the Company announced in February 2009 that, in coordination with, and at the request of, both the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and the Bank, respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements materially affecting the Company’s and the Bank’s capital, financial condition and operations. In particular, the Regulatory Agreements contain capital directives that require Corus and the Bank to develop capital plans, and the Order requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be classified as well-capitalized, and require the Bank to develop a liquidity risk management and contingency funding plan, in connection with which the Bank will be subject to limitations on the maximum interest rates the Bank can pay on deposit accounts. Under the Regulatory Agreements, the Company and the Bank each is prohibited from paying any dividends without, among other things, prior FRB or OCC approval, respectively, and the Bank is restricted from engaging in any new business activities, or resuming its commercial lending originations. See “Regulatory Actions” below.
Because Corus’ loan portfolio is concentrated in loans secured by condominium construction loans, Corus is impacted more than most banks by a weak housing market. The continued weakening of the housing market and the general economy has contributed to increased levels of nonperforming assets, charge-offs, and credit loss reserves. As a result, Corus reported a net loss of $456.5 million for the year ended December 31, 2008, compared to net income of $106.2 million for the year ended December 31, 2007. To the extent that the current conditions in the housing market and the general economy continue or worsen, the level of problem assets and losses is likely to increase, which could result in the Bank being placed into conservatorship or receivership, or force the Company to liquidate or reorganize.

In summary, at this point in the housing cycle, we are experiencing significant loan quality issues. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
Commercial Real Estate Lending
Principal Products and Services
In the first half of 2008, we originated $1.2 billion of new loans. Approximately half of the loans were for the construction of office buildings, largely in the Washington, DC metropolitan area. We did not originate any new loans in the second half of 2008 and have no new commercial real estate loans in process as of December 31, 2008. Due to the uncertain condition of the commercial real estate market, the uncertain pace of future loan payoffs and loan paydowns, the growth in our problem loans, and our desire to bolster our capital ratios, management has decided that this is not the right time to originate new loans. In addition, we are prohibited, under the Order, from resuming commercial real estate lending and from offering new products or services without the prior approval of the OCC. We are unable to predict when, and to what extent, we will begin to originate new commercial real estate loans. The Company is focused on managing its existing loan portfolio in an effort to conserve capital and minimize losses.
During 2009, the Company began to offer, on a limited basis, residential loans to potential buyers who were interested in purchasing condominium units for properties that are either owned by Corus or are secured by Corus loans. To date, the Company has closed on five loans and received applications for an additional 14 loans. While the Company does not expect that residential loans will become a material part of its business, the Company hopes that offering these loans will provide some, albeit limited, support for its commercial real estate portfolio.
During the past few years, prior to management’s decision to stop originating new commercial real estate loans, the Company’s lending focused almost entirely on condominium projects, although as noted above, the Company began to diversify its lending during the first half of 2008. This activity breaks down into two broad categories — construction of new projects, and conversion of existing apartments into condominiums. Corus also originated condominium inventory loans which are loans secured by the unsold units of completed condominium construction or conversion projects. Condominium loans represent the largest portion of Corus’ commercial real estate loans at approximately 75% of total commercial real estate loan commitments as of December 31, 2008.
Over 90% of Corus’ loans are non-recourse, meaning that the loan is secured by the real estate, generally without further benefit of payment guarantees from borrowers. The most significant exception is with respect to completion guarantees. Under a completion guarantee, the guarantor agrees to pay the costs necessary to complete the project in the event project costs exceed the original budget. These guarantees do not protect the Bank from decreases in collateral value but they do help ensure that the Bank’s exposure in a project is not higher than originally expected.
We believe that the business of commercial real estate lending is highly cyclical. Because our business model is based on a concentration in loans secured by condominium construction and conversion loans, Corus is impacted more than most banks by a weak housing market, and our earnings in 2008 reflected the severe deterioration in the residential housing market. Since we hold all of the loans that we make from the date of origination to final payoff, we are directly affected by any downturn in the housing market.

Due to continued weakness in the residential for-sale housing market, an increasing number of borrowers are requesting extensions and other amendments to their loans. Corus underwrites such requests carefully. Although such requests may sometimes be viewed as an opportunity to keep profitable loans on our books, an increasing number of such loans are problematic and are categorized as such.
An increasing number of problem loans involve foreclosure litigation. We foreclosed or otherwise took ownership of assets securing nine loans in 2008. Subsequent to December 31, 2008, the Company has foreclosed or is in the process of foreclosing on 18 loans as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio — Other Real Estate Owned (“OREO”).”
Corus generally has several options with regard to properties acquired via foreclosure. First, Corus could sell the property as a whole to a bulk purchaser. While this may be the quickest resolution, the pricing may be such that this is not a very desirable option. Second, Corus could complete the project, to the extent necessary, and internally manage the process of selling the units individually in the market. Finally, depending on the property and the market it’s located in, Corus may opt to rent individual units until such time as property values recover and a bulk sale is more attractive. Importantly, each property is unique and management will decide on the best strategy for dealing with other real estate owned properties on a case-by-case basis. For a more detailed discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Loan Portfolio— Other Real Estate Owned (“OREO”).”
Generally, Corus requires all the equity and mezzanine sources of funds to be infused into the project to pay for approved project budget costs before Corus begins funding its commitment. As a result, the projects have no interim cash flow and consistent with market practice, Corus’ construction loans almost always have interest reserves. An interest reserve allows a certain portion of a borrower’s interest cost to be “capitalized” into the loan balance over the life of the loan. It is Corus’ practice to set the size of interest reserves such that borrowers will be required to make out-of-pocket interest payments to support slow-to-stabilize or weak loans.
Condominium construction loans carry with them substantial unfunded commitments. As of December 31, 2008, Corus had approximately $1.2 billion of unfunded condominium construction commitments. We focus heavily on total loan commitments and, to a lesser extent, on outstanding balances. We try to maintain liquidity and capital at levels appropriate not only for the funded balances, but also for the unfunded commitments, being cognizant of the fact that loan repayments may not be sufficient to meet all funding requirements pursuant to existing loan agreements.
Principal Markets and Methods of Distribution
The Company’s outstanding loans are secured by properties in various metropolitan areas in Florida and California, as well as Washington D.C., Atlanta, Chicago, Las Vegas, and New York City. Those markets accounted for over 80% of Corus’ loan commitments as of December 31, 2008.

No employees or offices are maintained outside of Chicago. While we are not currently originating new commercial real estate loans and we do not anticipate being in a position to do so for the foreseeable future, we have historically sourced our loan requests through various channels such as existing customer relationships, loan brokers, and direct contacts established by either customers or loan officers.
Customer Concentrations
Corus has established policies that impose limits on the maximum exposure by customer. As of December 31, 2008, 53% of Corus’ commercial real estate loan portfolio, or $3.0 billion in commitments (funded and unfunded amounts), involved Corus’ 19 largest customers and represented 26 different projects.
Underwriting Policies and Risk Profile for Each Category of Loans
In general, there are two primary risks associated with each category of our loans, construction risk and market risk. Construction risk is the risk that construction of the building will not be completed. Market risk is the risk that the value of the project will decline such that the proceeds from sales, or from a refinance in the case of rental apartments or offices, will potentially be inadequate to pay off Corus’ loan.
Construction Risk
Construction risk is generally the same for each category of loans, although in condominium conversion loans, which typically are used to finance the conversion of existing apartments into condominiums, there is little construction risk involved. Corus attempts to limit construction risk in several ways. One way is by limiting the financing of preliminary development activities. Corus almost always either withholds funding, or delays closing altogether until all of the preconditions for development are satisfied. Preconditions can include final zoning, an executed construction contract with the general contractor, and internal as well as third party review of construction plans and specifications.
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
Finally, Corus typically requires a guarantee of completion from either individuals or corporate entities. A guarantee of completion generally means that a certain investor or investors in the project, while not necessarily personally liable for repayment of the loan, have agreed to be personally liable for completing construction of the building. While virtually all of the Company’s loans include completion guarantees, the financial strength of completion guarantors ranges greatly. In a problem loan situation, the Company typically has the option of funding cost overruns itself in order to complete a building.

Market Risk
As discussed above, market risk is the risk that the value of the property will decline such that the proceeds from sales, or from a refinance in the case of apartments or offices, will potentially be inadequate to pay off Corus’ loan. Market risk differs somewhat for each category of loans, as discussed below.
Condominium Construction Loans
When assessing market risk for condominium construction loans, Corus considers both the estimated aggregate sell-out price of the property assuming it was currently complete and ready for sale, and the pace at which the individual units could be sold (absorption) based on current market conditions, as well as the interplay between the two factors.
Presales are one factor that management looks to in an effort to address market risk. While varying from state to state, projects securing our loans often involve presales. Presales can provide insight into the extent of consumer interest in a project as well as provide a measure of value at the time of the loan’s origination. Corus analyzes this information carefully in light of the varying laws and practices in different markets. In addition, due to the deteriorating conditions in the housing market and the overall economy, presales have become less reliable in predicting the success of a project, as an increasing number of consumers have been rescinding presales.
Regardless of how confident management is about what a project might be worth today, or how quickly it might sell out, future economic events, such as the market turmoil that we are currently experiencing, can render those estimates inaccurate. In order to help mitigate the risk of loss, during the origination process Corus limits senior loan exposure on condominium projects to be between approximately 55% and 65% of the estimated aggregate sell-out price of the units at the time of the loan origination. This provides some cushion against market deterioration. Presales, as discussed above, are also relevant as a source of repayment.
Office Loans
Office loans accounted for approximately half of the new loans that we originated during the first half of 2008. As of December 31, 2008 office loans amounted to $659 million, or 11%, of total commercial real estate commitments. When originating office loans, Corus considers many of the same factors discussed above with respect to condominium loans, although the “absorption” relates to the potential for the office space to be leased, as opposed to unit sale potential for condominium projects.
Corus’ office loans do not typically involve pre-leasing to a single tenant or group of tenants. Therefore, Corus must look to other factors, such as leases of similar properties in the area, in order to determine the projected income stream of the property (which consists of factors including the lease price, the percentage of space occupied, and the operating costs of the building). Corus will receive payment on the loan once the project has become stabilized and the owner is able to either sell the property or refinance the property, and use the proceeds to repay the loan. The income stream is an important factor in the owner’s ability to sell or refinance the property, and as a result Corus analyzes the potential income stream carefully.

Corus originated office construction loans with significant equity and mezzanine loan components to the capital structure (typically a 60-65% loan to cost). The budget for an office construction project includes a significant amount for tenant improvements and leasing commissions that are to be paid in the future once leases are signed. If the market deteriorates and the project does not lease at all, the ratio of the Corus loan to total cost would be 5% to 10% lower than if the building were fully leased because of the unfunded loan amount for tenant improvements and leasing commissions.
Rental Apartment Loans
As of December 31, 2008 rental apartment loans amounted to $603 million, or 11%, of total commercial real estate commitments. As discussed in Note 5 of the consolidated financial statements, many of Corus’ condominium loans have been reclassified as rental apartment loans because the owner was unable to sell the condominium units and as a result has decided to offer the units as rentals. As with office loans, no pre-leasing is involved, and the projected income stream of the property is an important factor in determining whether the loan will ultimately be repaid. Unlike office loans, however, the entire project will be substantially completed, and the loan will generally be fully drawn, before the builder attempts to lease the properties.
Condominium Conversion Loans
As of December 31, 2008 conversion loans amounted to only $175 million, or 3%, of total commercial real estate commitments. Because Corus has stopped originating new loans and does not plan to originate new loans for the foreseeable future, conversion loans will continue to be a small part of the Company’s loan portfolio.
Conversion loans typically are used to finance the conversion of existing apartments into condominiums. In some cases, conversion projects include such extensive renovation that management believes the loan is more appropriately categorized as a construction loan. In those cases, management will classify the loan as such.
Conversion loans have different risk characteristics when compared to construction loans. Every project and every loan is different and caution should be used in applying absolutes to the risks associated with any loan. Conversion loans can be safer than construction loans since conversion projects can be brought to market much more quickly, making the length of time they are subject to market risk shorter. Of course, this comparison is to construction loans without presales; presales can change the amount of market risk we undertake. Conversion loans can be riskier than construction loans since the buildings are often not as well located and, as a result, potentially less attractive assets in the face of a market downturn.
The market risk discussion above with respect to condominium loans is as applicable to conversion loans as it is to construction loans. Corus has historically underwritten conversion loans at loan-to-sellout ratios comparable to construction loans. In addition, management routinely includes terms in loan agreements requiring that certain sale thresholds be met in order to avoid an event of default. These covenants help ensure that in the case where sales are slower than expected, Corus can engage in negotiations with the sponsor to amend the terms of the loan sooner rather than later, hopefully while the sponsor still feels relatively optimistic about the project. These amendments might include a further equity investment by the sponsor to pay down the principal balance of the loan, stricter milestones for future sales thresholds that if not met also result in paydowns of the principal balance of the loan and/or principal repayment guarantees from the sponsor.

With respect to conversion loans, Corus attempts to avoid situations where a local municipality has discretionary authority to deny the right to convert an apartment project into condominiums. If local municipality approval is required, Corus would require the approval prior to closing. Finally, similar to construction loans, Corus focuses during the underwriting process on capital structure. This is an attempt to try to ensure that there is a party with enough money at risk, subordinate to Corus, to continue to support the project in a downturn.
Personnel and Related Matters
Corus currently has 19 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 3 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company about 6 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. As a result, our officers have a deep understanding of our underwriting standards, our customers and the markets we serve.
The Company has maintained a long-term commission-based incentive plan for the commercial loan officers for many years (previously known as the “Former CLO Program,” or the “Existing CLO Program,” or the “Old CLO Program,” but hereinafter defined as the “CLO Program”). The CLO Program was modified in 2007 to apply only to those loans originated through October 31, 2006. The CLO Program is designed to compensate officers for successfully originating a loan, earning an acceptable interest spread over the term of the loan, and ultimately collecting all amounts in full. Compensation earned under the CLO Program is earned as commissions, with the size of the commissions being based on the amount of interest, points and fees earned on those loans.
Deposit Gathering
With respect to retail banking, the Bank has 11 branches in the Chicago metropolitan area. Through these branches, Corus offers general banking services such as checking, savings, money market, and time deposit accounts as well as safe deposit boxes and a variety of additional services. Corus markets its deposit products nationwide using competitive rates to attract depositors. These depositors are serviced through a combination of Corus’ call center personnel and an internet-based account application and renewal system.
Overall deposit levels have remained stable throughout the year and we anticipate that our deposit stability will be further bolstered by the recent increase in deposit insurance approved by the Federal Deposit Insurance Corporation (the “FDIC”). See “FDIC Deposit Insurance” section for further details. This insurance coverage is very important to our business customers and helps to bring the total level of insured deposits at Corus to over 98%. As discussed in “Regulatory Actions” below, however, the rates of interest the Bank can pay on its deposits is currently limited by the OCC’s Order.
As of December 31, 2008, approximately 55% of Corus’ deposits, excluding brokered certificates of deposit, were from customers outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 180,000 accounts as of December 31, 2008.

Under the Order, the Bank must comply with certain restrictions with regard to the interest rates the Bank may offer to its depositors. The current rule on interest rate restrictions states that a less than well-capitalized bank (which includes the Bank as a result of the Order) cannot pay interest rates higher than 75 basis points above the average rates for its normal market. While the current rule clearly establishes the maximum rate, it does not define the Bank’s normal market. That decision rests currently with the FDIC.
Corus submitted a plan to the FDIC that defined our normal market area as the national market. This plan stated that the Bank would use the national average rates that appear on Bankrate.com each day. The FDIC approved our national market designation and our use of the daily Bankrate.com average national rate table to determine the “base” rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009, through March 20, 2009, Corus experienced deposit run-off of $319 million. However, as discussed above, part of the Bank’s strategy involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $293 million during the same period.
On January 27, 2009, a new rule was proposed (subject to a 60 day comment period) by the FDIC’s board of directors that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
We do not know whether there will be changes to the proposed rule or whether it will be adopted at all, or what impact the final rule will have on Corus. However, the Bank has historically paid above average rates locally and nationally, and as a result, the restrictions on interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.
The Chicago market is extremely fragmented (over 140 banks and thrifts) and competitive. As loan demand began to increase, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Ultimately, it was decided that the Bank would market its deposit products on a national basis.
Corus concluded that de novo branching was expensive and its success uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Since Corus did not have an extensive branch network, the decision to offer above average rates nationally proved to be the most efficient and cost effective strategy for the Bank. The strategy was scalable because deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective because the Bank wouldn’t be saddled with the overhead of a large branch network when loan volume declined. And since the Bank originated loans on a national basis, it made sense to originate deposits nationally as well.

As a result, the Bank’s ability to gather deposits is a function of its ability to continue to offer above average rates and as stated above, we do not know what impact the new rule will have on the Bank’s deposit rates, and therefore, its ability to attract and retain deposit balances.
Servicing the Check Cashing Industry
Finally, Corus provides clearing, depository, and credit services to 387 check cashing industry locations in the Chicago area, 23 locations in Milwaukee, Wisconsin and 8 in Georgia.
Competition
All of Corus’ principal business activities are highly competitive. Corus competes actively with other financial services providers offering a wide array of financial products and services, many of whom have substantially greater resources than Corus. The competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies, and mutual funds. Competition is generally based on interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours and locations including ATM access, and other service-related products. While Corus has historically competed effectively with respect to the interest rates that it offers on deposits, the Order places restrictions on the amount of interest that the Bank can offer its customers. See “Deposit Gathering” above.
With regard to the Company’s largest business, commercial real estate lending, management believes it has historically competed effectively for loans for the following reasons. First, management is willing to hold larger loans than many competitors, thereby reducing the borrower’s syndication risk. Second, a flat management structure allows for quick decision making and execution. Third, management believes that it has developed a reputation for reliability that is enhanced by the involvement of senior management in every transaction. Finally, management is able to customize transactions to meet customer needs. However, even in the event that Corus is able to resume commercial real estate lending at some point in the future, there is no assurance that Corus will be able to compete as effectively for loans as it has in the past or if Corus would continue to offer the same principal products. See “Principal Products and Services” above.
Employees
At December 31, 2008, Corus employed a total of 521 full-time equivalent persons, consisting of 142 executives, management, and supervisory personnel and 379 staff, clerical, and secretarial employees.
Supervision and Regulation
General
Corus and the Bank are subject to comprehensive regulation and supervision by various governmental financial regulatory authorities, in particular the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the OCC and the FDIC. Corus and its bank subsidiary are also subject to extensive federal and state statutes, regulations, and policies, the effect of which can be significant and cannot be predicted with a high degree of certainty.

The above referenced statutes, regulations and policies govern all aspects of the Bank’s activities and operations, including its scope of business, investments, reserves against deposits, capital levels relative to operations, nature and amount of collateral for loans, and the establishment of branches as well as mergers, consolidations and dividends. Many of these statutes, regulations and policies are intended primarily to protect depositors and the FDIC’s insurance fund.
The following references to material statutes, regulations and policies affecting Corus and the Bank are brief summaries thereof and are qualified in their entirety by reference to such statutes, regulations and policies. Any change in applicable law, regulations or policies may have a material effect on the business or operations of Corus and its subsidiary. The operations of Corus and its subsidiary may also be affected by other changes in the policies of various regulatory authorities. Corus cannot accurately predict the nature or the extent of the effects that any such changes would have on its business and earnings.
Bank Holding Company Act of 1956, as amended (the “Act”)
Corus is a bank holding company within the meaning of the Act and is registered as such with the Federal Reserve Board. Under the Act, bank holding companies and their nonbank subsidiaries are subject to the regulation, supervision and examination of the Federal Reserve Board, and bank holding companies are required to file periodic financial reports with the Federal Reserve Board. The Federal Reserve Board has broad powers to enforce federal banking laws applicable to bank holding companies, including through the imposition of civil money penalties and cease and desist orders for violations of law or practices that are unsafe or unsound. The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before (1) acquiring, merging with, or consolidating into another bank holding company, (2) acquiring substantially all the assets of any bank, or (3) acquiring direct or indirect ownership or control of 5% or more of the voting shares of any bank or bank holding company.
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

Illinois Banking Law
The Illinois Bank Holding Company Act of 1957 (the “Illinois Act”), as amended, permits Corus to acquire banks located anywhere in Illinois. The Illinois Act authorizes combinations between banks and bank holding companies located in Illinois and banks and bank holding companies located in another state if that other state has passed legislation granting similar privileges to Illinois banks and bank holding companies. Further, banks located in Illinois are permitted to establish branches anywhere in the state.
General Safety and Soundness
The Bank is supervised, examined, and regulated by the OCC under the National Bank Act. The OCC has broad powers to enforce federal banking laws applicable to national banks, including through the imposition of civil money penalties and cease and desist orders for violations of law or practices that are unsafe or unsound, and may appoint a conservator or receiver for any national bank that, among other things, is insolvent or in danger of default, operating in an unsafe or unsound condition or otherwise seriously prejudicing the interests of depositors or the Deposit Insurance Fund. National banks also are required to report periodically to the OCC regarding their financial condition.
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
In October 2008, the FDIC determined that the reserve ratio had fallen below 1.15% and as a result created a restoration plan to restore the DIF reserve ratio to 1.15%. As part of this restoration plan the FDIC finalized a rule uniformly increasing deposit insurance premiums for the first quarter of 2009 by seven basis points over the current premiums. In addition, the FDIC has proposed adopting new initial base assessment rates, to be effective April 1, 2009, and add new factors to the calculation that determines a financial institution’s specific deposit insurance premium.
Also in October 2008, the FDIC temporarily increased its deposit insurance limits from $100,000 per depositor to $250,000 per depositor. These new limits will remain in effect until January 1, 2010. In addition, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which provides banks with the option to insure newly issued senior unsecured debt and non-interest-bearing transaction deposit accounts, subject to certain assessments and surcharges. Under the TLGP, as recently amended, senior unsecured debt issued by participating institutions between October 14, 2008, and June 30, 2009, excluding debt issued with a maturity of 30 days or less, will be guaranteed by the FDIC until June 30, 2012 in an amount up to 125 percent of a qualifying financial institution’s debt that was outstanding as of September 30, 2008 and that was scheduled to mature before June 30, 2009, and eligible debt issued by participating institutions between April 1, 2009 and October 31, 2009 will be similarly guaranteed by the FDIC until December 31, 2012. The TLGP will also insure all funds held by qualified institutions in qualifying non-interest-bearing transaction deposit accounts until December 31, 2009. The Bank is participating in both parts of the TLGP.
Bank Secrecy Act & USA PATRIOT Act
The Bank Secrecy Act (the “BSA”) imposes various recordkeeping and reporting obligations on financial institutions that are designed to combat money laundering and certain other illicit activities. In 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which was designed to enhance existing anti-money laundering requirements and combat terrorist financing. The USA PATRIOT Act amended the BSA to require financial institutions to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering and expanded due diligence on customers. The Bank is subject to the BSA, as amended, and has adopted a compliance program that includes policies and procedures designed to ensure ongoing compliance with the BSA and the USA PATRIOT Act, training of all appropriate personnel, daily coordination and monitoring by a designated person, and independent testing of compliance.

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
Capital Adequacy
The Federal Reserve Board, the OCC and the other federal bank regulatory agencies have established risk-based capital guidelines to provide a fair and consistent framework for assessing the adequacy of the capital of bank holding companies and depository institutions (collectively, “banking institutions”). These guidelines apply to all banking institutions, regardless of size, and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their on- and off-balance sheet assets and commitments. Assets are assigned to one of several risk categories. The aggregate dollar value of the assets assigned to each category is multiplied by a risk weight associated with that category. Off-balance sheet items are converted into on-balance sheet assets using credit conversion factors and are risk-weighted using the same system.
Failure to comply with these guidelines can result in severe limits on a banking institution’s activities and can result in other restrictions and adverse consequences, including the taking of regulatory enforcement actions. For a national bank, the adverse consequences include limits on the payment of dividends. The minimum capital ratios established by the guidelines are based on the ratios of both Tier 1 and total capital to total risk-based assets. In addition to the risk-based capital requirements, the Federal Reserve Board, the OCC and other federal bank regulatory agencies require banking institutions to maintain a minimum leverage capital ratio to supplement the risk-based capital guidelines.
Moreover, prompt corrective action enforcement authority permits banking regulators to reduce a bank’s capital classification below what the numerical capital ratios would otherwise indicate. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources” for a more detailed discussion of prompt corrective action and for a discussion of our capital ratios.
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

In July 2008, the OCC proposed new capital rules based on the “standardized approach” under the Basel II risk-based capital framework. As with Basel IA, financial institutions like Corus and the Bank would have the option of either adopting this new “standardized approach” or retaining the current general risk-based capital requirements. The comment period for this “standardized approach” proposal expired on October 27, 2008, but the rule has not yet been finalized. Corus cannot yet determine the effect to its condition and operations of a change to the current risk-based capital guidelines, should it occur.
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
Identity Theft Prevention Program
In November 2007, the federal bank regulatory agencies issued final rules expanding the Bank’s obligation to safeguard consumer information. Under the new rules, any financial institution which holds a “covered account” must develop and implement a written program designed to detect, prevent and mitigate identity theft. A “covered account” is a consumer account designed to permit multiple payments or transactions, or any other type of account (including commercial accounts) for which there is a reasonably foreseeable risk from identity theft. The new rules also include guidelines for use in developing a compliant program. The rules became effective January 1, 2008 and compliance is mandatory by May 1, 2009. Corus is in the process of reviewing the new rules and developing an appropriate identity theft prevention program, and does not believe that the new rules will have any material adverse effect on the Bank’s operations.

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
As discussed in “Regulatory Actions” below, however, under the terms of the Order, the Bank may not pay any dividends on its common shares without complying with certain conditions and without prior OCC approval. In addition, as a result of the Company’s decision to defer interest payments on the junior subordinated debentures underlying its Trust Preferred Securities, the Company is restricted from paying dividends on its common stock. See “Item 5 — Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities—Dividend policy” below.
Recent Legal Developments
In July 2008, the Housing and Economic Recovery Act of 2008 (“HERA”) was enacted, which allowed the Federal Housing Finance Authority (“FHFA”) to place Fannie Mae and Freddie Mac (the “GSEs”) into conservatorship. As part of this process, the FHFA appointed new management for both GSEs, and suspended dividend payments on all common and preferred stock. In addition, the GSEs entered into funding agreements with the Treasury. The conservatorship and the funding agreement with the Treasury drastically reduced the market value of outstanding preferred and common GSE stock, leading to write-downs for financial institutions that held such securities as capital.

In response to continued turmoil in the financial markets the Emergency Economic Stabilization Act of 2008 (“EESA”) was passed in October 2008 which provides the Treasury with $700 billion to establish a Troubled Assets Relief Program (“TARP”). The EESA provides the Treasury with broad authority to purchase, manage, sell and insure assets from “financial institutions,” which, as defined by the EESA, includes the Bank. In exchange for participating in the TARP program, a financial institution generally must issue the Treasury a warrant guaranteeing the right to purchase non-voting stock or, if the company is unable to issue a warrant, senior debt. Participating firms are also subject to certain limitations on executive compensation.
To date, the largest use of TARP funds has been to provide up to $250 billion for the Capital Purchase Program (“CPP”), in which the Treasury purchases certain securities from eligible banks, bank holding companies and other financial entities. In order to qualify to obtain these funds, a financial institution must receive the approval of the Treasury who will consult with the institution’s primary federal regulator. Approved institutions can request capital in any amount between one percent of its risk-weighted assets and the lesser of $25 billion or three percent of risk-weighted assets. To date, Corus has not received any CPP or TARP funds. In addition, the Treasury has recently created the Public Private Investment Partnership which will use TARP funds to facilitate the sale to a series of joint public sector-private sector investment funds of certain impaired loan assets and mortgage-backed securities by eligible financial institutions. The Company has received a preliminary response from the Treasury Department indicating that they intend to reject our application, but the final action has not been taken and Corus continues to pursue the TARP application and other capital raising options.
Regulatory Actions
On February 18, 2009, the Company entered into a Written Agreement (the “Agreement”) with the FRB that imposes several material conditions on our operations and management. The Agreement restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank without the prior approval of the FRB. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, in each case without the prior approval of the FRB. The Agreement also requires the Company to develop a capital plan for the Company within 90 days, which plan shall address, among other things, the Company’s current and future capital requirements, including compliance with the minimum capital ratios, the adequacy of the capital, the source and timing of additional funds, and procedures to notify the FRB no more than 30 days after the end of any quarter in which Corus’s consolidated capital ratios or the Bank’s capital ratios (total risk-based, Tier 1 risk-based, or leverage) fall below the required minimums. The Company is also required to submit a cash flow projection for 2009 to the FRB within 60 days. The Company would also be required to provide notice to the FRB regarding the appointment of any new director or senior executive officer. Finally, the board of directors of the Company is required to submit written progress reports within 30 days after the end of each fiscal quarter.
Also on February 18, 2009, the Bank entered into a Consent Order with the OCC that requires the establishment of certain plans and programs.

The Order requires the Bank, among other things,
•	to establish a compliance committee to monitor and coordinate compliance with the Order within 10 days;

•	to achieve and maintain Tier 1 capital at least equal to 12% of risk-weighted assets and at least equal to 9% of adjusted total assets within 120 days;

•
to develop, within 60 days, a three-year capital plan for the Bank, which shall, among other things, include specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;

•
to develop, prior to involvement in any new products or services, or the resumption of commercial real estate lending, a strategic plan covering at least a three-year period, which shall, among other things, include a specific description of the goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and the appointment of a Chief Credit Officer;

•
to develop, within 30 days, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs;

•
to develop, within 90 days, a loan policy, a commercial real estate concentration management program, a loan review program to ensure the timely and independent identification of problem loans and a program for the maintenance of an adequate Allowance for Loan and Lease Losses;

•
to take immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner by developing a criticized assets report covering the entire credit relationship with respect to such assets;

•
to develop, within 90 days, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties; and

•	to develop, within 30 days, a revised OREO program to ensure that the OREO properties are managed in accordance with certain applicable banking regulations.
See Note 1 to the consolidated financial statements for additional disclosures concerning the Regulatory Agreements.
Both the Agreement and the Order will remain in force until terminated by the FRB or the OCC, respectively. Since becoming subject to these Regulatory Agreements, Corus has devoted substantial resources to complying with their requirements and limitations, and we have created a compliance committee as required by the Order, and otherwise strengthened our management supervision and oversight capabilities.
There can be no assurance, however, that Corus or the Bank can meet all of the requirements imposed by the Regulatory Agreements, especially those related to liquidity risk management and minimum capital standards. If Corus or the Bank does not comply with the Agreement or the Order without the prior consent of the applicable regulatory agency, we could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders or supervisory agreements (which may, among other things, further restrict our business activities or result in the imposition of civil monetary penalties), or even the placing of the Bank into conservatorship or receivership. If the Bank is placed into a conservatorship or receivership, the FDIC would be appointed the conservator or receiver of the Bank, and in all likelihood Corus would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the OCC. Further, a failure to comply with the Order could result in termination of the Bank’s federal deposit insurance, subject to a number of other conditions.
Access to Reports
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge through the “SEC Filings” link within the Investor Relations section of the Company’s Web site at www.corusbank.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Copies will be made available upon written request to the Secretary of the Company at the following address: 3959 N. Lincoln Avenue, Chicago, IL 60613. A charge will be made for exhibits requested.
Executive Officers
The information regarding the Company’s executive officers in Item 10 of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our operations involve various risks that could adversely affect its financial condition, results of operations, liquidity, and the market price of its common stock. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
RISKS RELATED TO OUR CURRENT FINANCIAL POSITION
There is substantial doubt about our ability to continue as a going concern.
In its report dated April 3, 2009, our independent registered public accounting firm stated that our net losses raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and is subject to our ability to service our existing loans in a manner that will return the Company to profitability or, in the alternative, identify and consummate a strategic transaction, including the potential sale of the Company.
On February 18, 2009, we announced that our Board of Directors is actively considering strategic alternatives, including a capital infusion or a merger. We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Company’s stock. We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If we are unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the OCC Order, or if its condition continues to deteriorate.
As noted above, the OCC Order requires the Bank to create and implement a capital plan, including provisions for contingency funding arrangements. In addition, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Should the Bank fail to comply with the Order’s capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver. If these events occur, Corus probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the OCC.
The continued deterioration of the housing market and the economy has adversely affected our business, liquidity and financial results, and if the downturn continues or worsens our ability to continue as a going concern could be adversely affected.
Our loan portfolio is concentrated in loans secured by condominium and condominium conversion projects. As a result, the significant downturn in the housing market has had a substantial negative effect on our business and has contributed to increased levels of delinquent and non-reporting assets, charge-offs and credit loss reserves. We reported a net loss of $456.5 million for the year ended December 31, 2008, compared to net income of $106.2 million for the year ended December 31, 2007. These events, if they continue or worsen, will have a material adverse effect on our business, financial condition and results of operation and also may impact our ability to continue as a going concern.
We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.
We have recently been the subject of news reports discussing our current financial situation, and we may continue to be subject to negative publicity as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may continue to be the object of negative publicity and speculation about our future.
Our decision to defer interest on our Trust Preferred Securities will likely restrict our access to the debt capital markets until such time as we are current on our interest payments, which will further limit our sources of liquidity.
During 2008, our Board of Directors elected to defer further interest payments on each of our junior subordinated debt securities relating to the Trust Preferred Securities. As a result, it is likely that we will not be able to raise money through the offering of debt securities until we become current on those obligations. This may also adversely affect our ability to obtain debt financing on commercially reasonable terms, or at all. As a result, we will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance our capital and liquidity position.

We have become subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.
Virtually all of our funding comes from traditional deposit products. The Bank promotes selected deposit accounts to both individuals and businesses at competitive rates. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. The Bank competes for customer deposits largely on the basis of the interest rates that it pays out. Under the Order, the Bank is restricted in the amount of interest that it can pay out. As a result, we likely could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which could have a material adverse effect on our ability to continue as a going concern.
The Regulatory Agreements generally prohibit Corus and the Bank from paying any dividends or distributions on our respective equity securities.
Under the terms of the Agreement, the Company cannot pay any dividends or make any distributions on its equity or trust preferred securities without prior written FRB approval. In addition, under the terms of the Order, the Bank cannot pay any dividends or make any distributions on its equity securities without, among other things, prior written OCC approval. Given the Company’s and the Bank’s current condition, it is doubtful that either the FRB or the OCC would approve any dividend payment or capital distribution at this time. Accordingly, for at least the time being, the Company probably will not be able to look to the Bank’s financial resources to satisfy its own financial obligations.
RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY
Continued deteriorating conditions in the housing market may lead to increased losses on loans.
The effects of the current economic environment are being felt across many industries, and the housing market has been substantially affected, resulting in longer marketing periods for homes, growing inventories of unsold homes, and increased foreclosure rates. As a result, property values have declined substantially. If economic conditions in the residential real estate sector continue to deteriorate, we will likely see a material increase in problem loans. This risk includes both a shortage of buyers and an increase in cancelled contracts. We have already classified a number of loans as problem loans, and if the housing market does not improve substantially or worsens, we will likely experience increased losses on our loans.
The risk of cancelled contracts is particularly important in the Florida market, which is known as a “pre-sale” market. One of the main factors in our underwriting in this market was the existence and the strength of pre-sale contracts. Generally, the sales contracts in Florida required a non-refundable earnest money deposit of 20% of the purchase price. If a condominium buyer does not close on a unit, the buyer must generally forfeit the deposit. Nevertheless, if these “pre-sale” buyers were to cancel contracts at a material rate, the risk related to our construction loans would increase significantly.

Our focus on condominium lending and geographic concentration has adversely affected and could continue to adversely affect our operations.
We have a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. At December 31, 2008, approximately 75% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while our loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas, including Miami, Los Angeles, San Diego, the District of Columbia, Atlanta, Chicago, Las Vegas, and New York City, all of which have been hit particularly hard by the economic downturn. While we had recognized that a severe downturn in the real estate markets was possible, if not likely, and had attempted to position ourselves accordingly, the current housing calamity is even worse than the “severe downturn” for which we had planned.
The Regulatory Agreements impose significant restrictions on our operations, and the cost of compliance, as well as any possible failure to comply, could have a material adverse effect on our business, financial condition and results of operations.
The Regulatory Agreements contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized) to developing a liquidity risk management and contingency funding plan, in connection with which the Bank will be subject to limitations on the maximum interest rates the Bank can pay on deposit accounts. The Regulatory Agreements also include several requirements related to loan administration as well as procedures for managing the Bank’s growing portfolio of foreclosed real estate assets.
Any material failure to comply with the provisions of the Regulatory Agreements could result in further enforcement actions by the OCC or the FRB. While we intend to take such actions as may be necessary to comply with the requirements of the Regulatory Agreements, we may be unable to comply fully with the provisions of the Regulatory Agreements, or our efforts to comply with the Regulatory Agreements, particularly the limitations on interest rates offered by the Bank, may have adverse effects on our operations and financial condition.
We are unable to predict when, and to what extent, we will be able to originate new loans or offer new products.
Our future growth relies on our ability to identify and execute new, profitable loans. However, in light of the current market conditions, we have decided that we need to focus on servicing our existing portfolio and we are unsure when, and to what extent, we will begin to originate new loans or offer new products. Moreover, we will need prior regulatory approval to originate new commercial loans. If we are unable to originate new, profitable loans for an extended period, our financial condition and results of operations will continue to be adversely affected.
The guarantors of our loans may not be able to provide adequate support.
We routinely receive guarantees of completion and guarantees that address “bad acts.” If guarantors do not honor their guarantees in a material fashion, including their completion guarantees related to halted projects and/or cost overruns on projects, our financial condition and results of operations would be adversely affected. Moreover, in many of our problem loan situations, either the borrower or a mezzanine lender subordinate to us has supported the project/loan with substantial amounts of additional cash. However, since most of our loans are non-recourse upon project completion, past financial support is no guarantee of future support, particularly if the market weakens further or if the market stays at its currently depressed levels for an extended period of time. If this support diminishes materially, our financial condition and results of operations would be adversely affected.

Our investment portfolio consists of short-term, unsecured debt and is subject to credit risk.
Our investment portfolio consists primarily of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations are most commonly referred to as government-sponsored enterprises (“GSE”). Each of these organizations was chartered to facilitate home ownership in the United States.
Neither Fannie Mae nor Freddie Mac are backed or funded by the U.S. government, nor do the securities they issue benefit from any explicit government guarantee or protection. Likewise, FHLB debt does not carry any explicit government guarantee (although the debt issued by the FHLB is joint and several obligations of all 12 banks of the FHLB). We are subject to risk that the issuers of some of the Bank’s investments, including its holdings of the short-term debt issued by several GSEs and certificates of deposits issued by various U.S. banks, could experience credit problems, which would lower the value of these investments.
Our loan portfolio is subject to construction risk and market risk.
Problems which can arise in the financing of for-sale condominium housing can be broken down into three broad categories: (1) projects where construction is at risk of coming to a halt; (2) projects where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) projects where construction is complete, but either (a) sales are weak, and/or (b) presale buyers walk away from their contracts. Although we take steps to limit these risks, weakening economic conditions in the residential real estate sector, which may be caused by, among other things, supply/demand imbalances and higher interest rates, has increased, and may continue to increase, these risks, causing an increase in nonaccrual and otherwise nonperforming loans. An increase in nonaccrual and otherwise nonperforming loans results in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which adversely affect our financial condition and results of operations. Other market risks include the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism, any of which could affect properties securing the loans.
Tightening lending standards to home purchasers may indirectly adversely affect our results of operations.
We have a lending concentration in for-sale housing properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. Since our customers are condominium developers who sell units to individuals, the tightening of lending standards to individual home purchasers have resulted in and may continue to result in fewer sales by developers which, in turn, would adversely affect our results of operations.

The slowdown in the residential real estate sector has led to and could continue to lead to foreclosures, which could adversely affect our results of operations.
The slowdown in the residential real estate sector has resulted in our reporting higher levels of problem loans. There can be no assurances that borrowers or subordinated lenders will agree to support problem loans. If they do not do so, we will be required to foreclose. For example, subsequent to December 31, 2008, we have foreclosed or are in the process of foreclosing on 18 loans. Although we believe that a foreclosure may preserve a significant amount of the value of a problem loan, this process could be expensive and could have an adverse effect on our results of operations.
Our Allowance for Credit Losses may prove to be insufficient to absorb potential losses in the loan portfolio.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. A critical estimate relates to the level of the Allowance for Credit Losses. Due to the uncertainties inherent in the estimation of the appropriate level of the Allowance for Credit Losses, we may sustain credit losses that are greater, perhaps significantly, than the provided allowance. For example, the Allowance for Credit Losses increased from $77.0 million to $304.9 million from December 31, 2007 to December 31, 2008. If we are required to increase the Allowance for Credit Losses in the future, this will have the effect of reducing earnings or increasing our losses.
The financial services industry is highly competitive.
We face significant competition in all of our business activities, including principally commercial real estate lending and deposit gathering. Competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies and mutual funds. Some of these competitors may have substantially greater resources than us and may benefit from greater name recognition. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Competition depends on a number of factors, including:
•	interest rates and points/fees charged on loans

•	interest rates paid on deposits

•	service charges

•	banking hours

•	locations including ATM access and

•	other service-related products.
Our failure to compete successfully could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance.
Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowing. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies. Fluctuations in interest rates may also affect the demand by customers for our products and services. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations, or liquidity.

The “market spreads” impacting our assets and liabilities may not fluctuate in sync with each other, which could negatively impact our earnings.
Interest earned on assets and paid on liabilities fluctuates, in part, based on spreads to benchmark rates as determined by the broader market. These spreads may or may not fluctuate in sync with each other. To the extent that spreads paid on deposits either increase in advance of, or decrease later than, the spreads on loans and deposits, our earnings may be negatively impacted. In addition, if the credit crisis results in a more or less permanent upward shift in the funding costs for banks (higher spreads), our earnings may be adversely affected.
The relative timing of asset and liability repricing may impact our earnings during periods of rapid increases or decreases in short-term interest rates.
A significant portion of our funding comes from Certificates of Deposit, the bulk of which have an original maturity of 6 or 12 months. In contrast, our investment portfolio and loans tend to have a shorter term and/or reprice more frequently. As a result, during times of rapidly changing short-term interest rates, our interest-bearing assets will, in the aggregate, reprice more rapidly than our interest-bearing liabilities. This can result in decreases in income during times of falling rates and increases in earnings during times of increasing rates.
Our future success depends, in part, on our ability to attract and retain experienced and qualified personnel.
We believe that our future success depends, in part, on its ability to attract and retain experienced personnel, including Robert J. Glickman, our Chief Executive Officer, and other senior loan officers. If one or more of our key employees leaves, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. For example, in October 2008 the Company’s then Chief Financial Officer and the Executive Vice President of Commercial Lending resigned. While we appointed a new Chief Financial Officer, he is currently on personal leave. In addition, we have not replaced our EVP of Commercial Lending and Mr. Glickman is currently assuming these duties as well. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our financial condition and results of operations.
We operate in a heavily regulated environment.
The banking industry is heavily regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the FDIC’s insurance fund and the banking system as a whole. The Company and the Bank are subject to regulation by the Federal Reserve Board, the FDIC, the OCC, and the SEC. Our business may be impacted not only by competitive factors but also by federal and state laws, regulations, and policies affecting banks and bank holding companies. These statutes, regulations and policies, or the interpretation or implementation of them, may change, and such changes may materially and adversely affect our business. In addition, federal banking regulators have broad authority to supervise the banking business of the Company and its subsidiary, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of law, rule, regulation, or administrative order, or to place the Bank into conservatorship or receivership under certain circumstances. The exercise of such powers by federal banking regulators could have a material adverse effect on our business.

The USA Patriot and Bank Secrecy Acts could create liabilities for us.
The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures intended to result in compliance, any noncompliance could negatively impact our results of operations.
Changes in accounting standards could impact reported earnings.
The accounting standard setters, including the Financial Accounting Standards Board, the SEC, and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
Income tax regulations are complex and subject to change.
We are subject to Federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax laws or regulations could negatively impact our results of operations.
We may be unable to realize all or part of our deferred tax asset, which would negatively impact our net earnings or loss.
We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes, which generally requires us to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At December 31, 2008, the net deferred tax asset after valuation allowance was $43.3 million. During 2008, we recorded a valuation allowance of $92.7 million based principally on uncertainty about our ability to generate sufficient future taxable income to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to exercise significant judgment. If we determine that an additional valuation allowance for the deferred tax asset is necessary, we would be required to take an additional charge, which would lower our earnings or increase our net loss.
RISKS RELATED TO OUR COMMON STOCK
Ownership of our outstanding common shares is concentrated in the Glickman Family.
Approximately 43% of our outstanding common shares are owned by the Chief Executive Officer, Robert J. Glickman, and his immediate and extended family (the “Glickman Family”). The Glickman Family’s interest in retaining their investment in the Company may be highly dependent on Robert J. Glickman’s ability to continue his role as our Chief Executive Officer. As a result, any change in Robert J. Glickman’s role as our Chief Executive Officer could have a material adverse effect on our business, financial condition, results of operation and ultimately the market price of our common stock.

In addition, the Glickman Family, acting together, has the ability to significantly influence the election and removal of our Board of Directors, as well as the outcome of any other matters to be decided by a vote of shareholders. This concentration of ownership could delay, prevent or result in a change in control of the Company, even when a change in control may or may not be perceived by some as being in the best interests of our shareholders.
The price for our common shares is volatile.
The market prices for our common shares and for securities of companies in the financial services industry have recently been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our common shares. Factors which may affect the market price for our common shares, among others, include:
•	actual or anticipated variations in our quarterly operating results;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry and the housing market;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the our stock price to decrease regardless of operating results.
If the trading price of our common shares fails to comply with the continued listing requirements of The Nasdaq Global Market, we would face possible delisting, which would result in a limited public market for our common shares.
If we do not continue to comply with the continued listing requirements for The Nasdaq Global Market, then Nasdaq may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal The Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq Capital Market.
We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The Nasdaq Global Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their status on The Nasdaq Global Market and we are not successful in obtaining a listing on The Nasdaq Capital Market, our common shares would likely trade in the over-the-counter market.
If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Corus utilizes the building facilities of its Irving Park branch, which is located at 3959 N. Lincoln Avenue, Chicago, Illinois, for its executive offices. Corus owns the property and buildings where nine of the eleven bank branches are located. Two other branch facilities, as well as an operations center facility, are leased from unrelated parties.
ITEM 3. LEGAL PROCEEDINGS
Corus is involved in various legal and regulatory proceedings involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources.
During the first quarter of 2009, Corus and Mr. Robert J. Glickman, the Company’s Chief Executive Officer, were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Illinois alleging violations of federal securities laws. The lawsuit, brought on behalf of shareholders who purchased the Company’s common stock between January 25, 2008 and January 30, 2009, allege primarily that the defendants violated the federal securities laws by disseminating materially false and misleading statements during the above-mentioned period. The lawsuits seek unspecified damages. The lead plaintiff and class counsel have not been selected. Corus has until April 7, 2009, unless extended, to respond to the claims in the first lawsuit.
Because this lawsuit was recently filed and there are significant uncertainties involved in any potential class action litigation, management is unable to predict the outcome of the purported class action lawsuit and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. Corus and Mr. Glickman intend to vigorously defend the lawsuit.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Corus’ common stock trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: CORS. The high and low prices for the common stock for the calendar quarters indicated, as reported by NASDAQ, are presented below:

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Stock price range
High	$5.23	$10.58	$10.55	$13.16	$14.32	$18.00	$20.00	$24.72
Low	0.82	2.20	4.00	8.80	8.74	12.42	15.85	15.62
Close	1.11	4.05	4.16	9.73	10.67	13.02	17.26	17.06
Cash dividends declared (1)	—	—	—	0.25	0.25	0.25	1.25	0.25

(1)
The Company eliminated the quarterly dividend beginning in the second quarter of 2008. The second quarter of the year ended December 31, 2007, includes a $1.00 per common share special cash dividend declared June 21, 2007.

Approximate Number of Equity Security Holders
The Company had nearly 9,600 shareholders as of March 9, 2009 including approximately 9,354 shareholders of record and approximately 249 shareholder accounts maintained through brokers.
Dividends on Common Stock
Cash dividends per common share for the last two years are included in the table above. The declaration of dividends is at the discretion of Corus’ Board of Directors and depends upon, among other factors, earnings, capital requirements and the operating and financial condition of Corus. Furthermore, the payment of dividends is subject to statutory restrictions (see Note 18 to the consolidated financial statements in this report, which is incorporated herein by reference) and restrictions arising under the terms of the Company’s Trust Preferred Securities offerings (see Note 9 to the consolidated financial statements in this report, which is incorporated herein by reference). On April 29, 2008, Corus’ Board of Directors decided to eliminate the quarterly cash dividend on the Company’s common stock. In addition, on November 18, 2008, Corus’ Board of Directors also elected to defer interest payments on the Company’s $404.6 million of junior subordinated debentures relating to its Trust Preferred Securities. In doing so, Corus is restricted from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring, or making a liquidation payment with respect to, any of Corus’ common stock.
Finally, on February 18, 2009, the Company entered into an Agreement with the FRB which prohibits the payment of any dividends, by either the Bank or the holding company, without FRB approval.

Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
October 1-31, 2008	—	$—	—	3,400,700
November 1-30, 2008	—	$—	—	3,400,700
December 1-31, 2008	—	$—	—	3,400,700

Total	—	$—	—	3,400,700

During 2008, Corus repurchased and retired 1,307,400 shares of common stock. The open market purchases of 1,307,400 were made under the common share repurchase program approved by the Board of Directors in October 2007 (the “Share Repurchase Program”), which authorized the repurchase of up to five million shares. Of the five million shares authorized to be repurchased, 291,900 shares were repurchased in 2007. As of December 31, 2008, there were 3,400,700 remaining shares authorized for repurchase under the Share Repurchase Program.
While additional share repurchases are authorized under the Share Repurchase Program, Corus is restricted from repurchasing shares at this time for two separate reasons. First, as stipulated in the Company’s indentures relating to its Trust Preferred Securities, the Company is prohibited from purchasing its own common stock during any period in which the Company has elected to defer interest payments on the Trust Preferred Securities, which is currently the case. Second, the Agreement prohibits the Company from repurchasing or redeeming any shares of its stock without the prior approval of the FRB.

Performance Graph
The following chart compares the cumulative total returns of Corus Bankshares, Inc., the NASDAQ Stock Market (U.S.) (broad market index) and NASDAQ bank stocks (peer group index). The NASDAQ Stock Market for United States Companies index comprises all domestic common shares traded on the NASDAQ Global Select, NASDAQ Global Market and the NASDAQ Capital Market. The NASDAQ Bank Stocks index comprises all banks traded on the NASDAQ Global Select, NASDAQ Global Market and NASDAQ Capital Market. The chart assumes an investment of $100 on January 1, 2004 and dividend reinvestment throughout the period.

	Dollar Value of Investment at December 31
	2003	2004	2005	2006	2007	2008
NASDAQ Stock Market (U.S.)	$100	$109	$111	$122	$132	$64
NASDAQ Bank Stocks	100	114	112	125	99	73
Corus Bankshares, Inc.	100	160	192	163	80	9

ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31	2008	2007	2006	2005	2004
(dollars in thousands, except per-share data)
Condensed Income Statements:
Net interest income	$93,417	$286,457	$340,176	$248,353	$150,544
Provision for credit losses	637,500	66,000	7,500	6,000	—
Noninterest income	38,898	18,638	20,926	29,254	52,335
Noninterest expense	70,597	75,574	65,881	61,322	56,273

Income/(Loss) Before Income Taxes	(575,782)	163,521	287,721	210,285	146,606
Income tax expense/(benefit)	(119,319)	57,317	98,277	73,056	48,667

Net Income/(Loss)	$(456,463)	$106,204	$189,444	$137,229	$97,939

Selected Per-Share Data:(1)
Diluted earnings/(loss)	$(8.41)	$1.85	$3.28	$2.38	$1.70
Cash dividends declared on common stock (2)	0.250	2.000	0.900	0.700	0.625
Book value at year-end	5.26	14.35	15.01	12.35	10.79
Market price at year-end	1.11	10.67	23.07	28.14	24.01

Averages:
Assets	$8,856,697	$9,505,048	$9,497,310	$6,648,237	$4,050,352
Loans, net of unearned income	4,512,607	4,066,295	4,456,799	3,551,877	2,461,790
Earning assets	8,633,463	9,361,065	9,350,672	6,500,689	3,936,376
Deposits	7,649,732	8,138,852	8,244,985	5,625,268	3,184,367
Long-term Obligations	433,134	451,220	389,876	309,421	233,045
Shareholders’ equity	724,722	840,125	759,213	630,401	563,446

At Year-End:
Assets	$8,353,488	$8,926,577	$10,057,791	$8,458,740	$5,017,787
Loans, net of unearned income	4,052,609	4,409,387	4,141,979	4,524,511	2,793,828
Earning assets	7,861,416	8,754,625	9,892,946	6,497,206	4,926,990
Deposits	7,592,460	7,619,682	8,704,675	7,265,829	4,096,816
Long-term Obligations	410,139	459,592	422,329	377,404	260,658
Shareholders’ equity	282,565	789,397	844,527	689,775	599,591

(Charge-offs)/Recoveries-Commercial Real Estate Loans (3)
Charge-offs	$(408,623)	$(40,448)	$(1,512)	$—	$—
Recoveries	6	—	—	—	—

Net (Charge-offs)/Recoveries	$(408,617)	$(40,448)	$(1,512)	$—	$—

Significant Ratios:
Return on average assets	(5.2)%	1.1%	2.0%	2.1%	2.4%
Return on average equity	(63.0)%	12.6%	25.0%	21.8%	17.4%
Efficiency ratio (4)	66.1%	23.4%	18.4%	22.9%	33.5%
Net interest margin	1.1%	3.1%	3.7%	3.9%	3.9%
Nonperforming loans/Total loans (5)	50.3%	9.9%	2.6%	0.3%	1.0%
Allowance for loan losses/NPL’s (5)	13.2%	16.3%	42.4%	259.0%	571.8%
Allowance for loan losses/Total loans	6.6%	1.6%	1.1%	0.9%	1.2%

Capital Ratios:
Tier 1 leverage	4.4%	11.4%	10.6%	10.7%	15.7%
Tier 1 risk-based capital	6.2%	14.4%	13.7%	11.5%	15.4%
Total risk-based capital	12.3%	17.6%	16.3%	14.4%	18.5%

Common Share Data:(1)
Weighted average fully diluted shares	54,261	57,265	57,705	57,710	57,636
Common shares outstanding at year-end	53,711	55,012	56,246	55,849	55,592

(1)	Excludes potential common shares for the period ended December 31, 2008 since their inclusion would result in antidilution.

(2)	All amounts have been restated to reflect a 2-for-1 stock split on May 18, 2006.

(3)	This section contains charge-off/recovery history for commercial real estate loans only and is not representative of the total charge-off/recovery history for all loan types.

(4)
Total noninterest expense less goodwill amortization/impairment divided by the sum of fully taxable equivalent net interest income and noninterest income excluding securities gains and losses and one-time gains on the sale of businesses.

(5)	During 2008, the calculation for NPL was adjusted to include Troubled Debt Restructurings. All prior periods were restated to reflect this adjustment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE OVERVIEW
Continued weakness in the housing and mortgage markets combined with the challenges in the overall economy have put tremendous pressure on Corus’ business model. Our current model of lending to commercial real estate developers depends on a steady flow of new loans and timely payoff of existing loans. Further, a steady level of deposits to maintain liquidity is essential.
In terms of new loans, Corus originated $1.2 billion of new commercial real estate loans in the first two quarters of 2008. Approximately half of the loans were for the construction of office buildings, largely in the Washington, D.C. metropolitan area. While we also originated several condominium construction loans during the first six months of 2008, none of those loans were originated in the particularly hard hit areas of Florida. In an effort to conserve capital, Corus discontinued all new commercial real estate loan originations beginning in the third quarter of 2008.
It is essential to our borrowers that their buildings, either in their entirety or on a unit-by-unit basis, sell quickly once construction is complete. Unit sales of condominium buildings are typically a borrower’s sole source of funds to repay our loan. In the absence of unit sales, the cost to carry the completed building can quickly overwhelm the borrower’s resources. Unless additional funds are forthcoming, this can quickly result in the Bank classifying the loan as nonaccrual and may ultimately result in foreclosure.
During 2008, Corus has seen many instances where borrowers could no longer support their loan or where the collateral no longer exceeds the Company’s exposure. In those instances, Corus discontinues accruing interest on the loan and either specifically reserves for or charges off some portion of the loan. Declining interest income results in deterioration of our net interest income and ultimately our net interest margin (“NIM”). This problem became so extreme in the fourth quarter that the NIM was actually negative for the quarter, which weighed down the full year positive NIM.
Due to concerns about loan quality, Corus recorded a provision for credit losses of $637.5 million in 2008. This was nearly 10-times the amount recorded in 2007 and by far the largest such provision ever recorded by the Company. The level of loan charge-offs were dramatic as well at $410.1 million. The housing markets have declined at such a rapid pace during this economic downturn that it has been difficult to identify that a loan is in trouble much in advance of the ultimate charge-off.

The Company has also experienced dramatic increases in noninterest expense, excluding the somewhat one-time effect of the commercial loan officer commission program expense reversals (discussed in greater detail under the “Noninterest Expense” section). Costs to manage foreclosed real estate and costs associated with regulatory compliance and audits, as well as legal and consulting fees have risen and will continue to grow.
Finally, Corus, like any other bank, needs a steady and predictable source of financing in order to operate effectively. Historically, Corus has been able to finance itself largely through the accumulation of deposits. This has been a consistent strategy that has provided us with extraordinarily high levels of liquidity while still returning respectable net interest margins. As mentioned below, and discussed further in the Composition of Deposits section, regulatory restrictions may inhibit our ability to secure adequate deposit financing in the future.
As of February 18, 2009, Corus must comply with the Written Agreement and Consent Order issued by the Federal Reserve Bank of Chicago (the “FRB”) and the Officer of the Comptroller of the Currency (the “OCC”), respectively. Note 1 to the consolidated financial statements includes a detailed review of the requirements of the documents. Both the FRB and OCC will continually monitor the results of our operations, including liquidity and capital and based on their assessment of our ability to continue to operate in a safe and sound manner, may take further actions including assumption of control of the Bank. Additional actions taken by our regulators may negatively impact our ability to continue as a going concern.
We should note that the Company’s Board of Directors has formed a Strategic Planning Committee. The Strategic Planning Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring. There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements. See “Risk Factors — There is substantial doubt about our ability to continue as a going concern.” In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.
BASIS OF PRESENTATION
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, our recurring losses from operations and inability to generate sufficient capital to sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
RESULTS OF OPERATIONS
Corus reported a net loss of $456.5 million in 2008, compared with net income of $106.2 million and $189.4 million in 2007 and 2006, respectively. This translates to a diluted loss per share of $8.41 for 2008, compared to diluted earnings per share of $1.85, and $3.28 for 2007 and 2006, respectively.
NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income, which is the difference between income on earning assets (interest, points and fees, and dividends) and interest expense on deposits and borrowings, is the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest income as a percentage of the average earning assets during the period.

For the year ended December 31, 2008, Corus reported net interest income of $93.4 million and a NIM of 1.09%. These results represent significant declines from 2007 when Corus reported net interest income of $286.5 million and a NIM of 3.09%. Furthermore, Corus’ net interest income declined throughout 2008 to the point where it was negative in the fourth quarter.
Corus’ net interest income and net interest margin have been significantly affected by two main factors, as outlined below:
1) Nonperforming Assets The primary driver behind the decline in Corus’ NIM continues to be the significant growth in nonperforming assets. Nonperforming assets consist of both nonaccrual loans and other real estate owned. While, under certain limited circumstances, Corus recognizes income on nonaccrual loans, in general this pool of assets earns essentially no income, which has a dramatic downward impact on the NIM. During 2008, nonperforming assets (nonaccrual loans plus other real estate owned) averaged $1.2 billion compared to $241 million for 2007.
2) Market Spreads As a result of the recent credit crisis, market spreads (measured as a spread to comparable-term Treasury securities) have increased on virtually every asset class, significantly so in many instances. The increase in spreads impacts both the return on assets and the cost of liabilities. The most significant impact has been on Corus’ funding costs, particularly the pricing of certificates of deposit (“CDs”) and money market accounts.
To give some perspective as to its magnitude, Corus issued CDs (generally six and twelve month) at an average spread of approximately 2.63% over comparable term Treasury yields during 2008 compared to a spread of 0.84% during 2007. The impact of the increased spreads might not have been that significant had the comparable spreads on assets been similarly impacted. Unfortunately, the spreads on Corus’ highest-yielding assets, its loan portfolio, are typically set at loan origination and, except for the impact of interest rate floors; generally don’t fluctuate over the term of the loan. While there are additional nuances to consider, such as the fact that loans are priced based on the London Inter-Bank Offered Rate (“LIBOR”) as opposed to Treasury securities and the spread between LIBOR and Treasury securities fluctuate over time, the bottom line is that the cost of deposits did not decline at nearly the rate that the yield on loans and investments did.
Another factor is that interest-earning assets, in the aggregate, reprice more rapidly than interest-bearing liabilities. As a result, during periods of falling rates, this lag in deposit repricing will create a “flywheel” effect on net interest income, which decreases income during times of falling rates, including for several quarters after rates have stabilized. Conversely, in a period of rapidly rising rates, this “flywheel” effect would, all else being equal, result in an increase in net interest income.

We have previously discussed that market spreads (measured as a spread to comparable-term Treasury securities) have increased on virtually every asset class, significantly so in many instances. This increase is due to a “flight to quality” on the part of nervous investors who have moved from the uncertainty of corporate debt, mortgage-backed securities and commercial paper to the safety of US Treasury securities. This movement has pushed Treasury yields to historic lows and virtually shut down the debt securities markets. This market provided an important source of liquidity for financial institutions and without it, deposits became the only liquidity source for many institutions. The need to maintain high levels of liquidity in these uncertain times, coupled with the lack of viable liquidity sources, has resulted in higher deposit costs for all financial institutions.
Finally, a decrease in loan points and fee income also contributed to the decline to net interest income. Loan points and fee income for 2008 totaled $50.5 million, compared to $78.6 million in 2007.
Comparing 2007 results to 2006, net interest income decreased by $53.7 million and the NIM decreased by 0.58%. The decrease in net interest income was the result of reductions in Corus’ loan portfolio, which decreased by $390.5 million on average in 2007, and an increase in nonaccrual loans. Loan points and fees decreased by $17 million to $78.6 million in 2007 compared to 2006, primarily attributable to lower originations.
Towards the end of 2007, Corus was also beginning to experience the negative impact of changes in market spreads, as discussed above.
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
When a loan is placed on nonaccrual status, previously accrued but uncollected interest is generally reversed against interest income. One exception relates to interest which has been capitalized into the loan principal balance through an interest reserve. Interest capitalized into the loan balance via interest reserve prior to the nonaccrual date is not reversed. This capitalized interest is considered part of the loan’s principal and, to the extent necessary, reserved for through the Allowance for Loan Losses. See further detail on the negative impact of nonaccrual loans on Corus’ interest income within Note 5 to the consolidated financial statements.
Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal, which may change as conditions dictate. Loans may be returned to accrual status when collectibility of the total contractual principal and interest is expected and (1) the obligation is brought current, (2) the borrower has performed in accordance with contractual terms of the loan for a reasonable period of time, or (3) significant new equity is contributed from a source independent of the Bank.

Average Balance Sheets and Net Interest Margin

	2008			2007			2006
		Interest,			Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
Years ended December 31	Balance	and Dividends	Cost	Balance	and Dividends	Cost	Balance	and Dividends	Cost
(dollars in thousands)

Assets
Earning Assets:
Federal funds sold	$327,558	$7,868	2.40%	$304,201	$15,479	5.09%	$365,646	$18,307	5.01%
Interest-bearing deposits with the Federal Reserve	39,265	300	0.76%	—	—	—	—	—	—
Time deposits with banks	1,554,867	46,579	3.00%	—	—	—	—	—	—
Securities other than equity securities (1)	2,167,659	74,908	3.46%	4,803,483	247,899	5.16%	4,332,541	212,950	4.92%
Equity securities (2)	31,507	1,817	5.77%	187,086	9,488	5.07%	195,686	10,064	5.14%
Loans, net of unearned income	3,359,520	301,370	8.97%	3,849,596	441,363	11.47%	4,444,145	501,017	11.27%
Nonaccrual loans	1,153,087	749	0.06%	216,699	4,859	2.24%	12,654	—	0.00%

Total Earning Assets	8,633,463	433,591	5.02%	9,361,065	719,088	7.68%	9,350,672	742,338	7.94%
Noninterest-earning assets:
Cash and due from banks—noninterest-bearing	100,076			74,780			92,625
Allowance for loan losses	(119,548)			(50,520)			(41,812)
Other real estate owned	91,498			24,405			116
Premises and equipment, net	31,405			27,022			27,130
Other assets, including goodwill	119,803			68,296			68,579

Total Assets	$8,856,697			$9,505,048			$9,497,310

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,236,545	$241,096	4.60%	$5,648,976	$299,130	5.30%	$5,380,702	$260,215	4.84%
Money market deposits	1,672,161	63,622	3.80%	1,588,554	75,180	4.73%	1,796,627	83,582	4.65%
NOW deposits	224,529	4,243	1.89%	263,239	6,313	2.40%	302,259	7,537	2.49%
Brokered certificates of deposit	153,704	5,501	3.58%	234,592	13,646	5.82%	318,317	17,758	5.58%
Savings deposits	118,747	590	0.50%	126,668	627	0.49%	141,467	699	0.49%

Total Interest-Bearing Deposits	7,405,686	315,052	4.25%	7,862,029	394,896	5.02%	7,939,372	369,791	4.66%

Subordinated debentures relating to Trust Preferred Securities	404,823	23,106	5.71%	394,648	30,941	7.84%	377,885	28,547	7.55%
Other borrowings (3)	28,311	1,487	5.25%	56,572	4,163	7.36%	11,991	988	8.24%

Total Interest-Bearing Liabilities	7,838,820	339,645	4.33%	8,313,249	430,000	5.17%	8,329,248	399,326	4.79%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	244,046			276,823			305,613
Other liabilities	49,109			74,851			103,236
Shareholders’ equity	724,722			840,125			759,213

Total Liabilities and Shareholders’ Equity	$8,856,697			$9,505,048			$9,497,310

Earning assets	$8,633,463	$433,591	5.02%	$9,361,065	$719,088	7.68%	$9,350,672	$742,338	7.94%
Interest-bearing liabilities	7,838,820	339,645	4.33%	8,313,249	430,000	5.17%	8,329,248	399,326	4.79%

Net Interest Spread		$93,946	0.69%		$289,088	2.51%		$343,012	3.15%

Net Interest Margin			1.09%			3.09%			3.67%

Tax equivalent adjustments are based on a Federal income tax rate of 35%.

(1)	Interest income on securities includes immaterial tax equivalent adjustments.

(2)	Dividends on the equity securities portfolio include a tax equivalent adjustment of $498,000, $2.6 million, and $2.8 million for 2008, 2007, and 2006, respectively.

(3)	Other borrowings include federal funds purchased.

Net Interest Income Volume/Rate Analysis

	2008 compared to 2007			2007 compared to 2006
	Change due to (1)			Change due to (1)
Years Ended December 31	Volume	Rate	Total	Volume	Rate	Total
(in thousands)
Federal funds sold	$875	$(8,486)	$(7,611)	$(3,101)	$273	$(2,828)
Interest-bearing deposits with the Federal Reserve	300	—	300	—	—	—
Time deposits with banks	46,579	—	46,579	—	—	—
Investment securities (2)	(120,676)	(59,986)	(180,662)	23,308	11,065	34,373
Loans, net of unearned income	(50,075)	(89,918)	(139,993)	(67,597)	7,943	(59,654)
Nonaccrual loans	10,802	(14,912)	(4,110)	2,288	2,571	4,859

Total (Decrease)/Increase in Interest Income	(112,195)	(173,302)	(285,497)	(45,102)	21,852	(23,250)

Retail certificates of deposit	(20,414)	(37,620)	(58,034)	13,590	25,325	38,915
Money market deposits	3,569	(15,127)	(11,558)	(9,764)	1,362	(8,402)
NOW deposits	(830)	(1,240)	(2,070)	(954)	(270)	(1,224)
Brokered certificates of deposit	(3,800)	(4,345)	(8,145)	(4,770)	658	(4,112)
Savings deposits	(39)	2	(37)	(73)	1	(72)
Borrowings	(1,217)	(9,294)	(10,511)	4,710	859	5,569

Total (Decrease)/Increase in Interest Expense	(22,731)	(67,624)	(90,355)	2,739	27,935	30,674

Decrease in Net Interest Income	$(89,464)	$(105,678)	$(195,142)	$(47,841)	$(6,083)	$(53,924)

Tax equivalent adjustments are based on a Federal tax rate of 35%.

(1)	The net changes attributable to the combined impact of volume and rate have been allocated equally to both volume and rate.

(2)	Includes dividends on equity securities adjusted for the 70% dividend received deduction and interest income on tax-advantaged securities.

NONINTEREST INCOME
For 2008, Corus reported $38.9 million of total noninterest income compared to $18.6 million in 2007 and $20.9 million in 2006. The fluctuations from year to year are primarily the result of securities gains and losses as detailed below. Excluding securities gains, noninterest income decreased in 2008 by $1.2 million, or 8.3%, and by $0.9 million, or 6.0% in 2007.
Noninterest Income

				2008/2007	2007/2006
Years ended December 31	2008	2007	2006	Change	Change
(dollars in thousands)
Securities gains/(losses), net	$26,087	$4,673	$6,071	458.2%	(23.0)%
Service charges on deposit accounts	9,200	10,114	10,961	(9.0)%	(7.7)%
Other	3,611	3,851	3,894	(6.2)%	(1.1)%

Total Noninterest Income	$38,898	$18,638	$20,926	108.7%	(10.9)%

Noninterest Income, Excluding Securities Gains/(losses), Net	$12,811	$13,965	$14,855	(8.3)%	(6.0)%

Securities Gains/(Losses), Net In 2008, net security gains totaled $26.1 million, compared to $4.7 million and $6.1 million in 2007 and 2006, respectively.
Securities Gains/(Losses), net

Years ended December 31	2008	2007	2006
(in thousands)
Gains on equity securities (cash transactions)	$25,917	$18,093	$—
Gains on equity securities (stock-for-stock)	—	8,761	7,413
Charge for “other than temporary” impairment	—	(22,367)	(1,453)
Other	170	186	111

Total Securities Gains/(Losses), net	$26,087	$4,673	$6,071

Gains on Equity Securities Gains on equity securities relate to Corus’ portfolio of various financial industry companies. Gains or losses are recognized either when the investment is sold or when the company is acquired, for cash or stock, by another company. Stock-for-stock transactions have no cash flow impact and as a result, no tax is payable on the gain until the underlying securities are actually sold.
During 2008, the Company recorded gains on equity securities of $25.9 million from the full liquidation of the portfolio. The sale was a move towards a more conservative position by management. In total, Corus sold investments that had a value at December 31, 2007 of $136 million, recognizing a gain of nearly $26 million.
Charge for “Other Than Temporary” Impairment The Company recorded a total of $22.4 million in “other-than-temporary” impairments in 2007 due to equity securities trading below our cost basis for several months.
These charges were not a result of the Company selling the associated stocks, but rather a non-cash charge with no tax implications. See the Securities section of Note 2 to consolidated financial statements for the Company’s policy with regard to “other than temporary” declines in value.

Service Charges on Deposit Accounts Service charge income decreased by $0.9 million in 2008 and by $0.8 million in 2007 compared to 2006. This decrease in 2008 and 2007 was primarily due to a decline in the number of personal and business checking accounts, a direct result of intense ongoing competition for checking deposits, particularly by the large banks.
Other Income For the year ended December 31, 2008, other income equaled $3.6 million, and stayed relatively flat compared to 2007. Other income primarily includes Federal Reserve Bank stock dividends, ATM fees, safe deposit box rental income, and various other customer fees.
NONINTEREST EXPENSE
Total noninterest expense decreased by $5.0 million, or 6.6%, in 2008 as compared to 2007 and increased by $9.7 million, or 14.7%, in 2007 as compared to 2006. The decrease in 2008 was primarily driven by negative compensation expense related to the Commission Program for Commercial Loan Officers (the “CLO Program”), partially offset by additional expenses associated with Other Real Estate Owned and an increase in FDIC insurance. The increase in 2007 was primarily due to the goodwill impairment charge, additional expenses associated with Other Real Estate Owned, and an increase in deposit insurance expense. Please see below for a further discussion.
Noninterest Expense

				2008/2007	2007/2006
Years ended December 31	2008	2007	2006	Change	Change
(dollars in thousands)
Employee compensation and benefits	$23,254	$44,508	$45,756	(47.8)%	(2.7)%
Other real estate owned and protective advances	15,507	2,652	149	484.7%	NM
Insurance — FDIC	7,337	3,389	956	116.5%	254.5%
Net occupancy	5,697	4,463	3,961	27.6%	12.7%
Depreciation — furniture and equipment	2,237	2,010	1,838	11.3%	9.4%
Data processing	1,827	2,373	2,025	(23.0)%	17.2%
Goodwill impairment	—	4,523	—	(100.0)%	NA
Other expenses	14,738	11,656	11,196	26.4%	4.1%

Total Noninterest Expense	$70,597	$75,574	$65,881	(6.6)%	14.7%

Efficiency ratio	66.1%	23.4%	18.4%

NM	- Not meaningful

NA	- Not applicable
Employee Compensation and Benefits In 2008, employee compensation and benefits decreased $21.3 million, or 47.8%, compared to the prior year. The decline is driven primarily by negative compensation expense related to the CLO Program for loss sharing.

Commercial Loan Officer Commissions

Years Ended December 31	2008	2007	2006
(in thousands)

Salaries(1)	$2,515	$2,407	$2,667
Commissions paid in cash	2,804	6,814	7,027
Commissions held back	2,875	2,055	3,375
Loss sharing/forfeitures	(16,473)	—	—
S&P 500 holdbacks — mark-to-market	(1,223)	213	612
Treasury note holdbacks — mark-to-market	77	77	49

Total CLO Compensation Expense	$(9,425)	$11,566	$13,730

(1)	A portion of salaries are treated as an advance against commissions.
The CLO Program is designed to compensate officers for successfully originating loans, earning an acceptable interest spread over the term of the loans, and ultimately collecting all amounts in full. Compensation is earned as commissions, with the size of the commissions based on the amount of interest, points and fees earned on those loans. Management believes the program motivates officers to make safe loans and aligns the officers’ goals with the Company’s interests. Please refer to Note 2 to the consolidated financial statements for additional details with regard to how Corus accounts for commercial loan officer commissions.
A fundamental aspect of the CLO Program is that it generally requires that a portion of an officer’s commission be withheld by the Bank, and for a substantial period of time (referred to as either “held back” commissions or “holdbacks”). The holdbacks are then at risk of forfeiture in the event the Company suffers a loss on a loan originated by the officer. The CLO Program applies only to those loans originated through October 31, 2006.
With regard to holdbacks, under the CLO Program commercial loan officers have various options for “investing” the holdbacks. The options include (1) units that are each equivalent to a share of Corus common stock (the “Corus Stock Election”), (2) an account with returns based on an investment that is a function of the S&P 500 Index (the “S&P 500 Election”), and (3) cash with interest credited based on the prevailing Treasury rate during the holdback period (the “Treasury Election”).
During 2007, commissions were also earned by the commercial loan officers under a separate commission program. This additional program functioned in a similar fashion to the CLO Program, but had no holdback provisions, generally had lower commission rates, and applied to loans originated after October 31, 2006. This program was cancelled in 2008.
An additional change was implemented during 2007 and related to how Mr. Michael G. Stein, who was an executive officer and head of the Company’s commercial real estate loan department, was compensated. Mr. Stein was previously compensated under the terms of the CLO Program. As a reflection of the continued increase in Mr. Stein’s supervisory responsibilities, and corresponding decrease in his front-line loan origination responsibilities, he had been transitioned from being compensated under the CLO Program to a discretionary compensation plan along the lines of the Company’s other senior officers. Mr. Stein’s transition was effectuated via two separate agreements between the Company and Mr. Stein, entered into in December 2006 and June 2007 (disclosed via Form 8-Ks filed on December 18, 2006, and June 29, 2007, respectively). As such, while Mr. Stein’s compensation was included in commercial loan officer commissions in 2006, his compensation is excluded from the 2007 amounts and included with other salaries and bonuses.

Corus recorded negative compensation expense of $16.5 million in 2008 to reflect probable or actual loss sharing by various loan officers under the CLO Program. Under the terms of the CLO Program (applicable to loans originated prior to November 1, 2006), a portion of commercial loan officers’ commissions is withheld by the Company (referred to as either “held back” commissions or “holdbacks”). In the event Corus experiences a loan loss, Corus can recover a portion of that loss through cancellation of the holdbacks. Officers share in losses at the same rate at which the commissions were originally earned and recorded. For purposes of determining the officers’ loss sharing adjustments, management considers any charge-off or specific reserve included in the Allowance for Loan Losses as a probable loss to be shared by the officers. Actual losses result only when (a) the entire or any portion of an asset securing the loan is sold or (b) 24 months after the asset securing the loan has been foreclosed upon. Actual losses charged to the commercial loan officers during 2008 totaled $0.5 million.
It is very difficult to predict what impact, if any, there will be on future compensation expense as a result of the loss sharing attributes of the CLO Program. Based on holdbacks as of December 31, 2008, the maximum additional negative compensation expense that could be recorded in future periods totals $4.0 million. While the Company could record additional negative compensation expense, it is also possible, as a result of the manner in which the CLO Program operates and the mark-to-market type attributes associated with the accounting for certain compensation elements under this program, that Corus could record “positive compensation expense” (that is, reversals of negative compensation expense recorded in prior periods) as well. Future loan quality will largely be the determining factor.
The CLO Program allows for partial releases of holdbacks in instances where it is determined that some portion of an officer’s holdback is no longer considered to be at a substantial risk of forfeiture, as calculated under the program. In addition, no current year holdback will be required for those officers receiving such releases. In 2008, releases were valued at $0.3 million compared to $2.5 million in 2007.
In addition to the impact of the negative compensation recorded related to the loss sharing adjustments, the commercial loan officer commission accrual for the year ended December 31, 2008 declined $3.2 million as compared to 2007. While several factors contributed to the decrease, the primary reason was the poor performance of the commercial real estate loan portfolio.
In 2007, employee compensation and benefits decreased $1.2 million, or 2.7%, compared to the prior year. This decline was driven primarily by lower costs associated with the Commission Program for Commercial Loan Officers of $2.2 million, offset somewhat by increases in other salaries.

Other Real Estate Owned/Protective Advances The increase in expense related to other real estate and protective advances (“OREO” expenses) of $12.9 million compared to 2007 resulted primarily from costs associated with problem loans where the Company ultimately foreclosed on the loan or expenses incurred in association with pending foreclosure. The Company acquired nine new properties and sold one property in 2008 and incurred protective advance expenses related to several pending foreclosures. While there are various expenses associated with maintaining these properties, real estate taxes and insurance have thus far comprised the majority of the operating costs. The expense also includes write-downs to fair value. Partially offsetting the expense, is operating income and net gains from the sale of certain OREO projects totaling $3.3 million in 2008 and $1.5 million in 2007. The income relates primarily to a combination of rental income earned from various properties owned and gains from the sale of individual condominium units. The Company expects OREO expenses to continue to increase due to the increasing level of problem loans. In 2007, OREO expenses increased by $2.5 million compared to 2006. The increase was directly related to the corresponding increase in the level of OREO assets.
Insurance — FDIC Deposit insurance increased $3.9 million as compared to 2007 and $2.4 million on 2007 as compared to 2006. The increases were primarily the result of deposit reform legislation in 2007. The FDIC allowed financial institutions a one-time credit to be used against the insurance increase, which Corus exhausted in the third quarter of 2007. The FDIC approved a new plan for rebuilding the deposit insurance fund that could more than double the banking industry’s average premiums beginning in the first quarter of 2009. Premiums will also increase because of the troubled condition of the Company. As a result, the Company is anticipating that the 2009 insurance premium may increase to $29 to $36 million compared to the $7.3 million expense in 2008.
Net Occupancy Net occupancy expense increased by $1.2 million in 2008 compared to 2007. The majority of the increase was a result of rental and operating expenses related to the Company’s new operations center. The Company entered into a long-term operating lease agreement for a building to house Corus’ operations center in late 2007. Specifically, net occupancy expenses related to the operations center totaled $1.0 million in 2008. In 2007, net occupancy increased by $0.5 million. The increase was attributable to higher real estate tax accruals based on anticipated rate hikes, an increase in the price of electricity, and additional building repairs and maintenance costs.
Data Processing In 2008, data processing decreased by $0.5 million, or 23.0%. The 2007 expense included many one-time expenses associated with a new data processing system implemented in the fourth quarter. The decrease was also due to lower operating costs associated with the new data processing system. In 2007, data processing increased by $0.3 million, or 17.2%, due to an increased number of customer accounts, higher internet banking volume and the acceleration of the amortization of the former data processing system.
Other Expenses Other expenses increased by $3.1 million in 2008 primarily due to legal expenses associated with various legal matters and/or reviews, including foreclosure proceedings. Other noninterest expense consists of various other expenses, the most significant being: audits & exams, postage, stationery & supplies, telephone, equipment repairs & maintenance, armored courier costs, and correspondent bank charges. Due to the troubled condition of the Company, legal and professional and audit expenses are expected to rise in the future. The Company anticipates that the cost of assessments to be conducted by the OCC to also increase significantly in 2009. For 2008, the Company recorded $1.3 million in OCC examination fees.

INCOME TAXES
Income tax benefit was $119.3 million in 2008, compared to income tax expense of $57.3 million and $98.3 million in 2007 and 2006, respectively. The effective tax rate decreased to 20.7% in 2008, compared to 35.1% in 2007, and 34.2% in 2006. This decrease is due primarily to the deferred tax asset valuation allowance recorded in 2008. Corus recorded a net deferred tax asset valuation allowance of $92.7 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to reduce the carrying amounts of deferred tax assets if, based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
Corus’ net deferred tax asset was $43.3 million, after the impact of the valuation allowance, at December 31, 2008, and is supported entirely by a carryback against 2007 taxable income. Please refer to Note 11 to consolidated financial statements for a listing of deferred tax assets and liabilities detailed by category.
INFLATION
The impact of inflation on a financial institution differs significantly from that of an industrial company, as virtually all assets and liabilities of a financial institution are monetary in nature. Monetary items, such as cash, loans and deposits, are those assets and liabilities that are or will be converted into a fixed number of dollars regardless of changes in prices. Management believes the impact of inflation on financial results depends upon Corus’ ability to react to changes in interest rates. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

FINANCIAL CONDITION
LOAN PORTFOLIO
Overview
As discussed in the “Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Corus is currently operating under restrictions stipulated by the Regulatory Agreements. Many of the restrictions impact Corus’ activities with respect to its loan portfolio. Where applicable, the impact of the Regulatory Agreements is incorporated into the following discussion.
Corus’ loan portfolio consists primarily of loans secured by condominium construction projects. We also have a small portfolio of loans secured by condominium conversion projects (converting apartment projects to condominiums, as distinct from new construction). Finally, we have a portfolio of loans secured by office buildings, apartment buildings, and hotels. The tables below break down the portfolio both by total commitment and funded balance.
Corus’ commercial real estate loans are collateralized by the underlying property and are almost always variable rate, with the vast majority tied to the 3-month London Inter-Bank Offered Rate (“LIBOR”), resetting quarterly. While Corus generally provides only senior debt, in some cases Corus provided mezzanine financing as well. Corus’ mezzanine loans are all subordinate to a Corus first mortgage loan. Interest rates charged for mezzanine loans are meaningfully higher than those charged for first mortgage loans (and tend to be fixed rate), but the loans also carry additional risk.
As of December 31, 2008, all 111 projects where Corus provided financing (with total commitments of $1 million or more) had an equity investor involved in the project. Of these 111 loans, 55 also involved a third-party mezzanine lender as part of the deal, which is 50% of the outstanding loans.
Construction loans typically have stated maturities ranging from two to four years (and are anticipated to fund over two to three years). The loans are funded throughout the term as construction progresses. Construction loans have interest reserves at inception. An interest reserve allows a borrower’s interest cost to be capitalized into the loan balance over the life of the loan. It has been Corus’ practice to limit the size of interest reserves such that borrowers will be required to make out-of-pocket interest payments to support slow-to-sell or slow-to-construct projects. Of course, there are exceptions where our interest reserves do carry loans past the anticipated completion of construction, but generally speaking, our interest reserves will not carry borrowers much past completion of construction. We historically tried to limit increases in interest reserves to situations where our loan balance was very well secured, and such increases represented an opportunity for additional income. While we are currently prohibited from increasing interest reserves for any loans, as an inducement to borrowers to sell units, we will often allow a small percentage of closing proceeds to be used to pay interest and other project costs.

Originations
In the first half of 2008, we originated $1.2 billion of new commercial real estate loans, approximately half of which were for the construction of office buildings, largely in the Washington, D.C. metropolitan area. While we also originated several condominium construction loans during the first six months of 2008, none of those loans were originated in the particularly hard hit areas of Florida. We did not originate any new loans in the second half of 2008. Given the uncertain condition of the commercial real estate market, the uncertain pace of future loan payoffs and loan paydowns, the growth in our problem loans, and our desire to bolster our capital ratios, management decided to discontinue originations. Furthermore, effective February 18, 2009 under the terms of the Consent Order, prior to resuming commercial real estate loan originations or engaging in any new products or services, the Company must develop a new strategic plan consistent with OCC expectations.
Reclassifications
We have seen several condominium loans where the borrowers have decided that the current market values their project higher as an apartment than as a condominium. As such, they have revised their plans and are focusing their efforts on managing their properties as apartments. Consistent with the change in the borrower’s plans, Corus reclassified as apartment loans, notwithstanding the fact that Corus originated these loans as construction loans.
Personnel
Corus currently has 19 commercial loan officers, with 7 of those officers each having more than 15 years of experience in commercial real estate lending and another 3 having 10 years or more experience. Moreover, with the exception of one very experienced senior officer (who joined the company about 6 years ago), virtually all of the officers’ commercial real estate experience, and hence training, has been at Corus. As a result, our officers have a deep understanding of our underwriting standards, our customers and the markets we serve.

Including unfunded commitments, the portfolio totals $5.8 billion as of December 31, 2008, as detailed below:

	Total Loan Commitments
	(funded balance + unfunded commitments)
	December 31	December 31
(in millions)	2008	2007
Commercial real estate:
Condominium:
Construction	$4,041	$6,355
Conversion	175	600
Inventory	49	66

Total condominium	4,265	7,021
Other commercial real estate:
Office	659	221
Rental apartment	603	71
Hotel	172	214
Other	23	29
Loans less than $1 million	7	10

Total commercial real estate	5,729	7,566
Commercial	52	50
Residential real estate and other	15	21

Loans, net of unearned income	$5,796	$7,637

Mezzanine loans included in total commercial real estate (1)	$48	$144

(1)	These loans are all subordinate to Corus first mortgage loans.
Total loan commitments include unfunded amounts totaling $1.7 billion at December 31, 2008. Corus expects to fund between $1.0 billion and $1.5 billion of the unfunded amounts before the end of 2009.
The increase in rental apartment is consistent with the reclassification of several condominium construction and conversion loans to rental apartments reflecting the change in the underlying projects.

The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	December 31	December 31
(in millions)	2008	2007
Commercial real estate:
Condominium:
Construction	$2,884	$3,461
Conversion	172	584
Inventory	49	64

Total condominium	3,105	4,109
Other commercial real estate:
Rental apartment	478	62
Office	348	104
Hotel	42	39
Other	22	29
Loans less than $1 million	5	8

Total commercial real estate	4,000	4,351
Commercial	40	41
Residential real estate and other	13	17

Loans, including impacting of unearned income	$4,053	$4,409

Mezzanine loans included in total commercial real estate (1)	$44	$124

(1)	These loans are all subordinate to Corus first mortgage loans.
As cited above, the increase in rental apartment is consistent with the reclassification of several condominium construction and conversion loans to rental apartments reflecting the change in the underlying projects.

The following tables provide a breakdown of Corus’ commercial real estate loan portfolio by size and geographic distribution:
Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of December 31, 2008(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	(2)	$278	—	$—	—	(2)	$90	2	$368
$140 million to $180 million	5	(2)	720	1	144	—	(2)	82	6	946
$100 million to $140 million	12	(2)	1,381	2	218	—	(2)	44	14	1,643
$60 million to $100 million	8		635	3	239	4		271	15	1,145
$20 million to $60 million	24		914	1	58	7		258	32	1,230
$1 million to $20 million	34		337	—	—	8		53	42	390
Loans less than $1 million	—		—	—	—	NM		7	NM	7

Total	85		$4,265	7	$659	19		$805	111	$5,729

NM	- Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)
As of December 31, 2008, Corus had three loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories. However, with respect to the “#” of loans, the loans have been included with condominium loans.

	Total Commitment as of December 31, 2007(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	(2)	$282	—	$—	—	(2)	$90	2	$372
$140 million to $180 million	13		1,960	—	—	—		—	13	1,960
$100 million to $140 million	16		1,950	—	—	—		—	16	1,950
$60 million to $100 million	11		864	2	163	1		90	14	1,117
$20 million to $60 million	39		1,492	1	58	3		102	43	1,652
$1 million to $20 million	46		473	—	—	6		32	52	505
Loans less than $1 million	—		—	—	—	NM		10	NM	10

Total	127		$7,021	3	$221	10		$324	140	$7,566

NM	- Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)
As of December 31, 2007, Corus had one loan secured by a property best described as “mixed use.” The underlying collateral included a condominium component combined with a hotel. For presentation purposes, the commitment amount has been split between the appropriate categories. However, with respect to the “#” of loans, the loan has been included with condominium loans.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of December 31, 2008(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	15		$1,071	—	$—	2		$35	17	$1,106
Tampa	3		66	—	—	1		73	4	139
Orlando	1		13	—	—	—		—	1	13
Other Florida	1		15	—	—	3		76	4	91

Florida Total	20		1,165	—	—	6		184	26	1,349
California:
Los Angeles	8	(4)	580	1	85	6	(4)	206	15	871
San Diego	5		90	—	—	2		106	7	196
San Francisco	1	(4)	72	—	—	—	(4)	44	1	116

California Total	14		742	1	85	8		356	23	1,183
Washington, D.C.(2)	5		136	6	574	—		—	11	710
Atlanta	10		496	—	—	1		36	11	532
Chicago	4		243	—	—	3		75	7	318
Las Vegas	7		313	—	—	—		—	7	313
New York City	7		304	—	—	—		—	7	304
Other(3)	18	(4)	866	—	—	1	(4)	147	19	1,013
Loans less than $1 million	—		—	—	—	NM		7	NM	7

Total	85		$4,265	7	$659	19		$805	111	$5,729

NM	- Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 13 metropolitan areas, none of which exceeds three percent of the total.

(4)
As of December 31, 2008, Corus had three loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Other CRE includes $603 million in rental apartment commitments, two hotel loans ($90 million commitment in Los Angeles and $82 million commitment in Texas), and five other immaterial loans.
As noted in the above table, the total commitments of mixed use properties are, for illustrative purposes only, allocated by the underlying collateral type. It should be further noted that management views each loan as individual loans, despite the fact that there is more than one collateral type. This enables management to assess the overall performance of the loan.

Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of December 31, 2007(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	21		$1,908	—	$—	2		$41	23	$1,949
Tampa	5		198	—	—	—		—	5	198
Orlando	3		38	—	—	—		—	3	38
Other Florida	6		320	—	—	—		—	6	320

Florida Total	35		2,464	—	—	2		41	37	2,505
California:
Los Angeles	11	(4)	685	—	—	4	(4)	234	15	919
San Diego	11		344	—	—	—		—	11	344
Sacramento	1		23	—	—	1		34	2	57
San Francisco	1		16	—	—	—		—	1	16

California Total	24		1,068	—	—	5		268	29	1,336
Atlanta	13		601	—	—	—		—	13	601
Las Vegas	8		489	—	—	—		—	8	489
New York City	7		473	—	—	—		—	7	473
Washington D.C.(2)	7		168	3	221	—		—	10	389
Chicago	6		296	—	—	2		4	8	300
Other(3)	27		1,462	—	—	1		1	28	1,463
Loans less than $1 million	—		—	—	—	NM		10	NM	10

Total	127		$7,021	3	$221	10		$324	140	$7,566

NM	- Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	No other metropolitan area exceeds three percent of the total.

(4)
As of December 31,2007, Corus had one loan secured by a property best described as “mixed use.” The underlying collateral included a condominium component combined with a hotel. For presentation purposes, the commitment amount has been split between the appropriate categories. However, with respect to the “#” of loans, the loan has been included with condominium loans.

The following table provides the remaining number of condominium units available for sale by geographic location and by completion status in buildings collateralizing Corus’ condominium loans:
Remaining Condominium Units By Major Metropolitan Area

	As of December 31, 2008
			Expected Completion Timeframe
	Total	Completed	0-6 Months	6-12 Months	> 12 Months
	#	#	#	#	#
Florida:
Miami/Southeast Florida	3,059	1,435	1,278	346	—
Tampa	876	876	—	—	—
Orlando	147	147	—	—	—
Other Florida	47	47	—	—	—

Florida Total	4,129	2,505	1,278	346	—
California:
Los Angeles	1,066	383	335	348	—
San Diego	312	312	—	—	—
San Francisco	187	—	—	—	187

California Total	1,565	695	335	348	187
Atlanta	1,712	534	777	401	—
Las Vegas	1,537	1,196	341	—	—
New York City	509	262	57	83	107
Washington, D.C.(1)	448	164	284	—	—
Chicago	717	183	333	—	201
Other	2,834	1,433	214	—	1,187

Total	13,451	6,972	3,619	1,178	1,682

(1)	Includes northern Virginia and Maryland loans.

The table below provides details regarding the unit presales and closings in condominium buildings collateralizing Corus’ condominium loans:

	Unit Sales Associated with Condominium Loans
	Completed Projects					Projects Under Construction
		Units					Units
	# of	Total		Remaining		# of	Total		Remaining
	Loans	Project	Closed	Presold(1)	Not Presold	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	9	2,533	1,098	764	671	6	1,666	42	1,220	404
Tampa	3	1,554	678	—	876	—	—	—	—	—
Orlando	1	336	189	2	145	—	—	—	—	—
Other	1	108	61	5	42	—	—	—	—	—

Florida Total	14	4,531	2,026	771	1,734	6	1,666	42	1,220	404
California:
Los Angeles	3	455	72	92	291	5	683	—	119	564
San Diego	5	873	561	22	290	—	—	—	—	—
San Francisco	—	—	—	—	—	1	187	—	—	187

California Total	8	1,328	633	114	581	6	870	—	119	751
Atlanta	6	949	415	23	511	4	1,202	24	131	1,047
Las Vegas	6	1,823	627	233	963	1	341	—	216	125
New York City	3	516	254	169	93	4	247	—	21	226
Washington D.C.(2)	3	377	213	9	155	2	284	—	47	237
Chicago	2	452	269	9	174	2	534	—	235	299
Other	11	2,486	1,053	197	1,236	7	1,401	—	233	1,168

Total	53	12,462	5,490	1,525	5,447	32	6,545	66	2,222	4,257

(1)	Represents number of units that are under contract to be sold as of December 31, 2008.

(2)	Includes northern Virginia and Maryland loans.
In certain markets, it is very common for buyers to sign contracts committing them to the purchase of a condominium unit well in advance of project completion. These advance purchases are referred to as presales and typically include a deposit from the buyer. Once construction of the building is complete, buyers can then close on their units. If buyers don’t close on their purchase, they oftentimes lose their deposit.

Commercial Real Estate Commitment Rollforward
The table below presents a rollforward of the total commitment of the Company’s commercial real estate loans for each quarter of 2008 and for the full year:

	2008 Total Commitment
(in millions)	1Q		2Q	3Q	4Q	Full Year
Beginning Total Commitment	$7,566		$7,956	$7,555	$6,556	$7,566
Originations(1)
Condo Construction	321		176	—	—	497
Condo Inventory	6		—	—	—	6
Hotel	—		83	—	—	83
Office	450	(²)	72	—	—	522
Rental apartment	44		—	—	—	44

Originations Total	821		331	—	—	1,152
Paydowns/Payoffs	(638	)(²)	(522)	(617)	(274)	(2,051)
Loan charge-offs	(19)		—	(128)	(262)	(409)
Transfers to OREO	(28)		—	(97)	(285)	(410)
Commitment Letters, net	200		(181)	(158)	—	(139)
Other	54		(29)	1	(6)	20

Ending Total Commitment	$7,956		$7,555	$6,556	$5,729	$5,729

(1)	Originations include commitment increases to existing loans.

(2)	Includes a $145 million loan where $78 million of the loan proceeds were used to pay off an existing Corus loan.
Reclassifications
We have seen several condominium loans where the borrowers have decided that the current market values of their project is higher as an apartment than as a condominium. As such, they have revised their plans and are focusing their efforts on managing their properties as apartments. Consistent with the change in the borrower’s plans, Corus reclassified the loans. The table below presents the various reclassifications (by total commitment):

	2008 Reclassifications to Rental Apartment
(in millions)	1Q	2Q	3Q	4Q	Total
Reclassification From:
Condominium Construction	$—	$229	$84	$132	$445
Condominium Conversion	—	150	—	11	161

Total Reclassifications	$—	$379	$84	$143	$606

Cost overruns
Given the nature of Corus’ lending, cost overruns is an issue that many projects experience. We routinely get completion guarantees from individuals and entities, and those guarantors have covered much of the overruns. When guarantors cannot do so, we have seen mezzanine lenders cover some of the cost overruns. On some occasions, though, Corus has absorbed some or all of the cost overruns in the form of higher loan exposure. Corus’ position is that construction must be completed since it is generally better to have a larger loan on a completed building, than a smaller loan on a partially built structure.
The table below presents a summary of cost overruns associated with construction loans still outstanding at December 31, 2008:

(dollars in millions)	Cost Overruns
Source	Amount	Percentage
Equity/Guarantors	$165	39%
Mezzanine Lenders	84	20%
Corus	95	22%
Other	49	12%
Unidentified	31	7%

Total	$424	100%

Total commitment of construction loans	$5,193
Overruns as a % of total commitment	8.16%
The Other category consists primarily of funds provided from portions of earnest money deposits relating to sales of individual condominium units which occurred after the loan was closed. The Unidentified category consists primarily of overruns where it was not yet determined who would cover the cost.

ASSET QUALITY
Asset Quality Measures

	As of December 31
(dollars in thousands)	2008	2007
Total Nonperforming Loans (NPLs)	$2,036,503	$436,096
Other Real Estate Owned (OREO)	$408,987	$36,951
Total Nonperforming Assets (NPLs + OREO)	$2,445,490	$473,047
NPLs / Total Loans	50.25%	9.89%
Potential Problem Loans	$1,106,720	$299,589
Allowance for Loan Losses	$269,357	$70,992
Allowance for Loan Losses / Total Loans	6.65%	1.61%
Liability for Credit Commitment Losses	$35,550	$6,000
Nonperforming Assets

	As of December 31
(in thousands)	2008	2007
Nonaccrual
Condominium:
Construction	$1,648,712	$105,066
Conversion	136,298	177,086
Inventory	44,046	—

Total condominium	1,829,056	282,152
Other commercial real estate:
Rental apartment	156,831	—
Office	39,354	—

Total commercial real estate	2,025,241	282,152
Commercial	846	28
Residential real estate and other	—	—

Total nonaccrual	2,026,087	282,180
Loans 90 days or more past due	1,707	463
Troubled debt restructurings (1)	8,709	153,453

Total Nonperforming Loans	2,036,503	436,096
Other real estate owned (“OREO”)	408,987	36,951

Total Nonperforming Assets	$2,445,490	$473,047

(1)	To the extent not included in either nonaccrual or loans 90 days or more past due.

Asset Quality Overview
Problem loans continue to grow as a result of the nationwide downturn in the residential real estate market. Looking at our largest markets (Miami, Los Angeles, Atlanta, Las Vegas, New York City, Washington D.C., Chicago, San Diego, and Phoenix), we find that sales of condominiums have dropped dramatically. Specifically, looking at the year ended December 31, 2008, year over year declines in condominium units sold were as high as 40% in some of our markets.
The precipitous deterioration of market conditions during 2008 is reflected in Corus’ portfolio of condominium secured projects, with increases in nonperforming loans, as well as elevated charge-offs and loan loss provisions, and a growing portfolio of OREO. We expect that the residential real estate market will remain weak throughout 2009 and perhaps into 2010. We believe that once consumers can again expect modest annual increases in value, they should be far more interested in buying homes than they are today. However, we cannot predict when conditions will improve.
Previously, in many of our problem loan situations, either the borrower or a mezzanine lender subordinate to Corus supported the project/loan with substantial amounts of additional cash. However, more recently, these additional funds have generally not been forthcoming from either the borrower or the mezzanine lender. In many cases, the mezzanine lenders are experiencing financial difficulties and have been unable to support projects. For those problem loans where the borrower or mezzanine lender chooses not to, or is unable to, take the necessary steps to resolve issues, we will not hesitate to foreclose.
Nonperforming Assets
Nonperforming assets include loans which are nonaccrual, loans 90 days or more past due, troubled debt restructurings and other real estate owned. The sections below provide details of the Company’s significant nonperforming assets as listed in the table on the previous page.

Nonaccrual Commercial Real Estate Loans
Corus’ general practice is that when a loan deteriorates such that collection of all principal and interest is no longer expected, the loan would be placed on nonaccrual. In addition, a loan will be placed in nonaccrual status if the loan is past due for a period of 90 days or more unless the loan is both well-secured and in the process of collection. For a loan to be “in process of collection,” the timing and amount of repayment must be reasonably certain.
As of December 31, 2008, balances outstanding on nonaccrual loans totaled $2.0 billion, which were almost exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at December 31, 2008 are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans as of December 31, 2008
	Condominium			Other CRE			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	12	$881	$983	1	$29	$29	13	$910	$1,012
Tampa	3	66	66	—	—	—	3	66	66
Orlando	1	12	12	—	—	—	1	12	12
Other	1	16	16	1	30	30	2	46	46

Florida Total	17	975	1,077	2	59	59	19	1,034	1,136
San Diego	4	90	90	1	46	46	5	136	136
Los Angeles	—	—	—	2	19	19	2	19	19

California Total	4	90	90	3	65	65	7	155	155
Atlanta	6	305	441	1	33	35	7	338	476
Las Vegas	4	205	220	—	—	—	4	205	220
Phoenix/Scottsdale	4	99	102	—	—	—	4	99	102
Chicago	1	51	84	—	—	—	1	51	84
Washington D.C.	—	—	—	1	39	82	1	39	82
New York City	2	16	16	—	—	—	2	16	16
Other	3	88	90	—	—	—	3	88	90

Total	41	$1,829	$2,120	7	$196	$241	48	$2,025	$2,361

The amounts in the table above for the nonaccrual commercial real estate loans are presented net of $328 million in cumulative charge-offs. In addition, the allowance for loan losses as of December 31, 2008 includes associated specific reserves of $140 million.
Other CRE consists of six rental apartment loans located in Florida, California and Atlanta as detailed above and one office loan located in Washington, D.C.

The table below presents a rollforward of the balance of nonaccrual commercial real estate loans for the twelve months ended December 31, 2008:

	Twelve Months Ended
	December 31, 2008
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Beginning Balance	9	$282	$295
Additions	51	2,581	2,956
Subtractions:
Loan charge-offs	NA	(409)	(409)
Transferred to OREO	(9)	(400)	(410)
Loan paid off	(2)	(16)	(16)
Loans returned to accrual status	(1)	(25)	(25)
Balance changes	NA	12	(30)

Balance at December 31, 2008	48	$2,025	$2,361

NA	- Not applicable
Subsequent to December 31, 2008, the Company has foreclosed or is in the process of foreclosing on 18 of the nonaccrual loans as detailed later in this report.
When a loan is placed on nonaccrual, interest income is generally not recognized. Any payments received are typically recorded as a reduction in principal. The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

(in thousands)	2008	2007	2006
Gross amount of interest that would have been recorded at the original rate	$91,278	$21,396	$1,154
Interest that was recognized in income	749	4,859	—

Negative impact (foregone interest)	$90,529	$16,537	$1,154

Cost Overruns on Nonaccrual Loans
As discussed above, cost overruns are an issue that many projects experience. While Corus’ preference is that either the equity investors or the mezzanine lender (to the extent there is one) fund any cost overruns, Corus may ultimately have to do so. As of December 31, 2008 there were 48 nonaccrual loans, 11 of which experienced cost overruns at least partially funded by Corus. The table below summarizes the extent to which Corus continued providing funds to those 11 loans subsequent to the loan becoming nonaccrual:

	Loans with Cost Overruns
	Listed as Nonaccrual as of December 31, 2008
		As of December 31, 2008
		Total	Funded	Amount Funded
(dollars in millions)	#	Commitment	Balance	while on Nonnaccrual
Miami	4	$173	$172	$36
California:
San Diego	1	30	30	—
Los Angeles	1	14	14	4

California Total	2	44	44	4
Atlanta	1	5	5	—
Las Vegas	2	81	77	15
Phoenix/Scottsdale	1	50	47	6
Houston	1	50	49	—

Total	11	$403	$394	$61

Completion Stages of Projects Associated with Nonaccrual Condominium Loans
The following table provides the remaining number of units available for sale related to nonaccrual condominium loans by geographic location and by completion status:
Remaining Nonaccrual Condominium Units Available For Sale By Major Metropolitan Area

	As of December 31, 2008
		Units
				Expected Completion Timeframe
	Loans	Total	Completed	0-6 Months	6-12 Months	> 12 Months
	#	#	#	#	#	#
Florida:
Miami/Southeast Florida	12	2,685	1,221	1,118	346	—
Tampa	3	876	876	—	—	—
Orlando	1	147	147	—	—	—
Other Florida	1	47	47	—	—	—

Florida Total	17	3,755	2,291	1,118	346	—
San Diego	4	295	295	—	—	—
Atlanta	6	1,415	237	777	401	—
Las Vegas	4	955	614	341	—	—
Phoenix/Scottsdale	4	372	372	—	—	—
Chicago	1	333	—	333	—	—
New York City	2	118	11	—	—	107
Other	3	665	552	—	—	113

Total	41	7,908	4,372	2,569	747	220

Unit Sales of Condominium Projects Associated with Nonaccrual Loans
The table below provides details regarding the unit presales and closings in condominium buildings collateralizing Corus’ nonaccrual loans:

	Unit Sales Associated with Nonaccrual Condominium Loans
	Completed Projects					Projects Under Construction
		Units					Units
	# of	Total		Remaining		# of	Total		Remaining
	Loans	Project	Closed	Presold(1)	Not Presold	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami	7	1,711	490	631	590	5	1,464	—	1,134	330
Tampa	3	1,554	678	—	876	—	—	—	—	—
Orlando	1	336	189	2	145	—	—	—	—	—
Other	1	108	61	5	42	—	—	—	—	—

Florida Total	12	3,709	1,418	638	1,653	5	1,464	—	1,134	330
San Diego	4	554	259	19	276	—	—	—	—	—
Atlanta	2	344	107	—	237	4	1,202	24	131	1,047
Las Vegas	3	802	188	194	420	1	341	—	216	125
Phoenix/Scottsdale	4	520	148	93	279	—	—	—	—	—
Chicago	—	—	—	—	—	1	333	—	144	189
New York City	1	25	14	3	8	1	107	—	—	107
Other	2	744	192	87	465	1	113	—	—	113

Total	28	6,698	2,326	1,034	3,338	13	3,560	24	1,625	1,911

(1)	Represents number of units that are under contract to be sold as of December 31, 2008.
In certain markets, it is very common for buyers to sign contracts committing them to the purchase of a condominium unit well in advance of project completion. These advance purchases are referred to as presales and typically include a deposit from the buyer. Once construction of the building is complete, buyers can then close on their units. If buyers don’t close on their purchase, they oftentimes lose their deposit.
While Corus has Completion guarantees on each of the 13 loans still under construction, in the event of significant cost overruns, we consider the financial strength of most of the guarantors to be weak. Corus considers only two of the Completion guarantees to be viable. Even though construction is mostly complete on these properties, we do not expect the other guarantors to have the financial capacity to honor the guarantee if there are significant cost overruns.
We obtained personal guarantees for partial loan repayment on six of the 48 nonaccrual loans, however, only in three instances did we assign any value to the guarantees. The total value assigned was $2.7 million.

Collateral Values Relative to Loan Exposure for Nonaccrual Loans
Nonaccrual loans are subjected to a loan-by-loan review whereby the Company’s current credit exposure is compared to the value of the underlying collateral (includes both “hard assets” and the estimated value of any loan guarantees). If the analysis yields a shortfall, Corus will specifically reserve for such shortfall. Subsequently, these reserves may be charged-off when a loss is confirmed (generally when foreclosure is expected or the borrower stops supporting the loan). While Corus will often order appraisals to support the collateral valuation, internal assessments are used as well.
The table below compares the remaining outstanding balance (net of any charge-offs) of Corus’ nonaccrual loans to the fair value of the underlying collateral as well as the method in which the fair value was determined:

						Method in which
		Current				Fair Value Determined
		Funded	Fair Value of	Collateral Shortfalls	Cumulative		Internal
(dollars in millions)	#	Balance	Collateral	(i.e., Specific Reserves)	Charge-Offs	Appraisal	Estimate
Florida:
Miami	13	$910	$1,012	$60	$111	10	3
Tampa	3	66	66	—	23	2	1
Orlando	1	12	17	—	—	1	—
Other	2	46	46	—	26	1	1

Florida Total	19	1,034	1,141	60	160	14	5
San Diego	5	136	158	—	—	4	1
Los Angeles	2	19	24	—	15	2	—

California Total	7	155	182	—	15	6	1
Atlanta	7	338	394	69	4	4	3
Las Vegas	4	205	225	—	112	4	—
Phoenix/Scottsdale	4	99	103	—	34	4	—
Chicago	1	51	67	11	—	1	—
Washington, D.C.	1	39	59	—	—	1	—
New York City	2	16	25	—	3	2	—
Other	3	88	96	—	—	3	—

Total	48	$2,025	$2,292	$140	$328	39	9

Corus previously focused its lending efforts on markets that, in retrospect, experienced among the highest rates of housing growth and price increases. As a result of the economic downturn, these areas have an excess supply of housing units and are experiencing significant price declines. Management considers the markets where most of its nonaccrual loans are located to be distressed residential housing markets.

Further details Related to Nonaccrual Loans
Borrowers are experiencing financial distress as a direct result of the dramatic economic downturn. In order for developers to be successful in building condominium projects, it is important that they sell the individual condominium units shortly after construction is completed. Developer profits on a project can quickly dissipate due to the “carry” costs if the sellout period extends beyond what was originally anticipated. Unanticipated declines in selling prices magnify the impact such that developers can quickly come to the conclusion that after paying off creditors, there is not likely to be anything left for them. Sales pace and pricing combined with difficulties obtaining incremental financing to support the project as needed present the borrower with a difficult situation. It is typically at this point that a developer discontinues supporting the loan and the loan becomes nonaccrual. Importantly, management is continuously monitoring the loan portfolio and will place a loan on nonaccrual when collection of interest is in question.
Given current market conditions, workout options are limited. In cases where management believes that the developer is well qualified to complete the project and effectively sell the units, Corus may opt to continue working with that developer. In other cases foreclosure is the best option. Management evaluates each situation individually.
Troubled Debt Restructurings
As of December 31, 2008, Corus had one loan classified as Troubled Debt Restructurings not otherwise included above in either nonaccrual or 90 days past due. The loan relates to a construction project in Miami, Florida, which had an outstanding balance of $8.7 million at December 31, 2008 (down from $153.5 million at December 31, 2007) and was fully funded.
The loan was paid off in full in March 2009.

Other Real Estate Owned (“OREO”)
The remaining component of nonperforming assets is OREO, which consists of ten properties as of December 31, 2008 and are listed below by geographic distribution and by type of collateral at the time of possession:

	Other Real Estate Owned as of December 31, 2008
	Condominium
	Construction		Conversion		Office		Total
(dollars in millions)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	1	$81	—	$—	—	$—	1	$81
Tampa	—	—	1	11	—	—	1	11
Orlando	—	—	1	9	—	—	1	9
Panama City	1	97	—	—	—	—	1	97

Florida Total	2	178	2	20	—	—	4	198

California:
Los Angeles	1	43	—	—	—	—	1	43
San Diego	1	21	—	—	—	—	1	21

California Total	2	64	—	—	—	—	2	64
Reno	1	108	—	—	—	—	1	108
Atlanta	1	20	—	—	—	—	1	20
Phoenix/Scottsdale	—	—	1	14	—	—	1	14
Chicago	—	—	—	—	1	5	1	5

Total	6	$370	3	$34	1	$5	10	$409

With the exception of the one office property, all of the properties listed above were added to OREO in 2008, primarily during the fourth quarter. The level of OREO has increased dramatically in 2008 as a direct result of the economic crisis in the United States.
Foreclosure Process
In situations where the loan sponsors are unwilling, or unable to, take the necessary steps to resolve non-compliance with the loan documents, Corus will pursue foreclosure and seek title to the project either with the borrower and mezzanine lender’s cooperation (usually through a deed-in-lieu of foreclosure or an assignment of ownership interest in lieu of foreclosure transaction), or without the borrower and mezzanine lender’s cooperation (usually through a foreclosure process and, ultimately, judicial sale).
Based on our experience thus far, there is no such thing as a typical foreclosure process, with some of the substantial differences due to: (1) loan sponsors’ cooperation (or lack thereof), (2) whether guarantees exist, particularly payment guarantees (in distinction to completion guarantees), and (3) jurisdiction. The prevailing jurisdiction can significantly affect both timing and process (with the presence of guarantees further affecting the process in certain states). The process can become significantly more complicated if the project sponsors file a Chapter 11 bankruptcy for the borrower (Corus’ borrowers are typically “single asset real estate debtors”, a group that is subject to special provisions in the bankruptcy law).
In general, Corus has found that a cooperative transaction can be, depending on the jurisdiction, accomplished fairly quickly, sometimes in as little as a few months. Corus has found that an uncooperative foreclosure can take much longer, anywhere from six months to as long as two years (or more), depending on the jurisdiction, and the level of opposition Corus receives from the borrower and/or mezzanine lender (with bankruptcy generally, although not necessarily, being another reflection of loan sponsor opposition).

Subject to the inherent uncertainties outlined above, below find an illustrative example of a generalized foreclosure process, the process of a loan migrating from performing to nonperforming to foreclosure, and the potential impact to the allowance (including any typical migration from general reserve to specific reserve). Throughout this process, the loan risk rating and the related allowance for loans losses is continuously challenged.
1)
First signs of trouble and trying to work with loan sponsors. Depending on the extent of the problems, this could result in the loan being placed on nonaccrual and/or included as nonperforming. Some signs of trouble would include slow payments or slow sales of units.

2)
Loan experiences a default, with such default not corrected by loan sponsors within a reasonable period of time. While there are numerous possible events that can give rise to a default, some of the most common result from failures to: a) make timely payment of principal and/or interest, b) cover cost overruns, and c) complete the project substantially as agreed.

3)	The occurrence of an uncorrected material default would give rise to Corus taking the following actions — all of which would occur after the identification of a loan default:
a.	Issuing an official notice of default;

b.	Appraisal — Corus ordering an updated appraisal (the receipt of which could take one to two months after the order has been confirmed with the appraiser);

c.	Rating — Corus would review the loan’s rating, with loans subject to foreclosure proceedings typically downgraded to a rating of Substandard or worse (if not already so rated);

d.
SFAS 114 Assessment — A loan subject to foreclosure would be deemed impaired and, as such, would be individually reviewed by Corus for potential SFAS 114 impairment which could result in the establishment of a specific reserve;

e.
Charge-offs — To the extent amounts have not already been charged off, for loans subject to foreclosure and deemed impaired, Corus would charge-off any “shortfall” (as opposed to impaired loans in non-foreclosure situations, where Corus may establish a specific reserve for the shortfall); and

f.
Nonaccrual & Nonperforming Loan Status — Corus’ general practice is that when a loan deteriorates such that collection of all principal and interest is no longer expected, the loan would be placed on nonaccrual. Loans rated Substandard and where Corus has initiated foreclosure proceedings are typically placed on nonaccrual and thus become a nonperforming loan.

4)	Foreclosure completed and OREO asset recorded.
Corus has historically found that advising loan parties it is initiating the foreclosure process sometimes motivates loan sponsors, particularly mezzanine lenders and/or institutional equity investors, to provide additional support for the project and Corus’ loan. While support had occurred on occasion in the past and generally foreclosure was initiated only after attempts at trying to come to a cooperative settlement with the borrowers, in recent months the level of support has generally eroded.

The foreclosure process is quite different from state to state. For example, Florida and Illinois are judicial foreclosure states. An actual lawsuit must be filed and each defendant (primarily the borrower and lien holders) must be served with summons, and then be given a chance to file an answer. Due to congestion in the courts, a routine foreclosure is likely to take about six months and a contested foreclosure could take a year or longer.
California, Georgia, Arizona, Texas and Nevada are non-judicial. Typically the action is commenced by recording a notice of default and allowing a specified time period to pass. After that a trustee under a deed of trust sets a sale and conducts it. The trustee is able to issue a deed that conveys good title to the purchaser at sale. In California, Nevada and Arizona the notices and time periods take about four months. In Georgia and Texas they take about thirty days or less.
As mentioned above, bankruptcy may create substantial delay in some instances. It should be noted however, that single asset real estate debtors are generally required to file a confirmable plan of reorganization within three months. That provision provides lenders with tremendous leverage to prevent endless delays in bankruptcy.
The above timing implies the project becoming OREO between four and twelve months after issuance of the default notice. Again, and as indicated above, this process could be stretched out substantially, perhaps extending out as long as two years (or more), depending upon jurisdiction and/or if the loan sponsors oppose Corus foreclosure.
Frequency of OREO Valuations
As mentioned previously in the “Foreclosure Process” section, an updated appraisal is obtained after a loan experiences a default and is the basis for the initial value of the OREO property. After foreclosure, valuations are performed at least quarterly by management, using a very similar methodology to how it assesses its impaired loan portfolio (refer to the valuation discussion in the “Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations). An updated appraisal may be obtained periodically to substantiate the internal analysis depending on the length of time a property is in OREO.
Outlook for Workout and Resolution of OREO Properties
Corus generally has several options with regard to properties acquired via foreclosure. First, Corus could sell the property as a whole to a bulk purchaser. While this may be the quickest resolution, the pricing may be such that this is not the most desirable option. Second, Corus could complete the project, to the extent necessary, and internally manage the process of selling the units individually in the market. Finally, depending on the property and the market it’s located in, Corus may opt to rent individual units until such time as property values recover and a bulk sale is more attractive. Importantly, each property is unique and management will decide on the best strategy for dealing with OREO properties on a case-by-case basis.

Projects to be Sold in Bulk
Five OREO properties are currently being marketed for bulk sale. All but one of the properties is ready for occupancy and three of the five properties are currently being operated as rental properties.
The table below summarizes these five properties:

	OREO Projects to be Sold in Bulk as of December 31, 2008
(dollars in millions)				If rented,	Carry Value at
Location	Property Type	OREO Date	Total Units	Occupancy %	12/31/08
Los Angeles	Condo - Construction	10/10/2008	100	NA	$43
Phoenix	Condo - Conversion	10/7/2008	186	40%	14
Tampa	Condo - Conversion	11/14/2008	199	98%	11
Orlando	Condo - Conversion	11/14/2008	229	83%	9
Chicago	Office	12/27/2006	NA	NA	5

Total					$82

Projects to be Sold as Individual Units
There are five OREO properties that are currently being sold as condominiums, on a unit-by-unit basis.

	OREO Projects to be Sold as Individual Units as of December 31, 2008
			Estimated	Estimated
(dollars in millions)		OREO	Completion	Cost to	Total	Units	Carry Value at
Location	Property Type	Date	Timeframe	Complete	Units(1)	Sold(1)	12/31/08
Reno	Condo - Construction	12/29/2008	NA	$—	380	—	$108
Panama City	Condo - Construction	9/11/2008	3-6 Months	10	700	—	97
Miami/Southeast Florida	Condo - Construction	11/7/2008	3-6 Months	3	396	—	81
San Diego	Condo - Construction	3/11/2008	1-3 Months	10	180	27	21
Atlanta	Condo - Construction	12/2/2008	NA	—	163	4	20

Total				$23	1,819	31	$327

NA	- Not applicable as building is complete.

(1)	Represents the total number of units that were taken into OREO. Does not include units sold by devloper prior to the property becoming OREO.
The property located in Panama City, Florida was acquired by a wholly owned subsidiary of Corus through a deed-in-lieu of foreclosure in September 2008. Primarily as a means of resolving pending litigation and claims associated with the property, the subsidiary filed a petition under Chapter 11 of the United States Bankruptcy Code on September 29, 2008. The bankruptcy was not in any way a reflection of the financial health of Corus. After a 3rd quarter charge-off of $30.2 million, the property was initially recorded as OREO at its fair market value of $96.5 million. Management estimated that an additional $10 million in capital costs will be required to complete all the work on the project. As of December 31, 2008, $0.3 million of those costs have been expended and capitalized to the project. The property consists of 765 units, 65 of which were sold prior to the deed-in-lieu transaction.

In addition to the above mentioned properties, the Company is in process of taking possession of 18 other properties collateralizing our loans. All of the loans have been classified as nonaccrual and have a total commitment of $611 million. The table below illustrates the geographical distribution of the loans in process of foreclosure in terms of funded balance:

	Loans in Process of Foreclosure
	Funded Loan Balances as of December 31, 2008
	Condominium
	Construction		Conversion		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Florida:
Miami	3	$199	—	$—	3	$199
Tampa	—	—	2	48	2	48

Florida Total	3	199	2	48	5	247

Las Vegas (1)	3	141	—	—	3	141
Phoenix/Scottsdale (2)	1	39	2	12	3	51
San Diego (3)	2	45	1	10	3	55
Atlanta (4)	—	—	1	18	1	18
New York City	1	11	—	—	1	11
Other	2	71	—	—	2	71

Total	12	$506	6	$88	18	$594

(1)	Foreclosure of two of the properties completed in February 2009.

(2)	Foreclosure of the two of the conversion properties completed in March 2009.

(3)	Foreclosure of one of the construction properties completed in January 2009.

(4)	Foreclosure of the property completed in March 2009.

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
As of December 31, 2008, management has identified 25 Potential Problem Loans, as detailed below:

	Potential Problem Loans as of December 31, 2008
	Condominium — Construction			Condominium — Conversion			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	2	$37	$55	—	$—	$—	2	$37	$55
Other Florida	1	56	74	1	11	11	2	67	85

Florida Total	3	93	129	1	11	11	4	104	140
Los Angeles	8	436	552	—	—	—	8	436	552
Washington, D.C.	2	146	173	—	—	—	2	146	173
New York	3	83	140	—	—	—	3	83	140
Las Vegas	1	47	51	1	24	25	2	71	76
Chicago	1	66	72	—	—	—	1	66	72
Atlanta	1	34	41	—	—	—	1	34	41
Other	4	167	461	—	—	—	4	167	461

Total	23	$1,072	$1,619	2	$35	$36	25	$1,107	$1,655

The table below presents a rollforward of the balance of Potential Problem Loans for the twelve months ended December 31, 2008:

	Twelve Months Ended
	Decembr 31, 2008
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Beginning Balance	8	$300	$449
Additions	43	1,896	2,573
Subtractions:
Became a Nonperforming Loan	(16)	(733)	(867)
Became OREO	(5)	(319)	(341)
Paid off	(1)	(21)	(21)
Status improved	(4)	(80)	(112)
Balance changes	NA	64	(26)

Balance at December 31, 2008	25	$1,107	$1,655

NA	- Not applicable

Allowance for Credit Losses
The Allowance for Credit Losses (the “Allowance”) is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments.
As of December 31, 2008, the Allowance for Credit Losses totaled $305 million, an increase of $228 million compared to December 31, 2007. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

(in thousands)	2008	2007
Balance at beginning of period	$76,992	$50,793
Provision for credit losses	637,500	66,000
Charge-offs:
Commercial real estate:
Condominium:
Construction	(365,283)	(7,490)
Conversion	(43,340)	(32,958)
Inventory	—	—

Total condominium	(408,623)	(40,448)
Other commercial real estate	—	—
Commercial	(1,361)	—
Residential real estate and other	(147)	(179)

Total Charge-Offs	(410,131)	(40,627)

Recoveries:
Commercial real estate	6	—
Commercial	11	133
Residential real estate and other	529	693

Total Recoveries	546	826

Balance at December 31	$304,907	$76,992

During the year ended December 31, 2008, Corus recorded a provision for credit losses of $638 million. Even after charge-offs of $410 million, Corus’ Allowance has almost quadrupled since the beginning of the year. Furthermore, the increase in the Allowance, combined with total commitments declining during that period by over $1.8 billion, resulted in an increase in our ratio of the Allowance to total commitments from 1.0% to 5.3%.

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	December 31
(in thousands)	2008	2007
Allowance for Loan Losses:
Specific reserve	$140,684	$13,071
General reserve	103,174	54,072
Unallocated	25,499	3,849

Total Allowance for Loan Losses	269,357	70,992
Liability for Credit Commitment Losses (1)	35,550	6,000

Total	$304,907	$76,992

(1)	Included as a component of other liabilities.
Allowance for Loan Losses
1)	Specific Reserves

As of December 31, 2008, Corus’ Allowance for Loan Losses included specific reserves of $141 million. Management historically used a loan rating system consistent with regulatory standards of the Office of the Comptroller of the Currency (the “OCC”). Using this system in the past, the impairment test was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” For purposes of determining the appropriate Allowance at December 31, 2008, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve

The loans with specific reserves are primarily rated substandard and/or nonaccrual and are typically identified through Corus’ process of reviewing and reassessing the ratings on loans. The loan rating process is performed by commercial loan personnel. The accuracy of the loan ratings is validated via a third-party loan review which is performed twice during the year, the results of which are reported directly to the Company’s Audit Committee. The third-party loan review covers a substantial amount of the portfolio each year.

Corus typically measures impairment based on the estimated fair value of the underlying collateral. If foreclosure is probable though, Corus would always measure impairment based on the estimated fair value of the collateral.

The determination as to whether or not a shortfall exists (and a resulting specific reserve) is typically dependent on the valuation of the underlying collateral (guarantees, forfeited earnest money deposits, etc. can supplement the collateral). While Corus uses appraisers to determine values, internal models are used as well. Valuations based on our internal models have generally been consistent with the valuations determined by the appraisers and, as such, management believes the internal valuations can be reasonably relied upon for valuation purposes.

Corus’ internal models generally reflect the value of a project on an as-completed basis. Therefore, for projects which are not yet complete, Corus must subtract its remaining unfunded commitment from the as-completed value to arrive at a net collateral value for the project. In some cases, management may believe that additional funds, above and beyond Corus’ unfunded commitment, will be needed to complete the project. In this case, if management believes that Corus will need to provide these additional funds, these amounts will be subtracted from the as-completed value as well.

Corus then compares its recorded investment (i.e., balance outstanding) in the impaired loans against the net collateral value securing the project. For those impaired loans where the net collateral value is less than Corus’ recorded investment in the loan — what Corus refers to as a “shortfall”, Corus will establish a specific reserve in the allowance for loan losses equal to the shortfall. In general, Corus will maintain specific reserves for losses that are “unconfirmed” and record charge-offs for losses that become “confirmed.” Subsequent assessments will determine whether to record a charge-off on the loan equal to the shortfall.

If the loan sponsors (borrowers and third-party mezzanine lenders) were providing material support to Corus’ loan and/or the project collateralizing the loan, Corus would generally consider a loss implied by the estimated shortfall on an impaired loan to be unconfirmed, and thus establish a specific reserve. At the point that loan sponsors cease providing material support to the loan and/or project, or if Corus believes foreclosure is probable, then Corus generally would deem the estimated loss to be confirmed and record a charge-off.

Collateral values are initially based on an outside independent appraiser’s valuation determined at the inception of the loan. After inception, Corus generally arrives at an estimate of the fair value of the underlying collateral using the lower of appraised value or internally developed estimates.

2)	General Reserves

The general reserve as of December 31, 2008 totaled $103 million, an increase of $49 million from the end of 2007. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets, as reflected in the increased level of charge-offs and the increase in nonaccrual loans. Nonaccrual loans increased dramatically during 2008 to $2.0 billion at December 31, 2008, more than seven times the balance at December 2007.

For those loans that were either not specifically reviewed as part of the specific reserve process or were reviewed but determined not to be “impaired”, a general reserve is calculated pursuant to SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”). Corus calculates its general reserve for its portfolio of commercial real estate secured projects, by separating the portfolio by: (1) collateral type — condominium construction, condominium conversion, other commercial real estate construction and other commercial real estate non-construction, (2) seniority of mortgage — first mortgages vs. “mezzanine” loans (i.e., second mortgages), and lastly (3) regulatory rating — Pass, Special Mention, and Substandard. Corus’ remaining loans (i.e., commercial, residential, overdrafts and other) are separated only by loan type (regulatory ratings are not factored in).

The Company applies a historical net charge-off percentage against each of these subgroups (i.e., construction first mortgage Pass, construction first mortgage Special Mention, construction first mortgage Substandard, conversion first mortgage Pass, and first mortgage Special Mention, etc.) based on their respective historical net charge-offs (to the extent such charge-offs exist) over the past two years calculated as the sum of net charge-offs by subgroup divided by the average balances over that time frame.

Corus then applies a Management Adjustment Factor (“MAF”) against the balances outstanding in each of the aforementioned subgroups. In determining the MAF, Bank management considers the current economic/credit environment when assessing the adequacy of the allowance for loan losses (and the associated liability for credit commitments). That is, whether management believes that current environmental factors are likely to cause the Company’s estimate of inherent losses to differ from its own historical loss experience.

Environmental factors considered and impacting the MAF for the year ended December 31, 2008 were as follows:
Increased Risk Factors
•	Changes in national, regional, and local economic and business conditions
•	Changes in the absolute amount, rate of growth and severity of past due loan, nonaccrual loans and classified loans
•
Changes in the value of underlying collateral for collateral-dependent loans. It has become more difficult to predict condominium absorption rates and pricing and thus aggregate values of condominium buildings.

•	Pricing and sales trends of condominium units
Flat to Decreasing Risk Factors
•	Changes to any of its lending policies, procedures, underwriting or collections standards relating to its condominium construction loan portfolio nor to its charge-off and recovery practices
•	Changes to the nature of Corus’ loan portfolio other than the decision to discontinue new originations
•	Changes in the nature and volume of the portfolio and in terms of loans
•	Changes in the experience, ability, and depth of lending management and other relevant staff
•	Changes in the existence and effect of any concentrations of credit, and changes in the level of such concentrations
The Total Loss Factor is the sum of the historical net charge-off factor by category and the MAF. Corus applies the Total Loss Factor (expressed as a percentage) against the balances outstanding in each of the aforementioned subgroups.

Based on the risk factors discussed above, management believed that the overall risk in the portfolio had increased and as such, the Total Loss Factor was increased in 2008 reflecting a higher historical net charge-off factor. The increase was partially offset by a decreased MAF due to the management placing a greater reliance on the historical net charge-off factor.
3)	Unallocated Reserves
Finally, the Allowance for Loan Losses includes an “unallocated” portion. Due to the inherent imprecision of the Allowance for Loan Loss calculation, management typically supplements the specific and general reserve with a qualitatively-based Unallocated Reserve. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans.
As of December 31, 2008, management believes that inherent risks to the portfolio exist related to various factors. The unallocated reserve reflected, among other things, the impact of the fact that the U.S. economy is experiencing difficulties that, by some accounts, have not been seen since the 1930s. What started out as failing mortgages from overextended homeowners has grown to a severe disruption in investment markets and an overall instability in the U.S. economy. Real estate valuations have become extremely challenging. Credit markets remain tight further hampering the economy and preventing markets from working efficiently. These factors create risks that are difficult to assign to any particular portion of the portfolio and the associated reserve is therefore considered unallocated.
In addition, when considering the appropriateness of the unallocated portion of the reserve, the Bank gave consideration to the substantial concentrations in its loan portfolio. The Bank’s loan portfolio is:
a.	comprised almost entirely of commercial real estate loans;

b.	made up of very large and relatively few loans;
c.	primarily secured by condominium projects that tend to be geographically concentrated.
Liability for Credit Commitment Losses
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses. Specific reserves are typically not applicable to unfunded amounts since any specific reserve would first be applied to the funded balance. General reserves are based on the same loss factors used for the Allowance for Loan Losses. However, to the extent that management believes that the risks associated with unfunded amounts differ from the funded portfolio, management may modify the loss factors applied. Differences between the unfunded portfolio and the funded portfolio may include period of origination or geographical location of collateral.

The allocation of the Allowance for Credit Losses was as follows:

	December 31
(in thousands)	2008	2007
Commercial real estate:
Condominium:
Construction	$229,611	$46,316
Conversion	2,462	20,387
Inventory	35	1,035
Other commercial real estate:
Office	3,882	1,170
Rental apartment and other	39,709	1,520
Commercial	1,406	2,387
Residential real estate and other	143	180
Unallocated	27,659	3,997

Total	$304,907	$76,992

The increased allocation to rental apartment and other is consistent with the reclassification of several condominium construction and conversion loans to rental apartments reflecting the change in the underlying projects.
Other Factors
We consider other factors when assessing our loan portfolio and asset quality, including the relationship of mezzanine loans to first mortgage loans and guarantees on certain loans, which is discussed below.
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
Corus perceived there to be several advantages to limiting its originations of mezzanine loans to only those projects where Corus also provided the first mortgage, including credit/risk and profitability issues. Among those advantages, Corus could condition the availability of Corus’ mezzanine loan upon Corus also being selected to provide the first mortgage financing. This means that by originating mezzanine loans, Corus was able to capture significantly more first mortgage business than would otherwise have been the case. Over the last ten years, Corus originated 69 mezzanine loans with total original commitments of over $0.4 billion. The associated first mortgages totaled nearly $2.5 billion.

In addition to greater potential rewards, mezzanine lending obviously also carries additional risks. As compared to Corus’ first mortgage loans, mezzanine loans have a greater risk of defaulting and a much greater loss potential should they default — as high as 100%. There is another important, although less obvious risk relating to Corus originating the mezzanine loan on a project, and that risk is a direct fall-out of not having a third party mezzanine lender involved in the project. Corus has seen the third party mezzanine lenders providing material support to projects and/or Corus’ first mortgage loan on the project (including covering operating shortfalls, cost overruns, making interest payments, etc.). The efforts of these mezzanine lenders to protect their investments benefits Corus in various ways, including mitigating the potential of Corus’ first mortgage experiencing a loss and reducing the odds of Corus’ first mortgage becoming nonperforming. The potential for an outside party to support Corus is obviously not available when Corus is both the first mortgage and mezzanine lender.
The below information as of December 31, 2008, highlights the increased risk dynamics when Corus is both the first mortgage and mezzanine lender:

	Funded Balance as of December 31, 2008
		First
(dollars in millions)	#	Mortgage	Mezzanine	Total
Loans where Corus has only the first mortgage:
Nonperforming	38	$1,514	NA	$1,514	(1)
Total	100	$3,477	NA	$3,477
% Nonperforming		44%	NA	44%

Loans where Corus has both the first mortgage and the mezzanine loan:
Nonperforming	11	$479	$44	$523	(1)
Total	11	$479	$44	$523
% Nonperforming		100%	100%	100%

NA	- Not applicable

(1)	Aggregates to total nonperforming loans as of December 31, 2008 of $2,037 million.
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
1)	Payment Guarantees
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

2)	Completion Guarantees (For construction loans)
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
3)	Bad Act Guarantees
Guarantor guarantees repayment of losses incurred by the Bank in the event borrower commits fraud, negligence, or a wide variety of other “bad acts.” The scope of bad acts is often heavily negotiated. Very often it is defined to include bankruptcy filings, in which case Bad Act guarantees can help ensure that the Bank takes control of assets securing bad loans in a timely manner.
BANK INVESTMENT PORTFOLIO
The Bank’s investment portfolio, which Corus often refers to as the Bank’s “liquidity management assets”, includes time deposits with banks, U.S. Government agency securities, interest-bearing deposits with the Federal Reserve, and federal funds sold. At December 31, 2008, the liquidity management assets stood at $3.8 billion versus $4.2 billion as of December 31, 2007. The Bank’s liquidity management assets as of December 31, 2008 included $1.9 billion of time deposits with other financial institutions, $1.6 billion of agency securities, $141 million of interest-bearing deposits with the Federal Reserve, and $100 million in overnight federal funds sold.
The Bank’s portfolio of time deposits consists of institutional negotiable certificates of deposit (“CD”) issued by other, domestic financial institutions. These CDs are not protected by Federal Deposit Insurance Corporation insurance. As of December 31, 2008, the CD portfolio was diversified among 16 different large banking organizations (with an aggregate of $150 million issued by banks with less than $50 billion of assets).
Although the CDs are negotiable, and could therefore be sold prior to maturity, the Bank anticipates that it would hold most of the CDs until maturity. The Bank buys predominantly short-term CDs and staggers the maturities of the CDs within its desired maturity range: $1.2 billion mature during the first quarter of 2009, $0.6 billion of the CDs mature in the second quarter of 2009, and the remaining $0.1 billion of CDs mature in the third quarter of 2009.
At the time each CD was purchased, the Bank believed that the issuing institution was well capitalized, and, as of December 31, 2008, each issuer reports capital levels in excess of well-capitalized thresholds. Furthermore, the Bank attempts to minimize its credit risk by keeping abreast of the market, avoiding issuers with excessive “headline risks” or other perceived weaknesses, and/or purchasing CDs with shorter maturities. Subsequent to December 31, 2008, the entire $1.2 billion that was to mature in the first quarter of 2009 did, in fact, mature and was redeemed as agreed. Of the remaining $0.7 billion of CDs, approximately $124 million was on deposit at issuers who experienced a credit rating downgrade since the Bank placed the deposit, however, none of these downgrades were to “speculative” levels. Of these $124 million of “downgraded” deposits, $106 million will mature in second quarter of 2009 and the other $18 million will mature in the third quarter of 2009.

The portfolio of agency securities consists of short-term (one year or less), senior unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations, which were chartered by Congress to facilitate home ownership, are most commonly referred to as government-sponsored enterprises (“GSE”). While Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively), the FHLB is not publicly traded (instead owned by its member financial institutions, consisting of over 8,000 financial institutions from all 50 states).
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
As of December 31, 2008, Corus had investments in GSE-issued debt totaling approximately $1.6 billion: $299 million issued by Fannie Mae, $576 million by Freddie Mac and $759 million by the FHLB. Approximately 75% of these securities mature during the first half of 2009, with the remaining securities maturing prior to December 31, 2009. The market for these securities is very liquid and the securities could be sold to meet the liquidity needs of the Bank.
EQUITY SECURITY PORTFOLIO
During 2008, Corus liquidated its entire equity security portfolio. The sale was a move towards a more conservative position by management. In total, Corus sold investments that had a value at December 31, 2007 of $136 million, recognizing a gain of nearly $26 million.
TAXES RECEIVABLE
Due to losses incurred in 2008, Corus recorded $109 million of current tax benefit. Corus had an overpayment from 2007 of $13 million that was credited to 2008. As a result of income recognized earlier in 2008, Corus made 2008 estimated tax payments of approximately $12 million. These amounts, which Corus expects to receive in 2009, are included in taxes receivable as of December 31, 2008.

OTHER ASSETS
Other assets consists primarily of deferred tax assets and the Bank’s required investment in Federal Reserve Bank stock. The increase in Other Assets compared to 2007 was driven almost entirely by an increase in the balance of the deferred tax asset.

	Other Assets
	December 31	December 31
(in millions)	2008	2007
Deferred Tax Assets	$43	$21
Federal Reserve Bank Stock	15	15
Other	28	18

Total Other Assets	$86	$54

Deferred tax assets result from differences between the timing of when income or expense is recorded for financial statement purposes compared to when the income or expense is taxable or deductible for tax return purposes. Multiple factors combined to drive the majority of the fluctuation in deferred taxes. First, the tax deduction related to the Provision for Credit Losses (which increases the Allowance for Loan Losses) is not allowed until the underlying loans are charged off. This results in an increase in deferred taxes receivable during periods of growth in the Allowance for Loan Losses. Another major factor impacting the balance of deferred taxes was the sale of Corus’ equity portfolio. Large deferred tax balances can arise during periods of increases or decreases in the value of investment portfolio values (in Corus’ case a large deferred tax liability due to the unrealized gains in the portfolio). The liquidation of the portfolio “unwound” the deferred liabilities. The increase in deferred taxes resulting from higher balances in the Allowance for Loan Losses and the liquidation of the equity securities portfolio was partially offset by a deferred tax valuation allowance. The valuation allowance was established to adjust the balance of the deferred tax asset to an amount that management determined is “more likely than not” to be realized. Please see the section titled “Income Tax Expense” for more information.
COMPOSITION OF DEPOSITS

	2008		2007		2008/2007 Change
December 31	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in millions)
Retail certificates of deposit	$5,247	69%	$5,319	70%	$(72)	-1%
Money market	1,719	23	1,465	19	254	17
Demand	208	3	254	3	(46)	(18)
NOW	189	2	254	3	(65)	(26)
Brokered certificates of deposit	116	2	205	3	(89)	(43)
Savings	113	1	123	2	(10)	(8)

Total	$7,592	100%	$7,620	100%	$(28)	0%

In 2008, total deposits remained relatively flat compared to 2007, in spite of the recent disruptions in the financial sector. At December 31, 2008, approximately 55% of the Bank’s $7.5 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of nearly 180,000 accounts.

The strength of our deposit base is further bolstered by the recent increase in deposit insurance approved by the Federal Deposit Insurance Corporation (the “FDIC”). Effective October 3, 2008, the FDIC increased the level at which they insure deposits, in general, from $100,000 per account to $250,000 per account. While the increase in insurance is officially scheduled to expire December 31, 2009, many believe that the increase will ultimately be made permanent. While the majority of Corus’ deposits were fully insured under the old limits, nearly all of Corus’ external deposits, in excess of 98%, are fully insured based on the new limits.
As discussed in Note 1 of the consolidated financial statements, as of February 18, 2009, the Bank consented and agreed to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency, its primary regulator. Under the Order, the Bank must comply with certain restrictions with regard to the interest rates the Bank may offer to its depositors. The current rule on interest rate restrictions states that a less than well-capitalized bank (which includes the Bank as a result of the Order) cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. While the current rule clearly establishes the maximum rate, it does not define the Bank’s normal market. That decision rests currently with the FDIC.
Corus submitted a plan to the FDIC that defined our normal market area as the national market. In addition, this plan stated that the Bank would use the national average rates that appear on Bankrate.com each day. The FDIC approved our national market designation and our use of the daily Bankrate.com average national rate table to determine the “base” rate. Our maximum rate under the interest rate restriction rules would then be 75 basis points over the base rate for each deposit product.
On January 27, 2009, a new rule was proposed (subject to a 60 day comment period) by the FDIC’s board of directors that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
We do not know whether there will be changes to the proposed rule or whether it will be adopted at all, or what impact the final rule will have on Corus. However, the Bank has historically paid above average rates locally and nationally, and as a result, the restrictions on interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.
The Chicago market is extremely fragmented (over 140 banks and thrifts) and competitive. As loan demand began to increase, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Ultimately, it was decided that the Bank would market its deposit products on a national basis.
Corus concluded that de novo branching was expensive and its success uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Since Corus did not have an extensive branch network, the decision to offer above average rates nationally proved to be the most efficient and cost effective strategy for the Bank. The strategy was scalable because deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective because the Bank wouldn’t be saddled with the overhead of a large branch network when loan volume declined. And since the Bank originated loans on a national basis, it made sense to originate deposits nationally as well.

Corus Bank’s ability to gather deposits is a function of its ability to continue to offer above national average rates and as stated above, we do not know what impact the new rule will have on the Bank’s deposit rates, and therefore, its ability to attract and retain deposit balances.
SUBORDINATED DEBENTURES RELATING TO TRUST PREFERRED SECURITIES
As of December 31, 2008, Corus had $409.4 million in floating rate junior subordinated notes (the “Debentures”) which included the original issuance of $404.6 million in Debentures, as well as $4.8 million in deferred interest payments related to those Debentures. The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company.
The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events). Furthermore, while interest payments on the Debentures are payable quarterly, so long as an event of default has not occurred, Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the debenture agreements include failure to pay interest after 20 consecutive quarter of deferral, failure to pay all principal and interest at maturity, or filing bankruptcy.
The deferral provisions were intended to provide Corus with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets. During the deferral period Corus is precluded from declaring or paying any dividends to common shareholders or repurchasing its common stock, among other restrictions.
On November 18, 2008, Corus’ Board of Directors (the “Board”) elected to defer further interest payments on each of the Debentures in order to conserve cash at the holding company. As no default has occurred, Corus exercised the right to defer interest payments for up to 20 consecutive quarters. The Company continues to accrue interest expense and, under the terms of the Debentures, is required to bring the interest payments current in the fourth quarter of 2013. The Company has provided appropriate notice of its election to defer interest payments to the Trustee of each Trust as required by the respective indentures.
On February 18, 2009, the Company entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”). The Agreement restricts the Company from paying any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. While no interest payments are required until 2013, the existence of the Agreement could ultimately result in a default under the provision of the Debentures.
All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest expense on the Debentures will be in the future. However, based on December 31, 2008, market interest rates, the interest expense would be approximately $16 million per annum.

Finally, while the Trusts are not consolidated with the Company for financial statement purposes, banking regulations allow for bank holding companies to include (up to certain limits) the amount of Trust Preferred Securities, issued by subsidiary trusts, in their regulatory capital calculations. As of December 31, 2008, Corus included $95 million of Trust Preferred Securities in its “Tier 1 Capital”, and $298 million of Trust Preferred Securities in “Tier 2 Capital.” See the section titled “Regulatory Capital and Ratios” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
OTHER BORROWINGS
In September 2008, the Company terminated its loan agreement with LaSalle Bank, N.A. (“LaSalle”), a subsidiary of Bank of America Corporation. The loan agreement, which was originally dated June 26, 2001 and last amended March 31, 2008, provided Corus with a $50 million revolving line of credit.
The loan agreement was cancelled at Corus’ request. Although the loan agreement allowed for Corus to use the line of credit for any general corporate purpose, it had historically been used to fund loan participations entered into by the holding company with its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”). Loan participations between the holding company and the Bank have declined significantly in 2008, and management anticipates that the holding company will not enter into any new loan participations with the Bank.
Interest payments were due quarterly and were computed at an annual interest rate of LIBOR plus 1.40% on any outstanding balances. There were no fees associated with terminating the loan agreement before its scheduled maturity (February 28, 2010). The loan agreement had been collateralized by 100% of the common stock of the Bank.
In addition to the revolving line of credit, other borrowings include debt related to periodic balances associated with Corus’ role of facilitating tax payments for the U.S. Treasury. Interest is paid at the rate of the Federal Funds Rate minus 0.25%, and the debt is secured by a pledged security valued at approximately $5.5 million.
SHAREHOLDERS’ EQUITY
At December 31, 2008 and 2007, Shareholders’ Equity was as follows:

December 31	2008	2007
(dollars in thousands)
Common stock	$2,686	$2,751
Surplus	35,260	44,602
Equity awards outstanding	8,622	8,215
Retained earnings	236,703	713,416
Accumulated other comprehensive income/ (loss)	(706)	20,413

Total Shareholders’ Equity	$282,565	$789,397

During 2008, Corus repurchased and retired 1,307,400 shares of common stock. The open market purchases of 1,307,400 were made under the common share repurchase program approved by the Board of Directors in October 2007 (the “Share Repurchase Program”), which authorized the repurchase of up to five million shares. Of the five million shares authorized to be repurchased, 291,900 shares were repurchased in 2007. As of December 31, 2008, there were 3,400,700 remaining shares authorized for repurchase under the Share Repurchase Program.
While additional share repurchases are authorized under the Share Repurchase Program, Corus is restricted from repurchasing shares pursuant to two separate agreements. First, as stipulated in the Company’s indenture agreements relating to its Trust Preferred Securities, the Company is prohibited from purchasing its own common stock during the period in which the Company has elected to defer interest payments on the Trust Preferred Securities. As disclosed in the “Subordinated Debentures Relating to Trust Preferred Securities” section, as of December 31, 2008, the Company has formally deferred such interest payments. Second, on February 18, 2009, the Company entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”). The Agreement prohibits the Company from repurchasing or redeeming any shares of its stock without the prior approval of the FRB. Among other things, the Agreement also restricts the payment of dividends by the Company, without the prior approval of the FRB.
Surplus decreased by $9.3 million primarily due to the “loss sharing” impact of Corus’ Commission Program for Commercial Loan Officers, which accounted for a decrease in surplus of $11.7 million. As discussed in the Noninterest Expense section, Corus recorded negative compensation expense totaling $16.5 million to reflect probable or actual loss sharing under the Commission Program for Commercial Loan Officers. To the extent loss sharing related to holdbacks “invested” in Corus stock, the amounts were recorded as a reduction to surplus. Partially offsetting the loss sharing adjustments was an increase resulting from current year holdbacks.
The increase in equity awards outstanding was due to increases resulting from the recognition of expense associated with equity compensation plans, partially offset by the expirations of stock options.
Retained earnings decreased by $476.7 million, which resulted from a combination of (1) the consolidated 2008 loss of $456.5 million, (2) the Company declaring and paying approximately $13.8 million in dividends to the holders of Corus’ common stock, and, (3) the impact of repurchasing and retiring common stock.
Finally, accumulated other comprehensive income/(loss) decreased by $21.1 million. This decrease was due to the reduction in net unrealized gains on Corus’ portfolio of equity securities as a result of the sale of the entire portfolio. In addition, in accordance with pension plan accounting rules, poor investment returns related to Corus’ pension plan are partially reflected as a decrease in accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of the actions referred to in Note 1 of the consolidated financial statements. The uncertainty of successful execution of our plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
SOURCES
Corus (Holding Company)
At December 31, 2008, the holding company had cash of $48 million. By comparison, the holding company had cash and marketable equity securities of $163 million and $140 million, respectively, for a total of $303 million one year earlier. During the first half of 2008, the holding company sold its entire portfolio of equity securities in financial industry companies. See Uses section below regarding decrease in cash compared to 2007. At December 31, 2008, all holding company cash balances were held on deposit with the Bank.
Historically, the holding company has relied on a combination of earnings at the Bank, received in the form of dividends, and the issuance of Trust Preferred Securities as sources of liquidity. It is unlikely, however, that either source will be available for the foreseeable future.
Ongoing troubles in the credit market continue to negatively impact the Bank’s loan portfolio and earnings power thus limiting its ability to fund the holding company. In addition, on February 18, 2009, the holding company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”). The Written Agreement, among other things, restricts the holding company from taking any dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB.
Trust Preferred Securities are also not likely to be a source of liquidity to the holding company. The Agreement with the FRB includes a restriction limiting Corus’ ability to increase debt. Specifically, Corus is restricted from incurring, increasing or guaranteeing any debt without the prior approval of the FRB.
In an attempt to address the issues many banks are facing, the U.S. Treasury Department has made funds available to certain banks under its Troubled Asset Relief Program Capital Purchase Program (the “Program”). As disclosed in previous filings, the holding company submitted its application for funds under the Program on November 14, 2008. Corus has received a preliminary response from the Treasury Department indicating that it will not approve the application.
In an attempt to increase capital and secure additional liquidity for the holding company, the Company’s Board of Directors formed a Strategic Planning Committee. The Strategic Planning Committee hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company. Possible strategic alternatives include, among others, a capital investment, sale, strategic merger or some form of restructuring. The Company’s likelihood of success in this endeavor cannot be predicted at this time.

Absent securing some form of additional capital, the only other source of additional liquidity available to Corus is income earned on its cash held on deposit at the Bank.
Corus Bank, N.A.
At December 31, 2008, Corus Bank, N.A. (the “Bank”), a wholly-owned subsidiary of Corus Bankshares, Inc., (the “holding company”), had liquid assets totaling $3.9 billion, or 46% of its total assets versus $4.3 billion, or 49% of total assets at December 31, 2007. The $3.9 billion in liquid assets includes cash of $0.3 billion, time deposits with banks of $1.9 billion and readily salable marketable securities of $1.6 billion. In addition to proceeds from sales or maturities of time deposits and securities, the Bank’s sources of cash include loan paydowns/payoffs and new customer deposits. Approximately $400 million of the Bank’s liquid assets were pledged as collateral to the Federal Reserve Bank.
As of December 31, 2008, the Bank had loans outstanding, net of the allowance for loan losses, of $3.8 billion. The portfolio consists almost exclusively of commercial real estate loans, primarily to condominium developers. The condominium loans typically require payment of principal either upon sale of individual units or at loan maturity. As presented in the Loan Portfolio section of this report, paydowns/payoffs have slowed recently as a result of the sagging market for residential housing in the U.S. Paydowns and payoffs totaled $2.1 billion for all of 2008, however the fourth quarter included only approximately 10% of the full year amount, a trend that could continue if market conditions do not improve.
The other primary source of liquidity is from new deposits. However, our ability to attract new deposits and retain existing deposits may have been hampered by the Consent Order with the OCC. Under the Consent Order issued by the OCC, effective February 18, 2009, the Bank must comply with restrictions relative to the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. This restriction is potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.
As background, the Chicago banking market is extremely fragmented (over 140 banks and thrifts) and competitive. As Corus’ needs for additional funding grew over the years, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Corus concluded that building new branches was expensive and its success uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Brokered deposits were not attractive since they were less likely to be available in a time of crisis. As an alternative, Corus decided that offering above average rates nationally, promoted via the internet, was the most efficient and cost effective strategy for the Bank. The strategy was scalable so deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective since the Bank wouldn’t be saddled with the overhead of a large branch network when loan volume declined.
This strategy makes Corus particularly vulnerable to a restriction on the level of interest rates it offers. Management believes Corus’ ability to attract deposits is a function of its ability to continue to offer rates above the national average. To the extent that Corus is restricted from offering high deposit interest rates, liquidity may be negatively impacted, possibly materially.

The current FDIC rules on interest rate restrictions establish that the Bank may not offer interest rates higher than 75 basis points above the rates of interest on deposits offered in the Bank’s normal market area. Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009 through March 20, 2009, Corus experienced deposit run-off of $319 million. However, it should be noted that part of the Bank’s strategy, as noted above, involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $293 million during the same period.
On January 27, 2009, a new rule was proposed (subject to a 60 day comment period) by the FDIC’s board of directors that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
We do not know whether there will be changes to the proposed rule or whether it will be adopted at all, or what impact the final rule will have on Corus. However, the Bank has historically paid above average rates locally and nationally, and as a result, the restrictions on interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.
In addition to the impact of interest rate restrictions, the Bank also faces the potentially negative impact of reputation risk. While insurance provided by the FDIC may negate this risk to borrowers who maintain balances at or below insurable amounts, it is uncertain to what extent the Bank will be able to maintain existing or attract new deposits due to negative publicity.
To address our ongoing liquidity concerns, the Bank has developed a Contingency Funding Plan (“CFP”). The intention of the CFP is to identify scenarios that may indicate possible funding problems leading to liquidity issues and have a response plan in place to minimize the risk of such liquidity issues. The CFP is intended to help Bank management anticipate and, to the extent possible, plan for a severe liquidity event. It identifies scenarios that are outside of “normal” conditions such as market-wide disruptions in the credit and/or capital markets or Bank specific situations that could affect the Bank’s ability to meet its day-to-day liquidity needs.
USES
Corus (Holding Company)
Historically, one of the holding company’s primary uses of cash was capital infusions into the Bank. While such infusions were previously done to increase Bank capital such that the Bank could make larger loans, the 2008 capital infusions of $138 million were done in an effort to strengthen the Bank after recent losses incurred during the second and third quarters of 2008.

With only $48 million of cash remaining at December 31, 2008, the holding company’s ability to continue such capital infusions is limited (see discussion regarding Sources above).
Additional uses of holding company funds have also included dividends to shareholders, interest and principal payments on debt, share repurchases, the purchase of marketable securities, and the payment of operating expenses. While in 2008 Corus voluntarily eliminated its quarterly dividend and, under the terms of the Trust Preferred Securities, deferred all interest payments related to the Trust Preferred Securities, under the Agreement with FRB, any use of funds are now subject to FRB approval.
Finally, as of December 31, 2008, the holding company has two outstanding loan commitments related to loans originated by the Bank. Commitments under the loans total approximately $25 million. The loans are participations of Bank loans and fund on a last-in-first-out basis, meaning that the Bank would have to fund its entire commitment before the holding company funds anything. It is likely that the holding company will need to fund its commitment during 2009.
Corus Bank, N.A.
The Bank’s historic principal uses of cash include loan funding (both new loans as well as drawdowns of unfunded loan commitments), depositor withdrawals and, to the extent applicable, dividends to the holding company (see section below entitled “Dividend Restrictions” for a further discussion). At December 31, 2008, the Bank had unfunded commercial real estate loan commitments of $1.7 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 12 months.
The Bank must also retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses. Corus deposits are primarily from short-term certificates of deposit (“CDs”), virtually all with original maturities of one year or less, and money market accounts. These deposits present a potentially greater liquidity risk than would longer-term funding alternatives. The Bank must therefore be prepared to fund those withdrawals and, as such, internally allocates a substantial pool of its investment securities “against” deposits.
Finally, the Bank must have sufficient funds available to fund various operating expenses. Expenses associated with problem loans have increased in 2008 and are expected to continue increasing. These costs include OREO property expenses, protective advances, legal, consulting, FDIC insurance costs, and others.
REGULATORY CAPITAL AND RATIOS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

As presented in Note 1 to the consolidated financial statements, on February 18, 2009, the Company announced that, in coordination with, and at the request of, both the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and the Bank, respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. While the Agreement requires Corus to develop a capital plan to address the Company’s and the Bank’s capital requirements, it did not contain any changes with respect to the minimum capital ratios required for the Company. The Order, however, increases significantly the minimum capital ratios for the Bank to achieve and maintain by June 18, 2009. Under the Order, the minimum capital ratios are as follows: Tier 1 Leverage was increased to 9% and Tier 1 Risk-Based was increased to 12%. There was no change to the Total Risk-Based ratio, but, by definition it cannot be lower than the Tier 1 Risk-Based ratio of 12%.
As of December 31, 2008, although the Bank was in compliance with the previous minimum capital ratios, it would not have been in compliance with the new higher minimum capital ratios discussed above. The OCC may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category. Future noncompliance with regulatory capital requirements raises substantial doubt about the Bank’s ability to stay solvent and the Company’s ability to continue as a going concern. In addition, the OCC could issue a prompt corrective action directive, which could result in the Bank being placed into receivership and as a result could also cause the Company to be unable to continue as a going concern.
At this point in the housing cycle, we are experiencing significant loan quality issues. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
We have determined that significant additional sources of capital will be required for us to continue operations through 2009 and beyond. The Company’s Board of Directors has formed a Strategic Planning Committee. The Strategic Planning Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring, however, there can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements. If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank, including placing the Bank into conservatorship or receivership.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-adjusted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). While management believes that the Company and the Bank met all applicable capital adequacy requirements as of December 31, 2008, as a result of the Order it no longer may be in compliance with applicable capital requirements not later than June 18, 2009.
As of December 31, 2008 and 2007, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. However, given the events and conditions discussed above, the Bank would not have met the minimum had the Order been in effect as of December 31, 2008 and would not have been considered well-capitalized.
Additional Considerations Regarding the Calculation of Regulatory Capital and Ratios
Trust preferred securities are includable in the regulatory capital measures based on certain rules. Importantly, the allowable amounts can change dramatically as equity declines below certain levels. While a complete review of all the rules is beyond the scope of this document, it is important to be aware of certain limits that may begin to impact the Company’s ratios. Note that this discussion regarding the inclusion of trust preferred securities in capital calculations impacts only the ratios calculated at the consolidated level and, accordingly, is not applicable to the Bank ratios.
Tier 1 Capital — Regulatory rules allow trust preferred securities to be included in Tier 1 capital up to 25% of the sum of all Tier 1 capital elements, including the trust preferred securities. In other words, Corus’ trust preferred securities may be included in Tier 1 capital in an amount equal to one-third of its equity. Therefore, given Corus’ current level of capital, each $1.00 reduction in Corus’ equity will result in a $1.33 reduction in Tier 1 capital.
Total Capital (Tier 1 capital plus Tier 2 capital) — As current regulations provide, total Tier 2 capital may not exceed Tier 1 capital. In summary, taken together with the Tier 1 limits described above, each $1.00 reduction in Corus’ equity will cause (at a minimum) a $2.00 reduction in its Total capital.
Concentrations in Commercial Real Estate Lending
In December 2006, the OCC, together with the Board of Governors of the Federal Reserve System and the Federal Insurance Corporation (the “Agencies”), issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance indicates it is intended to “reinforce and enhance the Agencies’ existing regulations and guidelines for real estate lending” and, to “remind institutions that strong risk management practices and appropriate levels of capital are important elements of a sound Commercial Real Estate (“CRE”) lending program, particularly when an institution has a concentration in CRE loans.” Importantly, the Guidance states that it, “...does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.”
While the Guidance states that it, “...does not define a CRE concentration,” it does outline ‘supervisory monitoring criteria’ that, “...the Agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk.” Those criteria are: “(1) Total loans for construction, land development, and other land representing 100 percent or more of the institution’s total capital, or (2) Total commercial real estate loans representing 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate portfolio increasing by 50% or more during the prior 36 months.”

As of December 31, 2008, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.5 billion, which represented 501% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves. Also as of December 31, 2008, the Bank had commercial real estate loan balances outstanding totaling $4.0 billion, which represented 570% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of December 31, 2008.
The Order issued by the OCC includes a requirement that the Bank “adopt, implement and thereafter ensure Bank adherence to” a revised written commercial real estate (“CRE”) concentration management program (the “Program”) designed to manage the risk in the Bank’s CRE portfolio in accordance with regulatory guidelines. While Corus intends to comply with the OCC’s request, if and when the Bank resumes commercial lending, we will not be able to change the Bank’s commercial real estate concentration until such time as we originate new loans outside of the commercial real estate sector.
DIVIDEND RESTRICTIONS
The Agreement entered into with the FRB prohibits the payment of any dividends, by either the Bank or the holding company, without FRB approval. The payment of dividends by the Bank is further restricted under the Consent Order and by various other federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. Based on these constraints, the Bank was not in position to distribute any amount to the holding company at December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS
As of the date of this report, Corus had no off-balance sheet arrangements, as defined by Securities and Exchange Commission Regulation S-K Item 303(a)(4).
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table presents Corus’ contractual obligations as of December 31, 2008:

	Payments due by period
(in thousands)	Less than			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
Certificates of deposit	$5,271,473	$83,355	$8,641	$125	$5,363,594
Deposits without a stated maturity	2,228,866	—	—	—	2,228,866
Subordinated debentures relating to Trust Preferred Securities	—	—	4,767	404,647	409,414
Pension obligations	1,156	2,523	2,905	8,573	15,157
Purchase obligations	1,715	3,619	3,929	1,759	11,022
Minimum fixed lease obligations	793	1,494	1,560	1,725	5,572
Other borrowings	725		—	—	725

Total	$7,504,728	$90,991	$21,802	$416,829	$8,034,350

The above table includes deferred interest payments accrued as of December 31, 2008, on long-term obligations but excludes future interest to be paid on both deposit accounts and long term obligations. Also excluded are future amounts that may be payable pursuant to the Commission Program for Commercial Loan Officers, which is discussed in detail under the “Noninterest Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Corus had the following lending commitments as of December 31, 2008:

(in thousands)
Unused commitments under lines of credit	$1,735,270
Standby letters of credit	8,813
Commitment letters outstanding	—

Total commitments outstanding	$1,744,083

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
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (the “Allowance”) is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. The Allowance is available to absorb losses inherent in the loan portfolio. Increases to the Allowance result from provisions for credit losses that are charged to earnings and from recoveries of previously charged-off amounts. Decreases to the Allowance result as loans, or portions thereof, are charged off. In general, the Bank will maintain specific reserves for losses that are unconfirmed and record charge-offs for losses that become confirmed (generally when foreclosure is expected or the borrower stops supporting the loan).
The Allowance for Loan Losses is based upon quarterly analyses. Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, defined by Generally Accepted Accounting Principles as loans where “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” Management historically used a loan rating system consistent with regulatory standards of the Office of the Comptroller of the Currency (the “OCC”). Using this system in the past, the impairment test was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” For purposes of determining the appropriate Allowance at December 31, 2008, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve.
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

The Company also maintains an unallocated reserve in its Allowance account. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans.
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses. Specific reserves are typically not applicable to unfunded amounts since any specific reserve would first be applied to the funded balance. General reserves are based on the same loss factors used for the Allowance for Loan Losses. However, to the extent that management believes that the risks associated with unfunded amounts differ from the funded portfolio, management may modify the loss factors applied.
FAIR VALUE MEASUREMENTS
Corus uses fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures. Available-for-sale securities and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. Information about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used and its impact to earnings is included in the notes to consolidated financial statements.
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

In accordance with SFAS 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves. All of our recurring financial instruments use either Level 1 or Level 2 measurements to determine fair value adjustments recorded to our financial statements.
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
At December 31, 2008, approximately 20% of total assets, or $1.6 billion, consisted of financial assets recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. At December 31, 2008, approximately 14% of total assets, or $1.1 billion (net of costs to sell of $41 million), were recorded at fair value on a nonrecurring basis, all of which were impaired loans measured using appraisals or internally-developed models, both having significant unobservable inputs, or Level 3 measurements.
See Note 14 to the consolidated financial statements for a complete discussion on our use of fair valuation of financial assets and liabilities and the related measurement techniques.
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
The Company has $43.3 million of deferred tax assets which relate to expected future tax deductions arising primarily from the allowance for credit losses. For more details, see Note 5 and Note 11 to the accompanying consolidated financial statements.

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
Among other things, should tax statutes, the timing of deductibility of expenses or expectations for future performance change, the Company could decide to adjust its valuation allowances, which would increase or decrease tax expense, possibly materially. However, future changes in the valuation allowance will not have a material effect on the Company’s liquidity or compliance with any debt covenants.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•
The risk that Corus will not be able to adequately address its current severe liquidity issues. Corus is no longer originating new loans, and so must rely on payments from existing loans, an increasing number of which are non-performing or are in danger of becoming non-performing loans. Corus is unable to raise capital by issuing Trust Preferred Securities or other similar instruments, may be restricted in the amount of interest it can pay on bank deposits, which would likely limit the amount of new deposits it can attract, and is unlikely to receive money through the TARP program. All of these factors, as well as the ones discussed elsewhere in this Annual Report, could impact Corus’ ability to continue as a going concern;

•
The risk that Corus will not be able to develop and implement a capital plan that satisfies its obligations under the Written Agreement with the Federal Reserve Bank and the Consent Order with the OCC, the latter of which could result in the OCC forcing a sale or liquidation of the Bank;

•
The risk that Corus will not be able to satisfy the standards necessary to be considered “well capitalized” under the elevated standards contained in the Consent Order. The failure to do so would, among other things, restrict the amount of interest that the Bank can charge its customers;

•
The risk that the current crisis in the U.S. residential housing and mortgage market does not improve or deepens before there is a meaningful recovery. The severe distress in the housing market is having numerous adverse effects on Corus, including decreased loan originations, decreased earnings, and deteriorating credit quality trends (as reflected in nonaccrual loans, charge-offs and loan loss provisions), among other issues. Additional risks associated with the housing crisis relate to potentially weak sales of condominium units and/or cancellations of condominium “presale” contracts, and the adverse impact these events could have on loan paydowns and collateral valuations;

•	The risk that continued negative publicity regarding our financial position will have an adverse effect on our operations;
•
The risk that borrowers will not be able to complete the construction of projects in a timely fashion and/or within budget and, along interrelated lines, the risk that guarantors will not be able to honor their guarantees in a material fashion, including their completion guarantees (related to halted projects, cost overruns on projects, etc.);

•
The risk that interest rates could increase and the negative impact such a shift could have on housing demand and/or values and on our borrowers’ ability to support the higher interest rate “carry costs” on our loans, the vast majority of which bear interest at floating rates;

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

•
The risk that Corus will be unable to attract and retain deposits at pricing that is cost-effective, particularly in light of the fact that Corus would be restricted as to the amount of interest it could pay on deposits if it is unable to remain well-capitalized;

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
Do not unduly rely on forward-looking statements. They give Corus’ expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and, except as required by law, Corus does not intend to update them to reflect changes that occur after that date. For a discussion of factors that may cause actual results to differ from expectations, refer to Part I Item 1A of this Annual Report on Form 10-K. Any factor described in this Annual Report or in any document referred to in this Annual Report could, by itself or together with one or more other factors, adversely affect the Company’s business, earnings and/or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK MANAGEMENT
INTEREST RATE RISK & ASSET/LIABILITY MANAGEMENT
Corus’ operations are subject to risk resulting from interest rate fluctuations as a result of differences between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods. The principal objective of Corus’ asset/liability management activities is to provide maximum levels of net interest income while staying within acceptable levels of interest rate risk. Corus uses an internally developed model as the primary quantitative tool in measuring its potential interest rate risk. The model simulates results under a variety of interest rate scenarios to quantify the potential effect changes in interest rates could have on future levels of net interest income. These simulations incorporate numerous assumptions, including estimates and projections regarding the future: composition of Corus’ balance sheet (i.e., loans, deposits, etc.), pricing of Corus’ assets and liabilities (i.e., loan, investment and deposit yields), level of nonaccrual assets, uses of derivative financial instruments (which may include basis swaps, interest rate swaps, floors, and options), among many others.
In order to gauge Corus’ sensitivity to changes in interest rates, management calculated the potential impact that changes in interest rates could have on Corus’ net interest income over the next calendar year. Corus then compared the projected net interest income under a “Stable” rate scenario (i.e., a scenario in which interest rates do not change) to a variety of hypothetical scenarios (scenarios that are expected to reasonably reflect possible near-term changes in interest rates). The specific scenarios outlined in the table below reflect interest rates rising and falling by 100 basis points (“bp”) and 200 bp in a gradual, linear fashion (“ramps”) over the course of twelve months. Further, management assumes that these changes in interest rates both occur uniformly across the entire yield curve, and are consistent for treasury yields and LIBOR. It is important to note that Corus’ actual results may, and most likely will, differ from simulated results due to various factors (including timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, and changes in balance sheet composition, among other factors).
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
Over the long term, the combination of shareholders’ equity, along with the demand and “administered-rate” deposits, is expected to be greater than Corus’ long-term fixed-rate or noninterest earning assets (primarily cash, fixed-rate loans, nonaccrual loans and fixed assets). As a result, during times of changing interest rates (in Corus’ case, short-term interest rates), this would give rise to more assets repricing than liabilities repricing. This is referred to, in banking parlance, as being “asset sensitive.” As a result of its asset-sensitive position, Corus generally expects that, all else being equal and over a sufficiently long period of time, increases in short-term interest rates would give rise to an increase in Corus’ net interest income. Conversely, it is generally anticipated that decreases in short-term interest rates will result in a decrease in Corus’ net interest income over a sufficiently long period of time.
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

DEPOSIT PRICING
As discussed above, Corus anticipates that, generally, over a long-term horizon the majority of its liabilities will reprice to reflect changes in interest rates. This general view ignores the potential impact that increased competition and regulatory restrictions may, and currently does, have on our ability to price deposits at similar spreads (to comparable treasury rates) to that which we have experienced in the past. Additionally, lower absolute levels of interest rates may impact Corus’ ability to reduce the rates it pays on deposits as rapidly and/or as fully as rates fall.
At December 31, 2008, a significant portion of Corus’ liabilities consisted of certificates of deposit (“CDs”) and money market accounts. The CDs had fixed rates and nearly all had original terms of six or twelve months. The money market deposits have no stated maturity and generally reprice weekly. Historically, the rates Corus paid on CDs and money market accounts ‘floated’ within a range to comparable treasury yields, except during periods of very low short-term interest rates — during which times deposit spreads tended to “widen out.” The competition for deposits continued to increase during 2008 after increasing dramatically in 2007. This competition has given rise to some of the highest deposit costs (relative to U.S. Treasuries) in the Company’s history. While the increased deposit costs are to some degree another manifestation of the overall liquidity ‘crunch’ in the credit markets, it is harder to gauge how long it will take before these costs return to ‘normal’ levels. Spreads also widened because of wider spreads relating to credit risk of Corus.
The following table, which reflects the interest risk positions as of December 31, 2008 and December 31, 2007, illustrates Corus’ positions under each of the interest rate “ramp” scenarios. When reviewing the table below, it is important to understand that the various changes in interest rates shown are potential changes to the level of short-term interest rates that were prevailing as of each period end (for example the 3-month Treasury yield was 0.08% at December 31, 2008 versus 3.25% at December 31, 2007). As a result, a 100bp increase in rates from December 31, 2008 levels would represent a very different interest rate scenario than a 100bp increase in rates from December 31, 2007 levels. Interest rate sensitivity was as follows:

Rate Ramp Amount (1)	-200 bp	-100 bp	0 bp	+100 bp	+200 bp

Percent change in the next twelve months’ net interest income vs. constant rates

December 31, 2008	n/m	n/m	—	(3.5)%	(5.9)%
December 31, 2007	(13.7)%	(8.8)%	—	9.3%	18.7%

n/m	- Not meaningful

(1)	These “ramps” represent hypothetical gradual and sustained changes from rates as of December 31, 2007 and December 31, 2008.
The above table indicates that Corus’ projected interest rate sensitivity, as measured over the next twelve months, has changed materially since December 31, 2007.

At December 31, 2008, Corus had non-accrual loans totaling $2.0 billion. As discussed above, non-accrual loans essentially become fixed-rate assets from an interest rate risk perspective. Therefore, with such a large proportion of loans non-accrual, Corus is no longer in an asset-sensitive position in the short-term. With more liabilities re-pricing than assets, the percentage change in net interest income under increasing rate ramp scenarios is negative. Due to the very low interest rates at December 31, 2008, many of the interest rate floors built into most of Corus’ loans were “in-the-money.” As previously mentioned, the rate on loans with floors is “effectively” fixed and this remains the case for some of these loans even under increasing rate ramp scenarios. Although the table above shows that Corus is not in an asset sensitive position in the short-term, it is important to note that, all else being equal and over a sufficiently long period of time, Corus generally expects an increase in short-term interest rates would give rise to an increase in Corus’ net interest income.
It is also important to note that Corus’ interest rate sensitivity model does not attempt to forecast the potential impact of changes in the overall health of the economy, the vibrancy of the residential real estate market, etc. on Corus net interest income. Thus, the level of net interest income being projected by this model cannot be viewed in isolation from the numerous other exogenous factors that may significantly affect Corus.
As of December 31, 2007 Corus was also exposed to price risk associated with equity investments. As a result though of having sold the remainder of its common stock portfolio prior to June 30, 2008, this risk is now minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Corus Bankshares, Inc.
We have audited the accompanying consolidated balance sheets of Corus Bankshares, Inc. and subsidiaries (collectively, the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corus Bankshares, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations. As discussed in Notes 1 and 18 to the consolidated financial statements, the Company is operating under written agreements with its principal banking regulators, which require management to take a number of actions, including, among other things, restoring and maintaining its capital levels at amounts that are in excess of the Company’s current capital levels. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these matters are described in Notes 1 and 18. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 6, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois

April 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Corus Bankshares, Inc.
We have audited Corus Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Corus Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Corus Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Corus Bankshares, Inc. and our report dated April 6, 2009, expressed an unqualified opinion thereon that included an explanatory paragraph regarding Corus Bankshares, Inc.’s ability to continue as a going concern.

Chicago, Illinois

April 6, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Corus Bankshares, Inc. (“Corus” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. Corus’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Corus’ internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Corus’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2008, Corus maintained effective internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm who audited and reported on the consolidated financial statements of Corus, included in this Annual Report on Form 10-K an attestation report on Corus’ internal control over financial reporting.
Robert J. Glickman
President and Chief Executive Officer
April 6, 2009

Consolidated Balance Sheets

December 31	2008	2007
(dollars in thousands, except per share data)

Assets
Cash and due from banks — noninterest-bearing	$67,633	$76,707
Interest-bearing deposits with the Federal Reserve	141,036	—
Federal funds sold	100,000	586,500

Cash and Cash Equivalents	308,669	663,207
Time deposits with banks	1,930,918	—
Securities:
Available-for-sale, at fair value:
U.S. Government agencies (amortized cost $1,621,499 and $3,619,875)	1,634,014	3,618,265
Equity securities (cost $0 and $101,981)	—	135,981
Other securities (amortized cost $3,394 and $3,308)	2,839	4,492

Total Securities	1,636,853	3,758,738

Loans, net of unearned income	4,052,609	4,409,387
Less: Allowance for loan losses	269,357	70,992

Loans, net	3,783,252	4,338,395

Other real estate owned	408,987	36,951
Taxes receivable	134,168	13,378
Premises and equipment, net	33,284	26,875
Accrued interest receivable	31,126	34,550
Other assets	86,231	54,483

Total Assets	$8,353,488	$8,926,577

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest-bearing	$7,384,427	$7,365,205
Noninterest-bearing	208,033	254,477

Total Deposits	7,592,460	7,619,682

Subordinated debentures relating to Trust Preferred Securities	409,414	404,647
Other borrowings	725	54,945
Accrued interest payable	12,892	17,257
Dividends payable	—	13,761
Other liabilities	55,432	26,888

Total Liabilities	8,070,923	8,137,180
Shareholders’ equity:
Common stock, $0.05 par value, 130,000,000 shares authorized; 53,710,980 and 55,011,680 shares issued, respectively	2,686	2,751
Surplus	35,260	44,602
Equity awards outstanding	8,622	8,215
Retained earnings	236,703	713,416
Accumulated other comprehensive income/(loss)	(706)	20,413

Total Shareholders’ Equity	282,565	789,397

Total Liabilities and Shareholders’ Equity	$8,353,488	$8,926,577

See accompanying notes.

Consolidated Statements of Income

Years Ended December 31	2008	2007	2006
(in thousands, except per share data)

Interest, Points and Fees, and Dividend Income
Interest, points and fees on loans	$302,119	$446,221	$500,973
Federal funds sold	7,868	15,479	18,307
Interest-bearing deposits with the Federal Reserve	300	—	—
Time deposits with banks	46,580	—	—
Securities:
Interest	74,875	247,866	212,913
Dividends	1,320	6,891	7,309

Total Interest, Points and Fees, and Dividend Income	433,062	716,457	739,502

Interest Expense
Deposits	315,052	394,896	369,791
Subordinated debentures relating to Trust Preferred Securities	23,106	30,941	28,547
Other borrowings	1,487	4,163	988

Total Interest Expense	339,645	430,000	399,326

Net Interest Income	93,417	286,457	340,176
Provision for credit losses	637,500	66,000	7,500

Net Interest Income/(Loss) After Provision for Credit Losses	(544,083)	220,457	332,676

Noninterest Income
Securities gains/(losses), net	26,087	4,673	6,071
Service charges on deposit accounts	9,200	10,114	10,961
Other income	3,611	3,851	3,894

Total Noninterest Income	38,898	18,638	20,926

Noninterest Expense
Employee compensation and benefits	23,254	44,508	45,756
Other real estate owned and protective advances	15,507	2,652	149
Insurance — FDIC	7,337	3,389	956
Net occupancy	5,697	4,463	3,961
Depreciation — furniture and equipment	2,237	2,010	1,838
Data processing	1,827	2,373	2,025
Goodwill impairment	—	4,523	—
Other expenses	14,738	11,656	11,196

Total Noninterest Expense	70,597	75,574	65,881

Income/(Loss) Before Income Taxes	(575,782)	163,521	287,721
Income tax expense/(benefit)	(119,319)	57,317	98,277

Net Income/(Loss)	$(456,463)	$106,204	$189,444

Net income/(loss) per common share:
Basic	$(8.41)	$1.89	$3.38
Diluted	(8.41)	1.85	3.28
Cash dividends declared per common share	0.25	2.00	0.90
Average common shares outstanding
Basic	54,261	56,273	55,968
Diluted	54,261	57,265	57,705

See accompanying notes.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except per-share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2005	$2,792	$25,882	$7,770	$609,334	$43,997	$689,775

Net income	—	—	—	189,444	—	189,444
Other comprehensive income:
Changes in net unrealized gains on securities	—	—	—	—	24,683	24,683
Reclassification adjustment for net gains realized in net income	—	—	—	—	(6,071)	(6,071)
Income tax effect	—	—	—	—	(6,331)	(6,331)

Comprehensive Income						201,725

Adjustment to initially apply FASB Statement No 158-net of tax	—	—	—	—	(1,677)	(1,677)

Share-based compensation	—	—	1,905	—	—	1,905

Shares issued under stock option plans, 182,260 common shares	9	3,415	(635)	—	—	2,789

Commisions held back (1)	—	1,647	—	—	—	1,647
Shares issued under the Commission Program for Commercial Loan Officers, 314,830 common shares	16	860	—	—	—	876

Repurchase and retirement of 100,600 common shares	(5)	(21)	—	(2,061)	—	(2,087)
Cash dividends declared on common stock, $0.90 per common share	—	—	—	(50,426)	—	(50,426)

Balance at December 31, 2006	$2,812	$31,783	$9,040	$746,291	$54,601	$844,527

Net income	—	—	—	106,204	—	106,204
Other comprehensive income:
Changes in net unrealized gains on securities	—	—	—	—	(48,651)	(48,651)
Reclassification adjustment for net gains realized in net income	—	—	—	—	(4,673)	(4,673)
Change in net unrealized pension loss	—	—	—	—	791	791
Income tax effect	—	—	—	—	18,345	18,345

Comprehensive Income						72,016

Share-based compensation	—	—	1,854	—	—	1,854

Shares issued under stock option plans, 1,009,860 common shares	51	12,222	(2,660)	—	—	9,613

Stock option expirations	—	13	(19)	—	—	(6)

Commisions held back (1)	—	1,515	—	—	—	1,515
Shares issued under the Commission Program for Commercial Loan Officers, 94,331 common shares	5	67	—	—	—	72

Repurchase and retirement of 2,338,489 common shares	(117)	(998)	—	(26,108)	—	(27,223)
Cash dividends declared on common stock, $2.00 per common share	—	—	—	(112,971)	—	(112,971)

Balance at December 31, 2007	$2,751	$44,602	$8,215	$713,416	$20,413	$789,397

Net loss	—	—	—	(456,463)	—	(456,463)
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	4,473	4,473
Reclassification adjustment for net gains realized in net loss	—	—	—	—	(26,087)	(26,087)
Change in net unrealized pension loss	—	—	—	—	(11,276)	(11,276)
Income tax effect	—	—	—	—	11,771	11,771
Comprehensive Loss						(477,582)

Share-based compensation	—	—	1,743	—	—	1,743

Restricted stock vested, 6,700 shares	—	98	(114)	—	—	(16)

Stock option expirations	—	794	(1,222)	—	—	(428)

Commisions held back (1)	—	2,271	—	—	—	2,271

Settlement of commissions previously held back (1)	—	(175)	—	—	—	(175)

Loss sharing (1)	—	(11,707)	—	—	—	(11,707)

Repurchase and retirement of 1,307,400 common shares	(65)	(623)	—	(6,488)	—	(7,176)
Cash dividends declared on common stock, $0.25 per common share	—	—	—	(13,762)	—	(13,762)

Balance at December 31, 2008	$2,686	$35,260	$8,622	$236,703	$(706)	$282,565

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes.

Consolidated Statements of Cash Flows

Years Ended December 31	2008	2007	2006
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$(456,463)	$106,204	$189,444
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	637,500	66,000	7,500
Goodwill impairment	—	4,523	—
Depreciation and amortization	3,217	2,757	2,571
Accretion of investment discounts	(63,962)	(231,125)	(191,012)
Deferred income tax benefit, net of valuation allowance	(10,269)	(8,199)	(6,191)
Deferred interest expense from subordinated debentures relating to Trust Preferred Securities	4,767	—	—
Securities (gains)/losses, net	(26,087)	(4,673)	(6,071)
Commissions, current year holdback and mark-to-market (1)	1,729	2,345	4,036
Payment of commissions previously held back (1)	(276)	(1,493)	(1,543)
Loss sharing/forfeitures (1)	(16,473)	—	—
Share-based compensation expense	1,743	1,854	1,905
Loss of/(Excess) tax benefits from share-based payment arrangements	573	(2,221)	(1,884)
Loss on other real estate owned, net	2,028	233	—
Contributions to defined benefit plan	(6,000)	—	—
(Increase)/Decrease in accrued interest receivable	3,424	8,547	(5,299)
Decrease in accrued interest payable	(4,365)	(10,224)	(3,191)
Increase in taxes receivable and other assets	(128,893)	(9,157)	(7)
Decrease in other liabilities	(598)	(6,997)	(234)

Net Cash Used In Operating Activities	(58,405)	(81,626)	(9,976)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of time deposits with banks	5,075,000	—	—
Purchases of time deposits with banks	(7,005,918)	—	—
Proceeds from maturities of available-for-sale securities	5,207,395	12,066,815	7,552,746
Proceeds from sales of available-for-sale securities	840,987	42,244	16,128
Purchases of available-for-sale securities	(3,858,040)	(10,280,213)	(9,341,079)
Net (increase)/decrease in loans	(435,252)	(339,967)	371,497
Recoveries of previously charged-off loans	546	826	1,193
Purchases of premises and equipment	(9,626)	(2,256)	(3,508)
Proceeds from sales of other real estate owned	17,792	3,154	—
Capitalized expenditures on other real estate owned	(9,955)	—	—

Net Cash (Used In)/Provided by Investing Activities	(177,071)	1,490,603	(1,403,023)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease)/Increase in deposit accounts	(29,570)	(1,091,746)	1,438,846
Net proceeds from issuance of subordinated debentures relating to Trust Preferred Securities	—	20,000	25,000
Decrease in federal funds purchased	—	—	(41,200)
(Decrease)/Increase in other borrowings, net	(54,220)	15,526	17,826
Cash proceeds from stock option exercises	—	83	1,658
(Loss of)/Excess tax benefits from share-based payment arrangements	(573)	2,221	1,884
Repurchases and retirements of common shares	(7,176)	(19,848)	(1,963)
Cash dividends paid on common shares	(27,523)	(113,270)	(46,139)

Net Cash (Used In)/Provided by Financing Activities	(119,062)	(1,187,034)	1,395,912

Net (Decrease)/Increase in Cash and Cash Equivalents	(354,538)	221,943	(17,087)
Cash and Cash Equivalents at Beginning of Year	663,207	441,264	458,351

Cash and Cash Equivalents at End of Year	$308,669	$663,207	$441,264

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes.

NOTE 1
REGULATORY ACTIONS, LIQUIDITY, AND GOING CONCERN CONSIDERATIONS
As a result of the deepening problems related to our loan portfolio and our current financial condition, Corus Bankshares, Inc. (“Corus” or the “Company”) announced in February 2009 that, in coordination with, and at the request of, both the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”), respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized) to developing a liquidity risk management and contingency funding plan, in connection with which the Bank will be subject to limitations on the maximum interest rates the Bank can pay on deposit accounts.
While the Company intends to take such actions as may be necessary to enable Corus and the Bank to comply with the requirements of the Regulatory Agreements, there can be no assurance that Corus or the Bank will be able to comply fully with the provisions of the Regulatory Agreements, or that compliance with the Regulatory Agreements, particularly the regulatory capital requirements and the limitations on interest rates offered by the Bank, will not have material and adverse effects on the operations and financial condition of the Company and the Bank. Any material failure to comply with the provisions of the Regulatory Agreements could result in further enforcement actions by both the FRB and the OCC, or the placing of the Bank into conservatorship or receivership.
REGULATORY ACTIONS
Written Agreement
The Agreement with the FRB restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. The Agreement also requires the Company to develop a capital plan by May 19, 2009, which shall address, among other things, the Company’s and the Bank’s current and future capital requirements, compliance with minimum capital ratios, the source and timing of additional funds necessary to meet future capital requirements, and procedures to notify the FRB within 30 days of each quarter-end if capital ratios fall below the required minimums. The Company is also required to submit a cash flow projection for 2009 by April 19, 2009. Notice would be required regarding the appointment of any new director or senior executive officer. Finally, the Board of Directors of the Company is required to submit written progress reports to the FRB within 30 days after the end of each fiscal quarter.

CONSENT ORDER
The Order with the OCC requires the Bank, among other things,
•	to establish a compliance committee to monitor and coordinate compliance with the Order;
•	to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and at least equal to 12% of risk-weighted assets by June 18, 2009;
•
to develop a three-year capital plan for the Bank by April 19, 2009, which shall, among other things, include specific plans to for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;

•
to develop, prior to involvement in any new products or services, or the resumption of commercial real estate lending, a strategic plan covering at least a three-year period, which shall, among other things, include a specific description of the goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and the appointment of a Chief Credit Officer;

•
to revise and maintain by March 20, 2009, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs. The Plan must include specific plans for how the Bank plans to comply with regulatory restrictions which limit the interest rates the Bank can offer to depositors;

•
to revise by May 19, 2009, the Bank’s loan policy and commercial real estate concentration management program. The Bank also must establish a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
to take immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner by developing a criticized assets report covering the entire credit relationship with respect to such assets;

•
to develop by May 19, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisals standards and regulations, and to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties; and

•	to develop by March 20, 2009, a revised Other Real Estate Owned (“OREO”) program to ensure that the OREO properties are managed in accordance with certain applicable banking regulations.
LIQUIDITY
As mentioned above, the Bank must comply with restrictions relative to the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. This restriction is potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.

As background, the Chicago banking market is extremely fragmented (over 140 banks and thrifts) and competitive. As Corus’ needs for additional funding grew over the years, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Corus concluded that building new branches was expensive and its success uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Brokered deposits were not attractive since they were less likely to be available in a time of crisis. As an alternative, Corus decided that offering above average rates nationally, promoted via the internet, was the most efficient and cost effective strategy for the Bank. The strategy was scalable so deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective since the Bank wouldn’t be saddled with the overhead of a large branch network when loan volume declined.
This strategy makes Corus particularly vulnerable to a restriction on the level of interest rates it offers. Management believes Corus’ ability to attract deposits is a function of its ability to continue to offer rates above the national average. To the extent that Corus is restricted from offering high deposit interest rates, liquidity may be negatively impacted, possibly materially.
The current FDIC rules on interest rate restrictions establish that the Bank may not offer interest rates higher than 75 basis points above the rates of interest on deposits offered in the Bank’s normal market area. Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009 through March 20, 2009, Corus experienced deposit run-off of $319 million. However, it should be noted that part of the Bank’s strategy, as noted above, involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $293 million during the same period.
On January 27, 2009, a new rule was proposed (subject to a 60 day comment period) by the FDIC’s board of directors that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
We do not know whether there will be changes to the proposed rule or whether it will be adopted at all, or what impact the final rule will have on Corus. However, the Bank has historically paid above average rates locally and nationally, and as a result, the restrictions on interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.

GOING CONCERN
Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn have been particularly severe during the last 90 to 180 days of 2008. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $456.5 million recorded by the Company in 2008 was primarily the result of significant increases in the provision for credit losses. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
We have determined that significant additional sources of capital will be required for us to continue operations through 2009 and beyond. The Company’s Board of Directors has formed a Strategic Planning Committee. The Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring. There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank.
It remains to be seen if those efforts will be successful, either on a short-term or long-term basis. In addition, it is unclear at this point what impact, if any, the interest rate restrictions included in the Order will have on Corus’ continued ability to maintain adequate liquidity. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the Federal Deposit Insurance Corporation.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of the Company, the Bank and various Bank subsidiaries created for the purpose of holding real estate assets obtained through foreclosure. The accounting and reporting policies of Corus, the Bank and its subsidiaries conform to generally accepted accounting principles in the United States and prevailing practices of the banking industry. In the preparation of the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts contained in the consolidated financial statements. Management believes that the estimates made are reasonable based on available information; however, material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets and fair value measurements. See a detailed discussion of fair value measurements in Note 14 to the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Corus, the Bank and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
In accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the accompanying consolidated financial statements do not include the accounts of 13 wholly-owned finance subsidiaries (the “Trusts”). The Trusts were formed for the sole purpose of issuing Trust Preferred Securities and, in turn, purchasing subordinated debentures from the Company.
Under the provisions of FIN 46(R), the Trusts are considered Variable Interest Entities (“VIEs”) which can only be consolidated if Corus is subject to a majority of the risk of loss from each of the VIE’s activities or is entitled to receive a majority of each entity’s residual returns. The design of the Trusts, which is very common in the banking industry, is such that Corus is neither subject to the majority of risk of loss nor entitled to receive the majority of any residual returns. As a result, the Trusts are not consolidated.
Corus reports the subordinated debentures sold to the Trusts as a liability in the Consolidated Balance Sheets. Additionally, the associated interest expense is recorded in the Consolidated Statements of Income.
SEGMENT REPORTING
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report certain financial information about operating segments. Corus is currently managed as one unit and does not have separate operating segments. The Company’s chief operating decision-makers use a combination of the Bank and consolidated results to make operating and strategic decisions.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash, amounts due from banks, federal funds sold and interest bearing deposits with the Federal Reserve. Federal funds sold are overnight loans to other banks. The Company is required to maintain average balances on hand or with the Federal Reserve Bank. Reserve requirements are the amount of funds that a depository institution must hold in reserve against specified deposit liabilities. At December 31, 2008 and 2007, these reserve balances amounted to $22.8 million and $23.0 million, respectively.
TIME DEPOSITS WITH BANKS
Time deposits with banks consist of negotiable certificates of deposit issued by other domestic financial institutions, which mature within one year and are carried at cost.
During the fourth quarter of 2008, the FRB placed additional risk controls on the Bank, as a result of the Bank’s financial condition. These additional risk controls include the requirement that the Bank pledge collateral to the FRB in order for the FRB to continue providing financial services to the Bank. As of December 31, 2008, the Bank had pledged $406.3 million in time deposits with banks as collateral in satisfaction of the requirement.

SECURITIES
Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.
Trading account securities are held for sale in anticipation of short-term gains and are stated at fair value. Realized and unrealized gains and losses on trading account securities are reflected in the Consolidated Statements of Income in securities gains/(losses), net.
Available-for-sale securities are those securities to be held for indefinite periods of time. These securities include those that management intends to use as part of its asset/liability management strategy and may be sold in response to changes in interest rates, market conditions or other reasons. These securities are carried at fair value. The difference between cost (amortized cost for debt securities) and fair value, less deferred income taxes, is reflected as a component of accumulated other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity. Amortized cost represents the cost of debt securities plus or minus the amortization/accretion of premium/discount; cost (or amortized cost) may also be adjusted for losses associated with “other than temporary” declines in value.
Securities held-to-maturity represent securities that Corus has the ability and intent to hold to maturity. These securities are carried at amortized cost.
Interest and dividend income, including amortization of premiums and accretion of discounts, are included in interest, points and fees, and dividend income. Premium amortization and discount accretion are recognized in income using the level-yield method. Dividend income is recorded on the ex-dividend date. Realized gains and losses are determined on a specific identification basis. Gains or losses from available-for-sale securities are recognized when the investment is sold. For equity securities, such as common stocks, when a company is acquired by another company, regardless of whether the acquisition price is paid in cash or stock, a gain is recognized. Discounts received or premiums paid are treated as cash flows from investing activities for purposes of the Consolidated Statements of Cash Flows.
Securities losses are recorded to recognize impairments considered to be “other than temporary,” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Corus’ process is to conduct an analysis of all impaired securities (defined as any security where the market value is below the cost basis) on a lot-by-lot basis. The analysis includes a review of the length of time the security was impaired, the significance of the impairment and market factors affecting the value of the security. For each impaired lot, we then determine whether or not we believe the impairment was “other than temporary.”
LOANS
Loans are reported at the principal amount outstanding less amounts charged off and include any unearned discounts or deferred origination points or fees. Interest income is recognized using the level-yield method. Loan origination points and fees, net of direct costs related to the origination, are deferred and amortized as a yield adjustment over the lives of the related loans.

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
Impaired Loans In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest for the period of delay.
As a practical matter, impaired loans are generally the sum of nonaccrual loans and any loans classified as troubled debt restructurings (“TDR”). A loan is classified as a TDR when management grants, for economic or legal reasons related to the borrower’s financial condition, concessions to the borrower that management would not otherwise consider.
When a loan is identified as impaired, impairment can be measured based on either (1) the present value of the expected future cash flows of the loan, discounted at the loan’s effective interest rate, (2) the loan’s observable market price (to the extent such is available), or, (3) if the source of repayment of the loan is expected to come from sale of the collateral (“collateral dependent”), the fair value of the collateral. Since Corus’ loans are almost exclusively collateral dependent, impairment is generally measured by comparing the sum of Corus’ total loan commitment plus any additional funds needed to complete the project (to the extent the additional funds are expected to be paid by Corus), to the as-completed fair value of the underlying collateral (net of estimated costs to sell). Any loan impairments identified are recognized through a specific reserve in the allowance for loan losses.
ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses (the “Allowance”) is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. The Allowance is available to absorb losses inherent in the loan portfolio. Increases to the Allowance result from provisions for credit losses that are charged to earnings and from recoveries of previously charged-off amounts. Decreases to the Allowance result as loans, or portions thereof, are charged off. In general, the Bank will maintain specific reserves for losses that are unconfirmed and record charge-offs for losses that become confirmed (generally when foreclosure is expected or the borrower stops supporting the loan).

The Allowance for Loan Losses is based upon quarterly analyses. Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, defined by Generally Accepted Accounting Principles as loans where “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” Management historically used a loan rating system consistent with regulatory standards of the Office of the Comptroller of the Currency (the “OCC”). Using this system in the past, the impairment test was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” For purposes of determining the appropriate Allowance at December 31, 2008, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve.
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
The Company also maintains an unallocated reserve in its Allowance account. The unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans.
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses. Specific reserves are typically not applicable to unfunded amounts since any specific reserve would first be applied to the funded balance. General reserves are based on the same loss factors used for the Allowance for Loan Losses. However, to the extent that management believes that the risks associated with unfunded amounts differ from the funded portfolio, management may modify the loss factors applied.
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises is computed primarily using the straight-line method over the estimated useful life. Depreciation on furniture and equipment is computed using accelerated methods. Expenditures for normal repairs and maintenance are charged to expense as incurred.

OTHER REAL ESTATE OWNED
OREO typically results from the Company assuming the ownership of property collateralizing a loan. Depending on the loan, the property received may be in full or partial satisfaction of monies owed to the Bank.
These properties are recorded at the lower of cost or estimated realizable value at the date of foreclosure, thus establishing a new cost basis. After foreclosure, valuations are performed at least quarterly by management. Subsequent decreases in value are reported as adjustments to the carrying amount and are included as a component of noninterest expense. Adjustments are made for subsequent increases in value to the extent of prior write-downs. Significant property improvements may be capitalized to the extent that the carrying value does not exceed the estimated realizable value. Disposal of an OREO asset may be achieved through the sale of the property as a whole to a bulk purchaser or via the sale of individual units. Adjusted cost basis is used to determine gains or losses on individual unit sales.
Gains or losses from the sale of OREO, as well as rental income and expenses from operations are included in noninterest expense.
DERIVATIVES
The Company enters into certain derivative transactions primarily as part of its overall interest rate risk management process. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), requires a company to recognize all derivative instruments at fair value on its balance sheet. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. Minimum credit thresholds are established to initiate transactions and policies and procedures govern the periodic monitoring and reporting of any changes in credit risk of approved counterparties.
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of fixed-rate assets, liabilities, or firm commitments are considered fair value hedges under SFAS 133. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the change in fair value of the hedged asset or liability on the balance sheet. The changes in the fair value of both the derivatives and the hedged assets or liabilities are recorded in the income statement. Interest income or expense associated with the derivatives is recorded as an offset to the related interest income or expense from the hedged asset or liability.
Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of taxes. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged transaction affects earnings.

Under both the fair value and cash flow hedge methods, any ineffective portions of the hedges are recognized immediately in income. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in noninterest income as a part of securities gains/(losses), net.
DEFINED BENEFIT PLAN
The Company accounts for its defined benefit pension plan using an actuarial model required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” as amended by Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. The actuarial model allocates pension costs over the service period of employees in the plan. The underlying principle is that employees render service ratably over this period and, therefore, the income statement effects of pensions should follow a similar pattern. The principal components of net periodic pension expense are discussed in detail in Note 12.
EQUITY COMPENSATION PLANS
Corus utilizes its stock to compensate employees under various nonqualified equity award plans (the “Equity Award Plans”). The Company accounts for the Equity Award Plans under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.” These plans are described more fully in Note 16.
Under the Equity Award Plans, Corus grants both stock options and restricted stock. Stock options granted had an exercise price equal to the closing market price of the underlying common stock on the date of grant, except for options granted in 2006, which were based on the closing price of the stock one business day prior. The fair value of stock options granted was computed using the Black Scholes valuation model. Restricted stock awards had a grant date fair value equal to the closing market price of the underlying common stock on the grant date. Compensation cost for equity awards is recognized on a straight-line basis over the graded vesting period of the instrument based on the fair value as determined at the grant date for all awards expected to vest. No adjustments to expense are recorded to reflect any changes in fair value subsequent to the grant date.
Corus is entitled to a tax benefit equal to the amount of compensation cost recognized multiplied by the statutory tax rate. An offsetting deferred tax asset also is recognized. If the tax deduction reflected on the Company’s income tax return for an award (generally at option exercise or share vesting) exceeds the cumulative amount of compensation cost recognized in the financial statements for that award, the excess tax benefit is recognized as an increase to capital surplus and by reducing taxes payable.
Alternatively, if the tax deduction reported in the Company’s tax return is less than the cumulative compensation cost recognized for financial reporting purposes, then the deferred tax asset is written off. The write-off of the deferred tax asset is recognized in equity to the extent that capital surplus has been recognized for excess tax deductions from previous share-based payments. To the extent the write-off exceeds previous excess tax benefits recognized in equity, the write off is recorded to income tax expense.

COMMERCIAL LOAN OFFICER COMMISSION PROGRAM
The Company has maintained a long-term commission-based incentive plan for the commercial loan officers for many years (previously known as the “Former CLO Program,” or the “Existing CLO Program,” or the “Old CLO Program,” but hereinafter defined as the “CLO Program”). The CLO Program is designed to compensate officers for successfully originating loans, earning an acceptable interest spread over the respective terms of the loans, and ultimately collecting all amounts in full. Compensation is earned as commissions, with the size of the commissions based on the amount of interest, points and fees earned on those loans.
A fundamental aspect of the CLO Program is that it generally requires that a portion of an officer’s commission be withheld by the Bank, and for a substantial period of time (referred to as either “held back” commissions or “holdbacks”). The holdbacks are then at risk of forfeiture in the event the Company suffers a loss on a loan originated by the officer. The CLO Program was modified in 2007 such that it applies only to those loans originated through October 31, 2006. Essentially all other material terms and conditions of the CLO Program continue, including the potential for future commissions and holdbacks on applicable loans and the terms under which holdbacks might be released or eliminated.
Under the CLO Program, total commissions are expensed each year even though, as mentioned above, only a portion is generally paid in that year with the remainder held back for a substantial period of time. The commercial loan officers have various options for “investing” the holdbacks including (1) units that are each equivalent to a share of Corus common stock (the “Corus Stock Election”), (2) an account with returns based on an investment that is a function of the S&P 500 Index (the “S&P 500 Election”), and (3) cash with interest credited based on the prevailing Treasury rate during the holdback period (the “Treasury Election”). Officers who elect to “invest” their holdbacks in the Corus Stock Election are entitled to receive annual payments equivalent to the number of units held back multiplied by the amount of the dividend per share declared and paid by Corus on its outstanding shares of common stock. These “synthetic dividends,” if any, are paid annually and included in compensation expense.
Holdbacks are recorded in Corus’ financial statements in accordance with the appropriate accounting rules for each respective option. Specifically, Corus Stock Election holdbacks are recorded as equity and included in capital surplus. No market adjustments are made to these holdbacks and no additional expense is recorded. Commissions held back in the S&P 500 Election and the Treasury Election are both recorded as liabilities. Increases or decreases in value are recorded monthly with the offset recorded to compensation expense.
As previously stated, holdbacks are subject to forfeiture on an officer-by-officer basis in the event of certain circumstances relating primarily to loan losses. These forfeitures are referred to as “loss sharing.” Commercial loan officers share in losses on loans in an equal percentage to the rate at which they earned commissions on those same loans. For purposes of determining the officers’ loss sharing adjustments, management considers any charge-off or specific reserve included in the Allowance for Loan Losses as a probable loss to be shared by the officers. Changes in estimated forfeitures are reflected as an adjustment to compensation expense.

The CLO Program allows for the release of holdbacks in instances where an officer’s holdback is no longer considered to be at a substantial risk of forfeiture, as calculated under the CLO Program. Holdback releases are recorded in the financial statements based on the nature of the initial “investment” option. Releases of amounts held back and “invested” in the S&P 500 Election or the Treasury Election are distributed in cash. To the extent that the Company releases amounts held back in the Corus Stock Election, shares of Corus common stock are generally issued. Furthermore, if the value of the released shares differs from the value when initially held back, Corus records an adjustment to the original tax benefit recorded generally directly to capital surplus.
A new CLO Program, introduced November 2007 and cancelled in September 2008, had applied retroactively to all loans originated on November 1, 2006, and thereafter. While the decision to cancel the program was based on numerous factors, the overriding factor was the extreme stress currently being placed on the Company’s portfolio of commercial real estate loans, most to finance the construction of condominium projects. As a result of this cancellation, no commissions were paid to commercial loan officers in 2008, or will be paid in any subsequent year, under the new CLO Program.
INCOME TAXES
Corus accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for current-year operations based on the provisions of enacted tax laws. Deferred income tax expense represents the expected future tax consequences of items reported in the financial statements or tax returns.
The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not” to occur. A valuation allowance is recorded to reduce any deferred tax assets that do not meet this criteria to an amount that management determines is “more likely than not” to be realized.
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which the Company adopted effective January 1, 2007, uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. In accordance with FIN 48, Corus records interest or penalties associated with uncertain tax positions, if any, in income tax expense. Additionally, interest or penalties that arise as the result of an audit by a taxing authority are also included in income tax expense.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2007 presentation.

NOTE 3
RECENT ACCOUNTING PRONOUNCEMENTS
SFAS 157 — FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on its results of operations or its financial position.
EFFECTIVE DATE OF FASB STATEMENT NO. 157
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
DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET IN A MARKET THAT IS NOT ACTIVE
In October 2008, FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”) was issued in an attempt to clarify the application of SFAS 157, in an inactive market. FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
SFAS 159 — THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company adopted SFAS 159 on January 1, 2008. Because the Company has decided not to apply the fair value option to any of its assets and liabilities, the adoption of SFAS 159 did not have an impact on its results of operations or its financial position.

SFAS 141 (REVISED 2007) — BUSINESS COMBINATIONS
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141. SFAS 141(R) requires the acquiring entity in a business combination to recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. SFAS 141(R) also requires contingent consideration arrangements to be fair valued at the acquisition date and included on that basis in the purchase price consideration. Additionally, all transaction costs will be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141(R) will only impact Corus if the Company is party to a business combination after the pronouncement has been adopted.
EMPLOYERS DISCLOSURES ABOUT POSTRETIRMENT BENEFIT PLAN ASSETS
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for fiscal years beginning after December 15, 2009. The Company is in the process of reviewing the potential impact of FSP 132(R)-1; however, its adoption is not expected to have a material impact on its consolidated financial statements.
DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that instruments granted in share-based payment transactions, that are considered to be participating securities, be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. The Company is in the process of reviewing the potential impact of FSP EITF 03-6-1, however, the adoption of FSP EITF 03-6-1 is not expected to have a material impact on its consolidated financial statements.
HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. SFAS 162 did not have a material impact on the Company’s consolidated financial statements.
DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

NOTE 4
SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

	Amortized	Gross Unrealized		Fair
December 31, 2008	Cost	Gains	Losses	Value
(in thousands)

U.S. Government agencies	$1,621,499	$12,515	$—	$1,634,014
Other	3,394	1	(556)	2,839

Total	$1,624,893	$12,516	$(556)	$1,636,853

	Amortized	Gross Unrealized		Fair
December 31, 2007	Cost	Gains	Losses	Value
(in thousands)

U.S. Government agencies	$3,619,875	$213	$(1,823)	$3,618,265
Equity securities	101,981	39,045	(5,045)	135,981
Other	3,308	1,184	—	4,492

Total	$3,725,164	$40,442	$(6,868)	$3,758,738

For those securities with unrealized losses, the following tables present the aggregate fair values and the associated unrealized losses for the investments as of December 31, 2008 and 2007. The securities presented are grouped according to the time periods during which the investments have been in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)

Other	$2,817	$556	$—	$—	$2,817	$556

Total	$2,817	$556	$—	$—	$2,817	$556

	Less than 12 Months		More than 12 Months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)

U.S. Government agencies	$3,045,449	$1,823	$—	$—	$3,045,449	$1,823
Equity securities	20,041	5,045	—	—	20,041	5,045

Total	$3,065,490	$6,868	$—	$—	$3,065,490	$6,868

The securities included in the Other category as of December 31, 2008 are equity investments. While there is no assurance that the securities will ultimately be sold for an amount in excess of their adjusted cost basis, the Company reviewed these securities in accordance with its policy regarding other-than-temporary impairment and determined that an impairment charge was not necessary.
The scheduled maturities for securities were as follows:

December 31, 2008	Amortized Cost	Fair Value
(in thousands)

Due in:
One year or less	$1,621,499	$1,634,014
Securities not due at a single maturity	3,394	2,839

Total	$1,624,893	$1,636,853

In 2008, Corus sold various available-for-sale securities for approximately $841 million. Gross gains realized from available-for-sale securities totaled $28.1 million, $27.1 million, and $7.5 million during 2008, 2007, and 2006, respectively. Gross realized losses from the sale of available-for-sale securities were $2.0 million in 2008. Corus recognized losses in 2007 and 2006 of $22.4 million and $1.5 million, respectively, due to adjustments for an “other than temporary” decline in value of certain equity securities, as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities.” The income tax expense resulting from the net of the aforementioned securities gains and losses was $9.6 million, $1.6 million, and $2.1 million in 2008, 2007, and 2006, respectively.
Securities having an aggregate carrying value of $11.2 million and $13.2 million at December 31, 2008 and 2007, respectively, were pledged as collateral related to derivative contracts, to secure public deposits and for other purposes.

NOTE 5
LOANS
Total outstanding loans, adjusted for loan points and fees, and other discounts of $5.1 million and $1.2 million at December 31, 2008 and 2007, respectively, were as follows:

December 31	2008	2007
(in millions)
Commercial real estate:
Condominium:
Construction	$2,884	$3,461
Conversion	172	584
Inventory	49	64

Total Condominium	3,105	4,109
Other commercial real estate:
Rental Apartment	478	62
Office	348	104
Hotel	42	39
Other	22	29
Loans less than $1 million	5	8

Total commercial real estate	4,000	4,351
Commercial	40	41
Residential real estate and other	13	17

Loans, net of unearned income	$4,053	$4,409

Mezzanine loans included in total commercial real estate (1)	$44	$124

(1)	These loans are all subordinate to Corus first mortgage loans.
In addition to the loan balances listed in the above table, Corus has loan commitments of $1.7 billion and $3.2 billion at December 31, 2008 and 2007, respectively, representing unfunded loan commitments, commitment letters issued but not yet accepted by the applicant, and letters of credit.
As of December 31, 2008, 77% of Corus’ outstanding commercial real estate loans were collateralized by condominium buildings located in a limited number of major metropolitan areas. Please see the following tables for a breakdown of commercial real estate loans by collateral type and geographic distribution.

COMMERCIAL REAL ESTATE LOAN PORTFOLIO BY COLLATERAL TYPE

	2008						2007
(dollars in millions)			Funded Balance		Total Commitment(1)			Funded Balance		Total Commitment(1)
December 31	#		Amount	%	Amount	%	#	Amount	%	Amount	%
Condominium:
Construction	70		$2,884	72%	$4,041	71%	88	$3,461	80%	$6,355	84%
Conversion	13		172	4	175	3	36	584	14	600	8
Inventory	2		49	1	49	1	3	64	1	66	1

Condominium Total	85		3,105	77	4,265	75	127	4,109	95	7,021	93
Rental Apartment	14	(2)	478	12	603	11	3	62	1	71	1
Office	7		348	9	659	11	3	104	2	221	3
Hotel	—	(²)	42	1	172	3	2	39	1	214	3
Other	5		22	1	23	—	5	29	1	29	—
Loans less than $1 million	NM		5	—	7	—	NM	8	—	10	—

Total	111		$4,000	100%	$5,729	100%	140	$4,351	100%	$7,566	100%

NM	- Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)
As of December 31,2008, Corus had three loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. for presentation purposes, the balance and commitment amount have been split between the appropriate categories. However, with respect to the “#” of loans, the loans have been included with condominium loans.

Amounts listed as rental apartments are largely the result of reclassifications from condominium loans. This typically occurs when a borrower determines that the market values for a project are higher as an apartment than as a condominium and thus the borrower changes strategy.

COMMERCIAL REAL ESTATE LOAN PORTFOLIO BY MAJOR METROPOLITAN AREA

	2008					2007
		Funded		Total			Funded		Total
		Balance		Commitment(1)			Balance		Commitment(1)
(dollars in millions)	#	Amount	%	Amount	%	#	Amount	%	Amount	%
Florida:
Miami/Southeast Florida	17	$973	24%	$1,106	19%	23	$1,330	31%	$1,949	26%
Tampa	4	121	3	139	2	5	114	2	198	2
Orlando	1	13	—	13	—	3	38	1	38	1
Other Florida	4	79	2	91	2	6	280	6	320	4

Florida Total	26	1,186	29	1,349	23	37	1,762	40	2,505	33

California:
Los Angeles	15	619	15%	871	15%	15	368	8%	919	12%
San Diego	7	196	5	196	4	11	305	7	344	4
Sacramento	—	—	—	—	—	2	53	1	57	1
San Francisco	1	27	1	116	2	1	15	1	16	1

California Total:	23	842	21	1,183	21	29	741	17	1,336	18

Washington D.C. (2)	11	386	10%	710	12%	10	219	5%	389	5%
Atlanta	11	388	10	532	9	13	192	4	601	8
Chicago	7	152	4	318	6	8	127	3	300	4
Las Vegas	7	292	7	313	5	8	361	9	489	6
New York City	7	231	6	304	6	7	280	6	473	6
Other (3)	19	518	13	1,013	18	28	661	16	1,463	20
Loans less than $1 million	NM	5	—	7	NM	NM	8	—	10	—

Total	111	$4,000	100%	$5,729	100%	140	$4,351	100%	$7,566	100%

NM	- Not Meaningful

(1)	Includes both funded and unfunded commitments, letters of credit, and outstanding commitment letters.

(2)	Includes northern Virginia and Maryland Loans.

(3)	No other metropolitan area exceeds three percent of the total.
ALLOWANCE FOR CREDIT LOSSES
The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $304.9 million at December 31, 2008, which was comprised of a $269.4 million Allowance for Loan Losses and a $35.5 million Liability for Credit Commitment Losses.
In accordance with the results of Corus’ Allowance for Credit Losses analysis, the Company recorded a provision for credit losses of $637.5 million in 2008. The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, changes to loan balances and unfunded commitments, and credit quality, as well as various qualitative factors.
Changes in the Allowance for Credit Losses were as follows:

(in thousands)	2008	2007	2006
Balance at January 1	$76,992	$50,793	$44,740
Provision for credit losses	637,500	66,000	7,500
Charge-offs	(410,131)	(40,627)	(2,640)
Recoveries	546	826	1,193

Balance at December 31	$304,907	$76,992	$50,793

The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

December 31	2008	2007	2006
(in thousands)

Allowance for Loan Losses	$269,357	$70,992	$45,293
Liability for Credit Commitment Losses(1)	35,550	6,000	5,500

Total	$304,907	$76,992	$50,793

(1)	Included as a component of other liabilities.
IMPAIRED LOANS
In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
The following table presents details of impaired loans:

	Outstanding Balance of Impaired Loans (1)
	December 31	December 31
(in millions)	2008	2007
Loans with a specific reserve	$645	$138
Loans with no specific reserve, but with an associated charge-off	688	63
Loans with no specific reserve and no associated charge-off (2)	702	237

Total Impaired Loans	$2,035	$438

Specific reserve on impaired loans	$141	$13

(1)	To the extent that Corus has both a first mortgage and a mezzanine loan associated with the same project, the loans are combined for purposes of the above table.

(2)	Includes $9 million and $153 million as of December 31, 2008 and 2007, respectively, that are included solely due to the loans being classified as troubled debt restructurings.
Average impaired loans for the years ended 2008, 2007, and 2006 were $1.2 billion, $229.7 million, and $20.2 million, respectively. Interest income recognized on impaired loans during those three years was $4.4 million, $5.5 million and $0.7 million, respectively. Nonaccrual loans, included in impaired loans listed above, totaled $2.0 billion and $282.2 million as of December 31, 2008 and 2007, respectively.

The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	December 31
(in thousands)	2008	2007	2006
Gross amount of interest that would have been recorded at the original rate	$91,278	$21,396	$1,154
Interest that was recognized in income	749	4,859	—

Negative impact (foregone interest)	$90,529	$16,537	$1,154

At December 31, 2008 and 2007, impaired loans included one accruing troubled debt restructuring loan with a balance of $8.7 million and $153.5 million, respectively. As evident by the declining balance, the loan experienced a substantial paydown during 2008, resulting in an average balance of $72.8 million for 2008. Interest income was $1.6 million and $0.5 million lower in 2008 and 2007, respectively, than it otherwise would have been as a result of the restructuring.
NOTE 6
OTHER REAL ESTATE OWNED
Other real estate owned (“OREO”) is comprised of real estate acquired, generally either through foreclosure or deed-in-lieu of foreclosure, in partial or full satisfaction of loans and is included as a separate line item in the balance sheet. For a description of the carrying value of OREO, see Other Real Estate Owned in Note 2 to the consolidated financial statements.
As of December 31, 2008 and 2007, Corus’ OREO portfolio consisted of the following properties, listed by major metropolitan area:

	2008		2007
(dollars in thousands)	#	Amount	#	Amount
Florida:
Miami	1	$80,906	1	$31,948
Tampa	1	11,216	—	—
Orlando	1	8,627	—	—
Panama City	1	96,788	—	—

Florida Total	4	197,537	1	31,948
California:
Los Angeles	1	43,039	—	—
San Diego	1	21,034	—	—

California Total	2	64,073	—	—
Reno	1	107,729	—	—
Atlanta	1	20,251	—	—
Phoenix/Scottsdale	1	14,677	—	—
Chicago	1	4,720	1	5,003

Total	10	$408,987	2	$36,951

As of December 31, 2008, the ten properties consisted of six condominium construction properties, three condominium conversion properties and one office property. As of December 31, 2007, the two properties consisted of one condominium conversion property and one office property.

The table below presents a rollforward of the OREO balance for the year ended December 31, 2008:

(dollars in thousands)	#	Amount
Balance at December 31, 2007	2	$36,951
Additions:
Transfers from loans	9	400,100
Capitalized expenditures	NA	9,955
Subtractions:
Impairment charges	NA	(3,231)
OREO sales (entire project)	(1)	(29,000)
OREO sales (individual units)	NA	(5,788)

Balance at December 31, 2008	10	$408,987

NA	- Not Applicable
The net expense associated with both OREO properties and loans pending foreclosure (protective advances) was as follows:

Years ended December 31	2008	2007	2006
(in thousands)
OREO operating expenses	$8,096	$2,189	$149
Protective advances	7,462	1,763	—
OREO impairment charges	3,231	137	—
(Gain) Loss on sales, net (1)	(1,203)	96	—
Rental/other income (1)	(2,079)	(1,533)	—

Total	$15,507	$2,652	$149

(1)
In accordance with Regulation S-X Article 9 Rule 9-04,14(d) of the Securities and Exchange Commission, gains/(losses) on sales of OREO as well as any income generated on the assets is recorded as an offset to the expenses associated with the OREO.

NOTE 7
PREMISES AND EQUIPMENT
Premises and equipment were as follows:

December 31	2008	2007
(in thousands)
Land and improvements	$7,916	$7,907
Buildings and improvements	36,401	30,257
Furniture and equipment	30,865	27,410

Gross Premises and Equipment	75,182	65,574
Less accumulated depreciation	(41,898)	(38,699)

Total Premises and Equipment, Net	$33,284	$26,875

Depreciation expense totaled $3.2 million, $2.8 million, and $2.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Three Bank locations occupy offices under long-term operating lease agreements. Rent expense under these lease agreements totaled $901,000, $467,000, and $456,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
Minimum fixed lease obligations, including taxes, insurance and other expenses; to the extent such costs are fixed by lease agreements, for leases in effect at December 31, 2008, were as follows:

Years Ending December 31
(in thousands)
2009	793
2010	744
2011	750
2012	770
2013	790
2014 and thereafter	1,725

Minimum payments	$5,572

The Company has options to extend the leases for two of the three locations. The first location has five single year options to extend the lease beyond the original 2018 expiration. The second location has a five year option to extend the lease beyond the original 2013 expiration. The third location has no options to extend the lease, which expires in 2010. The cost of the extension options is not included in the figures above.

NOTE 8
DEPOSITS
At December 31, 2008, certificates of deposit (“CDs”) totaled $5.4 billion (71% of total deposits), of which $2.2 billion related to CDs in amounts of $100,000 or more. At December 31, 2007, CDs totaled $5.5 billion (72% of total deposits), of which $2.7 billion related to CDs in amounts of $100,000 or more. Interest expense on CDs of $100,000 or more totaled $105.2 million and $154.2 million in 2008 and 2007, respectively.
At December 31, 2008, the scheduled maturities of all certificates of deposit were as follows:

Years Ending December 31	Brokered CDs	Retail CDs	Total
(in thousands)

2009	$61,348	$5,210,125	$5,271,473
2010	54,862	25,105	79,967
2011	—	3,388	3,388
2012	—	3,710	3,710
2013	—	4,931	4,931
2014 and thereafter	—	125	125

Total	$116,210	$5,247,384	$5,363,594

As of December 31, 2008 and 2007, overdraft demand deposits totaling $13.8 million and $12.6 million, respectively, were reclassified from deposits to loans.
As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), Corus’ depositors are protected against the loss of their insured deposits by the FDIC. The FDIC recently made changes to the rules that broadened the FDIC insurance. Most significantly on October 3, 2008, the FDIC temporarily increased the basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. At December 31, 2008, deposits in excess of insured amounts totaled $127.8 million.
The Consent Order issued on February 18, 2009 by the Office of the Comptroller of the Currency imposes limits on the interest rates that Corus’ subsidiary bank may offer depositors. See Note 1 to the consolidated financial statements for additional disclosure.
NOTE 9
SUBORDINATED DEBENTURES RELATING TO TRUST PREFERRED SECURITIES
As of December 31, 2008, Corus had $409.4 million in floating rate junior subordinated notes (the “Debentures”) which included the original issuance of $404.6 million in Debentures, as well as $4.8 million in deferred interest payments related to those Debentures. The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company.

The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events). Furthermore, while interest payments on the Debentures are payable quarterly, so long as an event of default has not occurred, Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the debenture agreements include failure to pay interest after 20 consecutive quarter of deferral, failure to pay all principal and interest at maturity, or filing bankruptcy.
The deferral provisions were intended to provide Corus with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets. During the deferral period Corus is precluded from declaring or paying any dividends to common shareholders or repurchasing its common stock, among other restrictions.
On November 18, 2008, Corus’ Board of Directors (the “Board”) elected to defer further interest payments on each of the Debentures in order to conserve cash at the holding company. As no default has occurred, Corus exercised the right to defer interest payments for up to 20 consecutive quarters. The Company continues to accrue interest expense and, under the terms of the Debentures, is required to bring the interest payments current in the fourth quarter of 2013. The Company has provided appropriate notice of its election to defer interest payments to the Trustee of each Trust as required by the respective indentures.
On February 18, 2009, the Company entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”). The Agreement restricts the Company from paying any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. While no interest payments are required until 2013, the existence of the Agreement could ultimately result in a default under the provision of the Debentures.
Interest and fees included in interest expense totaled $23.1 million, $30.9 million, and $28.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10%, resetting quarterly. The scheduled maturities of the Debentures are $177.8 million in 2033, $77.3 million in 2034, $77.3 million in 2035, $51.6 million in 2036, and $20.6 million in 2037.
Finally, while the Trusts are not consolidated with the Company for financial statement purposes, banking regulations allow for bank holding companies to include (up to certain limits) the amount of Trust Preferred Securities, issued by subsidiary trusts, in their regulatory capital calculations. As of December 31, 2008, Corus included $95 million of Trust Preferred Securities in its “Tier 1 Capital”, and $298 million of Trust Preferred Securities in “Tier 2 Capital.” See Note 18 “Regulatory Capital and Ratios” for additional information about limits related to the amount of Trust Preferred Securities that can be included in Tier 1 and Tier 2 capital.

NOTE 10
OTHER BORROWINGS
On September 17, 2008, Corus terminated its loan agreement with LaSalle Bank, N.A. (“LaSalle”), a subsidiary of Bank of America Corporation. The loan agreement, which was originally dated June 26, 2001 and last amended March 31, 2008, provided Corus with a $50 million revolving line of credit.
The loan agreement was cancelled at Corus’ request. Although the loan agreement allowed for Corus to use the line of credit for any general corporate purpose, it had historically been used to fund loan participations entered into by the holding company with the Bank. Loan participations between the holding company and the Bank have declined significantly over the past year, and management anticipates that the holding company would enter into few, if any, new loan participations with the Bank.
Interest payments were due quarterly and were computed at an annual interest rate of LIBOR plus 1.40% on any outstanding balances. There were no fees associated with terminating the loan agreement before its scheduled maturity (February 28, 2010). The loan agreement had been collateralized by 100% of the common stock of the Bank.
Other debt relates to periodic balances associated with Corus’ role of facilitating tax payments for the U.S. Treasury. Interest is paid at a rate of the Federal Funds Rate minus 0.25%, and the debt is secured by a pledged security valued at approximately $5.5 million.
Outstanding balances as well as interest and fees for these borrowings were as follows:

	Balance		Interest and fees for the
	outstanding		years ended
	at December 31		December 31
(in thousands)	2008	2007	2008	2007
Revolving line of credit	$—	$52,907	$1,480	$4,131
Other	725	2,038	7	32

Total	$725	$54,945	$1,487	$4,163

NOTE 11
INCOME TAXES
The components of income tax expense/(benefit) were as follows:

Years Ended December 31	2008	2007	2006
(dollars in thousands)
Current tax expense/(benefit)	$(109,050)	$65,516	$104,468
Deferred tax benefit exclusive of the the change in valuation allowance	(103,005)	(8,199)	(6,191)
Valuation allowance for deferred tax assets	92,736	—	—

Income Tax Provision	$(119,319)	$57,317	$98,277

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

Years Ended December 31	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Deferred tax asset valuation allowance	(16.1)	—	—
State income tax expense	1.8	—	0.2
Dividends received deduction	0.1	(1.0)	(0.6)
Goodwill	—	1.0	—
Adjustment for tax exposure	—	—	(0.7)
Other, net	(0.1)	0.1	0.3

Effective Rate	20.7%	35.1%	34.2%

Deferred taxes were recorded based upon differences between the financial statement basis and tax basis of assets and liabilities. The following deferred taxes were recorded:

December 31	2008	2007
(dollars in thousands)
Deferred tax assets:
Allowance for loan losses and liability for credit commitment losses	$111,632	$27,517
OREO write-downs	14,172	339
State net operating loss carryforward	4,909	—
Defined benefit plan	3,312	1,051
Equity compensation	3,157	2,938
Loan application and commitment fees	2,533	4,150
CLO Program	1,483	6,772
Other-than-temporary impairment of investments	—	3,977
Other deferred tax assets	1,868	117

Gross Deferred Tax Assets	143,066	46,861
Less Deferred Tax Asset Valuation Allowance	(92,736)	—

Deferred Tax Assets	50,330	46,861

Deferred tax liabilities:
Unrealized securities gains	(4,379)	(12,006)
Depreciation and amortization	(1,799)	(420)
Purchase accounting adjustments	(841)	(821)
Gains on nonmonetary stock transactions	—	(12,327)
Investment discount accretion	—	(15)

Gross Deferred Tax Liabilities	(7,019)	(25,589)

Net Deferred Tax Asset	$43,311	$21,272

The valuation allowance for deferred tax assets as of December 31, 2008 was $92.7 million. There was no valuation allowance as of December 31, 2007. Management determined that a valuation allowance was required at December 31, 2008, due to the economic downturn and losses incurred during the current year. In making this assessment, management evaluated the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax-planning strategies.

Based on the historical taxable income recognized by Corus during the carryback period allowed under current federal tax law, management believes that it is more likely than not that the deferred tax assets net of valuation allowances will be realized. The realization of the deferred tax assets is not dependent on the generation of future taxable income. Further, any subsequent release of valuation allowance is expected to result in a benefit to continuing operations.
At December 31, 2008, Corus had state tax net operating loss carryforwards of approximately $103.5 million (based on the most recent apportionment rates), which are available to offset future taxable income through 2020.
Corus evaluated its tax positions at December 31, 2008 and December 31, 2007 in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Based on this evaluation, the Company determined that it does not have any tax positions for which an unrecognized tax benefit must be recorded. The Company files both Federal and various state income tax returns. Generally, the Company is no longer subject to Federal and state income tax examinations by tax authorities for years prior to 2006.
NOTE 12
EMPLOYEE BENEFIT PLANS
Corus maintains a noncontributory defined benefit pension plan (Retirement Income Plan and Trust) and a defined contribution plan (Employees’ Savings Plan and Trust). Expense for each of the plans was as follows:

Years Ended December 31	2008	2007	2006
(in thousands)
Retirement Income Plan and Trust	$769	$695	$892
Employees’ Savings Plan and Trust	340	337	208

Total	$1,109	$1,032	$1,100

DEFINED BENEFIT PLAN
Substantially all employees are eligible to participate in the noncontributory defined benefit plan after meeting age and service requirements. Benefits are based on length of service and compensation. Funding for the plan is based on actuarial cost methods. A contribution to the Plan in the amount of $6 million was made in 2008. No contributions were made during the fiscal years ended December 31, 2007, and 2006. Pension plan assets are primarily invested in equity securities.

Total amounts recognized in net periodic benefit cost and other comprehensive loss/(income) were as follows:

Years Ended December 31	2008	2007	2006
(in thousands — pre-tax)
Net Periodic Benefit Cost:
Service cost	$969	$1,048	$1,038
Interest cost	1,581	1,499	1,419
Expected return on assets	(1,781)	(1,852)	(1,565)

Total Net Periodic Benefit Cost	$769	$695	$892

Other Comprehensive Income:
Net actuarial loss/(gain)	$11,276	$(791)	N/A

Amounts Recognized in Net Periodic Benefit Cost and Other Comprehensive Income, net — Expense/(Income)	$12,045	$(96)	$892

CHANGE IN PROJECTED BENEFIT OBLIGATION

(in thousands)	2008	2007
Benefit obligation at January 1	$25,850	$26,701
Service cost	969	1,048
Interest cost	1,581	1,499
Actuarial (gain) loss	1,638	(2,416)
Benefits paid	(984)	(982)

Benefit Obligation at December 31	$29,054	$25,850

The accumulated benefit obligation for the plan, which unlike the projected benefit obligation includes no assumption about increases in future compensation levels, was $24.4 million and $20.9 million at December 31, 2008 and 2007, respectively.
CHANGE IN FAIR VALUE OF PLAN ASSETS

(dollars in thousands)	2008	2007
Fair value of plan assets at January 1	$22,911	$23,666
Actual (loss)/gain on plan assets	(7,857)	227
Employer contributions	6,000	—
Benefits paid	(984)	(982)

Fair Value of Plan Assets at December 31	$20,070	$22,911

Funded Status of the Plan

Recognized in Statement of Financial Position as other liability	$(8,984)	$(2,939)

Pursuant to Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Accumulated Other Comprehensive Loss/(Income) included unrecognized net actuarial losses, after tax, of $8.3 million and $1.2 million as of December 31, 2008 and 2007, respectively. No losses were amortized into Net Periodic Benefit Cost in 2008, and $0.6 million of net actuarial loss will be amortized into Net Periodic Benefit Cost in 2009.
Corus uses four key variables to calculate annual defined benefit plan cost: size and characteristics of the employee population, actuarial assumptions, expected long-term rate of return on plan assets, and discount rate.
Size and Characteristics of the Employee Population Defined benefit plan expense is directly related to the number of employees covered by the plans, and other factors including salary, age and years of employment.
Actuarial Assumptions To estimate the projected benefit obligation, actuarial assumptions are required about factors such as the rates of mortality, turnover, retirement, disability and compensation increases for the participant population. These demographic assumptions are reviewed periodically.
Expected Long-Term Rate of Return on Plan Assets Corus determines the expected return on plan assets each year based on the composition of assets and the expected long-term rate of return on that portfolio. The expected long-term rate of return assumption is a long-term assumption and is not anticipated to change significantly from year to year. Plan assets are invested almost entirely in diversified equity securities, and as of year-end it was the plan trustees’ objective to keep them invested in a diversified pool of equities going forward. Plan trustees’ investment horizon is considered long term and, as such, long-term equity returns were studied using historical data over rolling 10-, 15-, and 20-year periods going back until the early 20th century. Based on its review of these historical returns, plan trustees determined that an expected long-term rate of return of 8.00% was reasonable.
Discount Rates Corus uses the discount rate to determine the present value of future benefit obligations. The discount rate reflects the rates available on long-term high-quality fixed-income debt instruments, and is reset annually on the measurement date. As the basis for determining the discount rate, the Company reviews the rate of a hypothetical portfolio using the Citigroup Pension Discount Curve (“CPDC”) methodology. The CPDC consists of high quality bonds for which the timing and amount of cash outflows approximates the estimated payouts of the pension plan.

In summary, the following assumptions were used in accounting for the pension plan:
BENEFIT OBLIGATION

December 31	2008	2007
Discount rate	5.86%	6.32%
Rate of compensation increase	4.00%	5.00%

NET PERIODIC BENEFIT COST

December 31	2008	2007
Discount rate	6.32%	5.75%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%

Plan Assets
Corus’ pension plan weighted average allocations at December 31, 2008 and 2007, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2008	2007
Equity securities	62%	99%
Cash (1)	38	1

Total	100%	100%

(1)	Cash as of December 31, 2008, includes the $6 million contribution, which had not yet been invested in equity securities.
The plan trustees’ intentions are to invest the majority of plan assets in a portfolio of diversified domestic equity securities with the remainder in cash to meet the immediate needs of the plan. The plan trustees believe that over the long term, which is thought to be the proper horizon for this asset, equity securities will provide a superior total return as compared to other alternatives. The plan trustees are prepared to accept lower annual returns during periods when equity securities under-perform other asset classes in order to achieve a higher expected return over the long term.
Contributions
Based on information provided by Corus’ actuary, Corus does not expect to be required to make contributions to its pension plan in 2009. Subject to the impact of actual events and circumstances that may occur in 2009, Corus may make contributions to its pension plan in 2009, but the amount of any such contributions has not yet been determined.

Expected Future Benefit Payments
The following benefit payments are expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

Years Ending December 31
(in thousands)
2009	1,156
2010	1,227
2011	1,296
2012	1,431
2013	1,474
2014-2018	8,573

Total	$15,157

Measurement Date
The measurement date for the 2008 fiscal year is December 31, 2008. Pension asset and liabilities (benefit obligations) are valued as of this date.
SAVINGS PLAN
Most employees are eligible to become participants of Corus’ Employees’ Savings Plan and Trust. Corus’ matching contributions to this plan are discretionary. For the years ended December 31, 2008 and 2007, Corus matched 30% of participants’ contributions, up to a maximum of $2,000. For the year ended December 31, 2006, Corus matched 20% of participants’ contributions, up to a maximum of $1,500.
NOTE 13
DERIVATIVES
Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges (“hedge accounting”) allows a derivative’s gains and losses to be either offset by the change in fair value of the hedged item or deferred through recognition in a component of other comprehensive income. For derivatives that do not qualify for hedge accounting, the impact of any mark-to-market adjustment is reflected directly in income.
Corus primarily utilizes derivatives to hedge its interest rate risk. This is accomplished via interest rate swaps (the “swaps”) to effectively convert fixed-rate brokered CDs to floating rate. At December 31, 2008, the fair value of the swaps totaled $2.2 million and was included as a component of “Other assets.” At December 31, 2007, the fair value of the swaps totaled $0.1 million and was included as a component of “Other liabilities.” Notional amounts of interest rate swaps outstanding totaled $92.5 million and $219.0 million as of December 31, 2008 and 2007, respectively. The brokered CD swaps were designated fair value hedges and qualified for the “shortcut method” as defined by SFAS 133. Accordingly, Corus has not recorded, and does not anticipate recording, any material income statement impact from the associated mark-to-market adjustments. As of December 31 2008, the counterparties to these instruments were major financial institutions with credit ratings of A or better.

NOTE 14
FAIR VALUE MEASUREMENTS
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. In accordance with FSP 157-2, the Company will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. In October 2008, FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” (“FSP 157-3”) was issued to clarify the application of SFAS 157 in an inactive market.
SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Additionally, SFAS 157 amended Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), and, as such, we follow SFAS 157 in determination of SFAS 107 fair value disclosure amounts. The disclosures required under SFAS 157 and SFAS 107 have been included in this note.
Fair Value Hierarchy
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
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (SFAS 107 disclosures).

Financial Assets
Cash and cash equivalents and Time deposits with banks — These instruments are short-term in nature and carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
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
Loans — For the carrying value of loans, see Loans in Note 2 to the consolidated financial statements. Corus does not record loans at fair value on a recurring basis. As such, valuation techniques discussed below are primarily for estimating fair value for SFAS 107 disclosure purposes. However, we may be required, from time to time, to measure loans at fair value on a nonrecurring basis in accordance with GAAP. This occurs in situations where a loan is reviewed in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”) and the fair value of the loan is determined to be less than the recorded investment in the loan (a “shortfall”).
In accordance with SFAS 114, the fair value of a loan is determined based on either the present value of expected future cash flows discounted at the loans effective interest rate or as a practical expedient, based on the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Considering the nature of Corus’ lending, the fair value of the collateral is the primary method utilized. Collateral valuations are based on either appraisals or internally-developed models.
Given current market conditions and the low level of activity, management recognizes that observable transactions may not be representative of fair value. As a result, management utilizes fair value models which use unobservable inputs. More specifically, the unobservable inputs used in valuation models may include the extent to which presale buyers will ultimately close on their units, pricing (net of cost to sell) for the future sale of condominium units, a discount rate consistent with market conditions and the timeframe over which such sales may take place. In addition, to the extent that unit rentals can partially offset the cost to carry a project, occupancy percentages and rental rates are projected. Since Corus’ lending tends to be geographically concentrated, management has the benefit of observing data associated with many different loans in the same general location as a basis for deriving its estimates.

For purposes of this note, loans not impaired at December 31, 2008, were valued based on the fair value of the collateral using either a recent appraisal received or an internal estimate. For internal estimates, a bulk sale discount model using a custom discount rate representative of current market conditions similar to that of impaired loans (for condominiums) or a “capitalized income” valuation (for other commercial real estate) were utilized. Variable-rate loans reprice at least quarterly, therefore the carrying value approximates fair value, adjusted for current liquidity and credit spreads (if necessary). The fair value of fixed-rate loans is based on the discounted amount of scheduled cash flows. Discount rates are determined using the Company’s pricing on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary).
Interest rate swap agreements — These agreements entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the swap agreement. The market quotes were developed by the counterparty using market observable inputs, which primarily include the London Interbank Offered Rate (“LIBOR”) for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, the agreements are classified in Level 2 of the valuation hierarchy. The Company also considers nonperformance risk, including the likelihood of default by itself and its counterparties, when evaluating whether market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with highly rated and pre-approved counterparties. Furthermore, both credit risk of our counter-parties and the Company’s default risk are mitigated through the pledging of collateral when certain thresholds are reached. Because of this collateral requirement, the Company concluded that the credit risk implied in the LIBOR swap curve was representative of the credit risk for the Company’s potential derivative liabilities. For these reasons, nonperformance risk is considered low and, accordingly, any such credit risk adjustments to the Company’s swap agreements would be immaterial.
Financial Liabilities
Deposits without a stated maturity and Certificates of deposit — Deposit liabilities are carried at historical cost. SFAS 107 states that the fair value of deposits without a stated maturity, such as noninterest-bearing deposits, interest-bearing checking and money market and other savings, is equal to the amount payable on demand at the measurement date. The fair value of other time deposits (certificates of deposit) is calculated based on discounted contractual cash flows. Discount rates are selected using the rates that were offered nationally per Bankrate.com at year-end.
Subordinated debentures relating to Trust Preferred Securities — The subordinated debentures are carried at amortized cost. However, we are required to estimate the fair value of long-term debt under SFAS 107. Generally, the discounted cash flow method is used to estimate the fair value of our long-term debt. Contractual cash flows are discounted using rates offered for new notes with similar remaining maturities and, as such, these discount rates include our current spread levels. The debentures are floating rate and reprice quarterly. However, the spreads available on similar debt may fluctuate over time giving rise to changes in fair value.
Other borrowings — These are either short-term in nature or reprice quarterly and, as such, carrying value approximates fair value.

Unrecognized financial liabilities — These consist primarily of unfunded loan commitments on commercial real estate construction loans. As construction proceeds on the underlying projects, these amounts will likely be funded. Consistent with the allowance for loan losses, Corus has established a credit reserve against these, as yet, unfunded amounts. This reserve is referred to as the Liability for Credit Commitment Losses and is reflected in the table on the following pages as the carrying amount and fair value of unfunded loan commitments. See Allowance for Credit Losses in Note 2 to the consolidated financial statements for additional details regarding Corus’ methodology for establishing the Liability for Credit Commitment Losses.
Financial Assets and Liabilities Recorded at Fair Value on a Recurring and Nonrecurring Basis

The table below presents the balances of financial assets measured at fair value on a recurring or nonrecurring basis (no liabilities were measured at fair value at December 31, 2008):

	Fair Value at December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Recurring basis:
Financial Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$1,634,014	$—	$1,634,014
Other securities	2,839	—	—	2,839
Interest rate swap agreements	—	2,201	—	2,201

Total	$2,839	$1,636,215	$—	$1,639,054

Nonrecurring basis:
Financial Assets:
Loans, net	$—	$—	$1,146,188	$1,146,188
The loans measured at fair value are net of both specific reserves of $140 million and costs to sell of $41 million. For the year ended December 31, 2008, expenses totaling $439 million were recorded to reflect the fair value adjustments.
Nonfinancial assets which may be measured at fair value on a nonrecurring basis also include other real estate owned. SFAS 157 will apply to these fair values measurements beginning January 1, 2009.
SFAS 107, Disclosures about Fair Value of Financial Instruments
In the normal course of business, Corus invests in various financial assets, incurs various financial liabilities and enters into agreements involving unrecognized financial instruments (consisting of standby letters of credit, commitment letters, and unused lines of credit). The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts Corus might receive or pay in actual market transactions. Potential taxes and other transaction costs have also not been considered in estimating fair value. As some of Corus’ assets and liabilities are not considered financial instruments, the disclosures below do not reflect the fair value of Corus as a whole.

The following is a summary of fair value estimates as of December 31, 2008 and 2007, for financial instruments, as defined by SFAS 107:

	2008		2007
	Carrying	Fair	Carrying	Fair
December 31	Amount	Value	Amount	Value
(in thousands)
Financial Assets
Cash and cash equivalents	$308,669	$308,669	$663,207	$663,207
Time deposits with banks	1,930,918	1,930,918	—	—
Available-for-sale securities	1,636,853	1,636,853	3,785,499	3,785,499
Loans, net	3,783,252	3,298,400	4,338,395	4,339,423
Other assets	2,201	2,201	—	—

Financial Liabilities
Deposits without a stated maturity	$2,228,866	$2,228,866	$2,095,882	$2,095,882
Certificates of deposit	5,363,594	5,423,218	5,523,800	5,528,768
Subordinated debentures relating to Trust Preferred Securities	409,414	25,588	404,647	330,787
Other borrowings	725	725	54,945	54,945
Other liabilities	—	—	147	147

Unrecognized Financial Liabilities
Standby letters of credit	$10	$10	$22	$22
Unfunded loan commitments	35,550	35,550	6,000	6,000

NOTE 15
LEGAL PROCEEDINGS
Corus is involved in various legal proceedings involving matters that arose in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity, or capital resources.
During the first quarter of 2009, Corus and Mr. Robert J. Glickman, the Company’s Chief Executive Officer, were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Illinois alleging violations of federal securities laws. The lawsuit, brought on behalf of shareholders who purchased the Company’s common stock between January 25, 2008 and January 30, 2009, allege primarily that the defendants violated the federal securities laws by disseminating materially false and misleading statements during the above-mentioned period. The lawsuits seek unspecified damages. The lead plaintiff and class counsel have not been selected. Corus has until April 7, 2009, unless extended, to respond to the claims in the first lawsuit.
Because this lawsuit was recently filed and there are significant uncertainties involved in any potential class action litigation, management is unable to predict the outcome of the purported class action lawsuit and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. Corus and Mr. Glickman intend to vigorously defend the lawsuit.

NOTE 16
EQUITY COMPENSATION PLANS
Corus utilizes its stock to compensate employees under various nonqualified equity award plans (the “Equity Award Plans”) that allow for stock option awards as well as grants of restricted stock. As of December 31, 2008, there were 774,054 shares available for grant under the Equity Award Plans. Additionally, the Company also maintains a Commission Program for Commercial Loan Officers, a portion of which is equity compensation and discussed in this note.
Stock Options Options to purchase Corus’ common stock have been granted to employees under the Equity Award Plans at exercise prices equal to the closing market price of the underlying stock on the date of grant, except for options granted in 2006, which were based on the closing price of the stock one business day prior. Stock options granted prior to 2008 vest at a rate of 20% per year, over a five-year period, while stock options granted in 2008 vest at a rate of 25% per year, over a four-year period. All awards expire 10 years after the respective grant dates. For the years ended December 31, 2008, 2007, and 2006, the Company granted options to purchase 851,684 shares, 462,710 shares, and 356,120 shares, respectively, of Corus common stock to certain employees. The weighted-average grant-date fair value of options granted was $1.55, $3.55, and $7.97 in 2008, 2007, and 2006, respectively.
For the years ended December 31, 2008, 2007, and 2006, stock option expense totaled $1.6 million, $1.8 million, and $1.9 million, respectively. The resulting deferred tax benefit was $599,000, $638,000, and $671,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The expense was based on the fair value of stock options granted calculated using the Black-Scholes valuation model.
The fair value of stock options granted was computed using the Black-Scholes valuation model using the following assumptions:

Grant date	11/11/08	1/29/08	4/23/07	5/24/06
Expected volatility	38.58%	31.20%	26.62%	27.30%
Expected dividend yields	0.00%	7.50%	4.44%	3.00%
Expected term	6 years	8 years	8 years	8 years
Risk-free rate	3.99%	4.46%	4.60%	4.97%
Fair value	$0.89	$1.60	$3.55	$7.97
Expected volatility is based on historical volatility of Corus’ stock price over a historical time frame equal to the expected life of the stock options. Volatility was calculated based on the weekly closing stock prices in 2008, the monthly closing stock prices in 2007, and the quarterly closing stock prices in 2006.
To estimate the dividend yield over the expected term, Corus considered its current dividend, (in the absolute and then relative to our current stock price), the Company’s historical dividend paying practices, and projections about possible dividend scenarios in the future. Management uses an internally developed model to project various scenarios regarding Corus’ potential future business prospects, earnings, dividend-paying capacity/willingness, and potential associated stock prices. Corus’ current dividend on common stock was cancelled in April of 2008.

The expected term is an estimate as to how many years employees will hold onto stock options before exercising those options. This term will almost always be less than the contractual term of the option (most employees do not wait the full 10 years to exercise the option). The estimates are based on various factors, including historical employee exercise behavior.
The risk-free rate is the zero-coupon Treasury yield with a term equal to the expected life of the stock options awarded.
A summary of the changes in stock options outstanding for the year ended December 31, 2008, is illustrated below:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
Year Ended December 31, 2008	Shares	Exercise Price	Contractual Life	Value(1)
(in thousands, except exercise price)
Beginning options outstanding	2,567	$17.10
Grants	852	$10.36
Exercises	—	—
Expirations	(277)	14.21
Forfeitures	(343)	13.89

Ending Options Outstanding	2,799	$15.66	6.2 years	—

Exercisable at December 31	1,534	$15.29	4.4 years	—

(1)	Corus’ stock price as of December 31, 2008 was $1.11/share which was lower than the exercise price for all outstanding options. Thus, intrinsic value is zero.
The following table provides additional details regarding exercises of stock options for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31
(in thousands)	2008(1)	2007	2006
Number of options exercised	—	1,010	182
Cash proceeds from exercises	$—	$83	$1,658
Non-cash proceeds from exercises (tendered stock)	$—	$7,375	$124
Tax benefit
-Based on Black-Scholes fair value	$—	$931	$222
-Based on intrinsic value in excess of Black-Scholes fair value	$—	$2,156	$1,007
Intrinsic Value	$—	$8,820	$3,512

(1)	There were no options exercised in 2008.

As of December 31, 2008, nonvested stock options had an unrecognized compensation expense of $2.9 million. The expense will be recorded over a weighted average period of 2.4 years.
Restricted Stock In 2008, the Company granted 521,932 restricted stock awards to certain employees under the Equity Award Plans. The restricted stock awards were granted at a weighted average grant date fair value of $2.03 per share. Also in 2008, 6,700 shares of restricted stock vested and 24,000 were forfeited. For the year ended December 31, 2008, restricted stock expense totaled $0.1 million. The resulting tax benefit was immaterial. As of December 31, 2008, there was $1.1 million of total unrecognized compensation expense related to the restricted stock awards. That expense is expected to be recognized over a weighted average period of 3.8 years.

		Weighted Average Grant	Weighted Average
		Date Fair	Remaining
Year Ended December 31, 2008	Number of Shares	Value	Contractual Life
(in thousands, except exercise price)
Outstanding at Dec 31, 2007	34	$17.04
Granted	522	2.03
Vested	(7)	17.04
Forfeited	(24)	16.98

Outstanding at Dec 31, 2008	525	$2.11	3.8 years

The awards granted in 2007 vest at a rate of 20% per year, over a five-year period, while the awards granted in 2008 vest at a rate of 25% per year, over a four-year period. Both provide for accelerated vesting or forfeiture of the shares under certain conditions.
Commission Program for Commercial Loan Officers The Company has maintained a long-term commission-based incentive plan for the commercial loan officers for many years (previously known as the “Former CLO Program,” or the “Existing CLO Program,” or the “Old CLO Program,” but hereinafter defined as the “CLO Program”). The CLO Program was modified in 2007 to apply only to those loans originated through October 31, 2006.
A fundamental aspect of the CLO Program is that it generally requires that a portion of an officer’s commission be withheld by the Bank, and for a substantial period of time (referred to as either “held back” commissions or “holdbacks”).
The commercial loan officers have various alternatives for “investing” their holdbacks, including units that are each equivalent to a share of Corus common stock (the “Corus Stock Election”). Holdbacks in Corus common stock are recorded as equity and included in capital surplus. In accordance with the accounting rules, holdbacks in Corus common stock are not adjusted for subsequent changes in the market price of the stock and, as such, no additional expense is recorded. The CLO Program allows for the release of holdbacks in instances where an officer’s holdback is no longer considered to be at a substantial risk of forfeiture, as calculated under the CLO Program. Upon release, Corus is entitled to a tax benefit equal to the market value of the released shares of Corus common stock.

Under the terms of the CLO Program, holdbacks are at risk of forfeiture in the event the Company suffers a loss on a loan originated by the loan officer. As such, Corus can recover a portion of a loss through the forfeiture of the holdbacks. Officers share in losses at the same rate at which the commissions were originally earned and recorded. To the extent a probable loss has not been confirmed (i.e., Corus has not yet sold the loan or underlying collateral), an estimated forfeiture may be recorded. These forfeitures are referred to as loss sharing. For purposes of determining loss sharing adjustments, management considers any charge-off or specific reserve included in the Allowance for Loan Losses as a probable loss to be shared by the officers. Changes in estimated forfeitures are reflected as an adjustment to compensation expense.
The following table presents a rollforward of the commissions held back and invested in the Corus Stock Election:

Book Balance of
Commissions held
back in the Corus
Year Ended December 31, 2008	Stock Election
(in thousands)
Balance at December 31, 2007	$11,976
Current year holdbacks	2,271
Settlement	(415)
Loss sharing	(11,707)

Balance at December 31, 2008	$2,125

NOTE 17
NET INCOME/(LOSS) PER SHARE
Net income/(loss) per share was calculated as follows:

Years Ended December 31	2008	2007	2006
(in thousands, except per share data)
Numerator:
Net income/(loss) attributable to common shares	$(456,463)	$106,204	$189,444

Denominator:
Average common shares outstanding — Basic	54,261	56,273	55,968
Effect of dilutive potential common shares	—	992	1,737

Average common shares outstanding — Diluted	54,261	57,265	57,705

Net income/(loss) per share:
Basic	$(8.41)	$1.89	$3.38
Diluted	(8.41)	1.85	3.28
For the year ended December 31, 2008, diluted net loss per share excluded the impact of 3,550,231 potential common shares because the effect would have been antidilutive. For the years ended December 31, 2007 and 2006, respectively, stock options outstanding to purchase 1,410,010 shares and 355,120 shares were not included in the computations of diluted earnings per share because the effect would have been antidilutive as the options were out-of-the money.

NOTE 18
REGULATORY CAPITAL AND RATIOS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
As presented in Note 1 to the consolidated financial statements, on February 18, 2009, the Company announced that, in coordination with, and at the request of, both the FRB and the OCC, the Company and the Bank, respectively, have entered into the Agreement with the FRB and the Order with the OCC. While the Agreement requires Corus to develop a capital plan to address the Company’s and the Bank’s capital requirements, it did not contain any changes with respect to the minimum capital ratios required for the Company. The Order, however, increases significantly the minimum capital ratios for the Bank to achieve and maintain by June 18, 2009. Under the Order, the minimum capital ratios are as follows: Tier 1 Leverage was increased to 9% and Tier 1 Risk-Based was increased to 12%. There was no change to the Total Risk-Based ratio, but, by definition it cannot be lower than the Tier 1 Risk-Based ratio of 12%.
As of December 31, 2008, although the Bank was in compliance with the previous minimum capital ratios, it would not have been in compliance with the new higher minimum capital ratios discussed above. The OCC may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category. Future noncompliance with regulatory capital requirements raises substantial doubt about the Bank’s ability to stay solvent and the Company’s ability to continue as a going concern. In addition, the OCC could issue a prompt corrective action directive, which could result in the Bank being placed into receivership and as a result could also cause the Company to be unable to continue as a going concern.
At this point in the housing cycle, we are experiencing significant loan quality issues. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
We have determined that significant additional sources of capital will be required for us to continue operations through 2009 and beyond. The Company’s Board of Directors has formed a Strategic Planning Committee. The Strategic Planning Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring, however, there can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements. If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-adjusted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all applicable capital adequacy requirements as of December 31, 2008 and 2007.
As of December 31, 2008 and 2007, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. However, given the events and conditions discussed above, the Bank would not have met the minimum had the Order been in effect as of December 31, 2008 and would not have been considered well-capitalized.
Below is a summary of both consolidated and Bank regulatory capital ratios as of December 31, 2008 and 2007, respectively:

					To qualify as “Well-
			Minimum Capital		Capitalized" Under Prompt
	Actual		Requirement		Corrective Action Provisions (1)
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tier 1 Leverage (2)
Corus Bankshares, Inc.	$377	4.4%	$345	4.0%	NA	NA
Corus Bank, N.A.	622	7.2%	344	4.0%	$431	5.0%

Tier 1 Risk-Based (3)
Corus Bankshares, Inc.	$377	6.2%	$245	4.0%	NA	NA
Corus Bank, N.A.	622	10.2%	244	4.0%	$367	6.0%

Total Risk-Based (4)
Corus Bankshares, Inc.	$755	12.3%	$490	8.0%	NA	NA
Corus Bank, N.A.	701	11.5%	489	8.0%	$611	10.0%

As of December 31, 2007
Tier 1 Leverage (2)
Corus Bankshares, Inc.	$1,025	11.4%	$359	4.0%	NA	NA
Corus Bank, N.A.	941	10.6%	354	4.0%	$443	5.0%

Tier 1 Risk-Based (3)
Corus Bankshares, Inc.	$1,025	14.4%	$285	4.0%	NA	NA
Corus Bank, N.A.	941	13.5%	279	4.0%	$418	6.0%

Total Risk-Based (4)
Corus Bankshares, Inc.	$1,254	17.6%	$570	8.0%	NA	NA
Corus Bank, N.A.	1,018	14.6%	557	8.0%	$697	10.0%

NA	- Not applicable.

(1)	The Bank will not be deemed to be “well capitalized” under the prompt corrective action provisions subsequent to February 18, 2009, the effective date of the Order.

(2)
Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities (Holding Company only) and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(3)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(4)
Total risk-based capital (equal to Tier 1 capital plus allowable trust preferred securities (Holding Company only) that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and SFAS 115 gain); computed as a ratio torisk-adjusted assets.

Additional Considerations Regarding the Calculation of Regulatory Capital and Ratios
As referenced in the footnotes to the regulatory ratios table above, trust preferred securities are includable in the regulatory capital measures based on certain rules. Importantly, the allowable amounts can change dramatically as equity declines below certain levels. While a complete review of all the rules is beyond the scope of this document, it is important to be aware of certain limits that may begin to impact the Company’s ratios. Note that this discussion regarding the inclusion of trust preferred securities in capital calculations impacts only the ratios calculated at the consolidated level and, accordingly, is not applicable to the Bank ratios.
Tier 1 Capital — Regulatory rules allow trust preferred securities to be included in Tier 1 capital up to 25% of the sum of all Tier 1 capital elements, including the trust preferred securities. In other words, Corus’ trust preferred securities may be included in Tier 1 capital in an amount equal to one-third of its equity. Therefore, given Corus’ current level of capital, each $1.00 reduction in Corus’ equity will result in a $1.33 reduction in Tier 1 capital.
Total Capital (Tier 1 capital plus Tier 2 capital) — As current regulations provide, total Tier 2 capital may not exceed Tier 1 capital. In summary, taken together with the Tier 1 limits described above, each $1.00 reduction in Corus’ equity will cause (at a minimum) a $2.00 reduction in its Total capital.
Concentrations in Commercial Real Estate Lending
In December 2006, the OCC, together with the Board of Governors of the Federal Reserve System and the Federal Insurance Corporation (the “Agencies”), issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance indicates it is intended to “reinforce and enhance the Agencies’ existing regulations and guidelines for real estate lending” and, to “remind institutions that strong risk management practices and appropriate levels of capital are important elements of a sound Commercial Real Estate (“CRE”) lending program, particularly when an institution has a concentration in CRE loans.” Importantly, the Guidance states that it, “...does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.”
While the Guidance states that it, “...does not define a CRE concentration,” it does outline ‘supervisory monitoring criteria’ that, “...the Agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk.” Those criteria are: “(1) Total loans for construction, land development, and other land representing 100 percent or more of the institution’s total capital, or (2) Total commercial real estate loans representing 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate portfolio increasing by 50% or more during the prior 36 months.”
As of December 31, 2008, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.5 billion, which represented 501% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves (please see table above for further information). Also as of December 31, 2008, the Bank had commercial real estate loan balances outstanding totaling $4.0 billion, which represented 570% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of December 31, 2008.

The Order issued by the OCC includes a requirement that the Bank “adopt, implement and thereafter ensure Bank adherence to” a revised written commercial real estate (“CRE”) concentration management program (the “Program”) designed to manage the risk in the Bank’s CRE portfolio in accordance with regulatory guidelines. While Corus intends to comply with the OCC’s request, if and when the Bank resumes commercial lending, we will not be able to change the Bank’s commercial real estate concentration until such time as we originate new loans outside of the commercial real estate sector.
Dividend Restrictions
The Agreement entered into with the FRB prohibit the payment of any dividends, by either the Bank or the holding company, without FRB approval. The payment of dividends by the Bank is further restricted by various other federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. Based on these constraints, the Bank was not in position to distribute any amount to the holding company at December 31, 2008.
NOTE 19
RELATED PARTY TRANSACTIONS
From time to time, Corus may enter into transactions with related persons. Related persons include executive officers, directors, beneficial owners of 5% or more of Corus stock, immediate family members of these persons and entities in which any of these persons has a direct or indirect material interest. In accordance with the Audit Committee Charter, all related party transactions are reviewed and approved by the Audit Committee.
In prior years, Robert J. Glickman, President and CEO of the Company, and Edward W. Glickman, a beneficial owner of 5% or more of Corus stock, participated in certain loans originated by Corus. No such participations were originated during 2008 or 2007, and none were outstanding as of December 31, 2008 or 2007. Mr. Edward W. Glickman is also the brother of Robert J. Glickman and the son of Joseph C. Glickman, a director of Corus.
The participation fees from loans originated prior to 2007 were as follows:

	Fees and Interest
	Paid to Participant in
Participant	2008	2007	2006
(in thousands)
Edward W. Glickman	$—	$116	$218
Robert J. Glickman	—	—	238
There were no remaining participations as of December 31, 2008. The Audit Committee approved the related party transactions described above in accordance with the Audit Committee Charter.

NOTE 20
SUPPLEMENTAL INFORMATION TO CASH FLOWS

Years Ended December 31	2008	2007	2006
(in thousands)
Cash paid during the period for:
Interest	$344,010	$440,224	$402,517
Income taxes	12,475	78,125	103,921
Noncash Investing and Financing Activities:
Loan transferred to Other Real Estate Owned	400,100	31,948	8,439
Loan charge-offs	410,130	40,627	2,640
Corus financed OREO sale	(18,200)	—	—
Common stock repurchase — delivery of shares related to option exercise	—	(7,375)	(124)
NOTE 21
PARENT COMPANY FINANCIAL STATEMENTS
Corus’ condensed parent company financial statements were as follows:
CONDENSED BALANCE SHEETS

December 31	2008	2007
(in thousands)
Assets:
Cash	$48,188	$162,850
Available-for-sale securities, at fair value	2,839	140,473
Investment in subsidiary	621,428	938,385
Loans, net of unearned income	—	30,608
Other assets	33,274	15,060

Total Assets	$705,729	$1,287,376

Liabilities and shareholders’ equity:
Long-term debt — subordinated debentures	$409,414	$404,647
Other borrowings	—	52,907
Other liabilities	13,750	40,425
Shareholders’ equity	282,565	789,397

Total Liabilities and Shareholders’ Equity	$705,729	$1,287,376

CONDENSED STATEMENTS OF INCOME

Years Ended December 31	2008	2007	2006
(in thousands, except per share data)
Income:
Dividends from bank subsidiary	$570	$149,600	$99,000
Interest, points and fees on loans, and dividend income	10,202	18,001	10,482
Securities gains/(losses), net	25,917	4,657	6,071
Other income	790	989	875

Total Income	37,479	173,247	116,428

Expense:
Interest expense	24,586	35,071	29,495
Provision for credit losses	13,914	—	—
Other expenses	619	1,996	2,202

Total Expense	39,119	37,067	31,697

Income/(Loss) Before Taxes and Equity in Undistributed Net Income/(Loss) of Subsidiary	(1,640)	136,180	84,731
Income tax benefit	(996)	(6,320)	(6,985)

Income/(Loss) Before Equity in Undistributed Net Income/(Loss) of Subsidiary	(644)	142,500	91,716
Equity in undistributed net income/(loss) of subsidiary	(455,819)	(36,296)	97,728

Net Income/(Loss)	$(456,463)	$106,204	$189,444

Net income/(loss) per share:
Basic	$(8.41)	$1.89	$3.38
Diluted	(8.41)	1.85	3.28

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31	2008	2007	2006
(in thousands)
Cash Flows From Operating Activities:
Net income/(loss)	$(456,463)	$106,204	$189,444
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for credit losses	13,914	—	—
Depreciation	2	3	2
Deferred income tax (benefit)/expense	(8,009)	3,379	(373)
Deferred interest expense from subordinated debentures relating to Trust Preferred Securities	4,767	—	—
Securities (gains)/losses, net	(25,917)	(4,657)	(6,071)
Increase in other assets	(5,507)	(27)	(681)
(Decrease)/increase in other liabilities	(14,546)	(2,334)	4,883
Equity in undistributed net loss/(income) of subsidiary	455,819	36,296	(97,728)

Net Cash (Used in)/Provided by Operating Activities	(35,940)	138,864	89,476

Cash Flows From Investing Activities:
Proceeds from sales of available-for-sale securities	127,899	38,091	15,752
Proceeds from maturities of available-for-sale securities	—	—	15,000
Purchases of available-for-sale securities	(86)	(7,492)	(41,041)
Loan participations funded, net	17,569	(7,848)	(3,085)
Capital infusion to subsidiary bank	(137,600)	—	—

Net Cash Provided by/(Used in) Investing Activities	7,782	22,751	(13,374)

Cash Flows From Financing Activities:
Net proceeds from issuance of subordinated debentures relating to Trust Preferred Securities	—	20,000	25,000
(Decrease)/increase in other borrowings, net	(52,907)	14,606	19,151
Cash proceeds from stock option exercises	—	83	1,658
Increase from subsidiary equity compensation plans, net	1,102	3,368	3,552
Repurchases and retirements of common shares	(7,176)	(19,848)	(1,963)
Cash dividends paid on common shares	(27,523)	(113,270)	(46,139)

Net Cash (Used in)/Provided by Financing Activities	(86,504)	(95,061)	1,259

Net (Decrease)/Increase in Cash and Cash Equivalents	(114,662)	66,554	77,361
Cash and cash equivalents at beginning of year	162,850	96,296	18,935

Cash and Cash Equivalents at End of Year	$48,188	$162,850	$96,296

(1)	Pursuant to the Commission Program for Commercial Loan Officers.

NOTE 22
QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of quarterly financial information for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest, points and fees on loans, and dividend income	$71,823	$105,691	$111,872	$143,676
Interest expense	78,791	77,708	86,392	96,754

Net Interest Income/(Loss)	(6,968)	27,983	25,480	46,922
Provision for credit losses	(360,000)	(182,200)	(58,500)	(36,800)

Net Interest Income/(Loss) After Provision for Credit Losses	(366,968)	(154,217)	(33,020)	10,122
Noninterest income, excluding securities gains/(losses), net	3,086	3,206	3,089	3,430
Securities gains/(losses), net	—	(21)	15,130	10,978
Noninterest expense	22,654	17,907	10,791	19,245

Income/(Loss) Before Income Taxes	(386,536)	(168,939)	(25,592)	5,285
Income tax expense/(benefit)	(69,751)	(40,937)	(9,408)	777

Net Income/(Loss)	$(316,785)	$(128,002)	$(16,184)	$4,508

Net income/(loss) per share:
Basic	$(5.90)	$(2.38)	$(0.30)	$0.08
Diluted	(5.90)	(2.38)	(0.30)	0.08

	Year Ended December 31, 2007
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Interest, points and fees on loans, and dividend income	$164,202	$178,958	$186,776	$186,520
Interest expense	102,872	106,228	109,219	111,681

Net Interest Income/(Loss)	61,330	72,730	77,557	74,839
Provision for credit losses	(33,500)	(15,000)	(12,000)	(5,500)

Net Interest Income/(Loss) After Provision for Credit Losses	27,830	57,730	65,557	69,339
Noninterest income, excluding securities gains/(losses), net	3,419	3,402	3,405	3,740
Securities gains/(losses), net	(4,082)	10,983	13,025	(15,253)
Noninterest expense	23,006	17,982	16,873	17,713

Income/(Loss) Before Income Taxes	4,161	54,133	65,114	40,113
Income tax expense/(benefit)	2,237	18,649	22,707	13,724

Net Income/(Loss)	$1,924	$35,484	$42,407	$26,389

Net income/(loss) per share:
Basic	$0.03	$0.63	$0.75	$0.47
Diluted	0.03	0.61	0.74	0.46

SUPPLEMENTARY STATISTICAL DATA (UNAUDITED)
This section contains supplementary statistical data provided in accordance with the requirements of The Exchange Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies. This data should be read in conjunction with Corus’ Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto of this report.
Carrying Value of Securities by Category
The carrying values of securities held by Corus were as follows:

	December 31
(in thousands)	2008	2007	2006
U.S. Government agencies	$1,634,014	$3,618,265	$5,178,270
Equity securities	—	135,981	217,042
Mortgage backed securities	—	—	4,816
Other	2,839	4,492	5,093

Total	$1,636,853	$3,758,738	$5,405,221

Maturities of Securities
The scheduled maturities by security type as of December 31, 2008, were as follows:

		Not due at
	One year	a single
(in thousands)	or less	maturity	Total

U.S. Government agencies	$1,634,014	$—	$1,634,014
Other	—	2,839	2,839

Total	$1,634,014	$2,839	$1,636,853

The weighted-average yield for U.S. Government agencies is based on amortized cost. The weighted-average yield for Common Stocks is based on the market value at December 31, 2008.

		Not due at
	One year	a single
	or less	maturity	Total

U.S. Government agencies	2.79%	—%	2.79%
Other	—	2.98	2.98
Actual maturities may differ from those scheduled due to prepayments from issuers. Yields on tax-advantaged securities reflect a tax equivalent adjustment based on a marginal corporate tax rate of 35%.

Classification of Loans
Corus’ loans were as follows:

	December 31
(in thousands)	2008	2007	2006	2005	2004
Commercial real estate:
Condominium:
Construction	$2,883,862	$3,460,923	$2,615,037	$1,919,232	$801,201
Conversion	171,465	583,871	1,236,519	1,789,612	789,568
Inventory	49,265	64,215	51,323	96,532	152,051
Other commercial real estate	894,457	241,658	171,762	599,048	890,101

Total commercial real estate	$3,999,049	$4,350,667	$4,074,641	$4,404,424	$2,632,921
Commercial	40,251	41,317	42,319	84,381	109,582
Residential real estate and other	13,309	17,403	25,019	35,706	51,325

Loans, net of unearned income	$4,052,609	$4,409,387	$4,141,979	$4,524,511	$2,793,828

Mezzanine loans included in total commercial real estate	$44,425	$123,956	$195,649	$132,432	$111,278
Maturities of Loans and Sensitivity to Changes in Interest Rates
The following table classifies the scheduled maturities for the following loan portfolio categories at December 31, 2008:

	One year	From one	After
(in thousands)	or less	to five years	five years	Total
Commercial real estate:
Condominium:
Construction	$2,047,321	$836,541	$—	$2,883,862
Conversion	160,727	10,738	—	171,465
Inventory	49,265	—	—	49,265
Other commercial real estate	335,344	559,113	—	894,457

Total commercial real estate	$2,592,657	$1,406,392	$—	$3,999,049
Commercial	22,043	17,823	385	40,251
Residential real estate and other	1,588	2,849	8,872	13,309

Loans, net of unearned income	$2,616,288	$1,427,064	$9,257	$4,052,609

Of the loans maturing after one year, $45.9 million have fixed rates and $1.4 billion have floating or adjustable rates.

Risk Elements in the Loan Portfolio
Nonaccrual, Past Due, OREO and Restructured Loans were as follows:

	December 31
(in thousands)	2008	2007	2006	2005	2004
Nonaccrual
Condominium:
Construction	$1,648,712	$105,066	$—	$—	$—
Conversion	136,298	177,086	72,472	—	—
Inventory	44,046	—	—	—	—

Total condominium	1,829,056	282,152	72,472	—	—
Other commercial real estate:
Office	39,354	—	—	—	—
Rental Apartment	156,831	—	—	—	—

Total commercial real estate	2,025,241	282,152	72,472	—	—
Commercial	846	28	—	—	—
Residential real estate and other	—	—	70	73	76

Total nonaccrual	2,026,087	282,180	72,472	—	—
Loans 90 days or more past due	1,707	463	34,365	544	5,675
Troubled debt restructurings (1)	8,709	153,453	—	14,727	23,479

Total Nonperforming Loans	2,036,503	436,096	106,837	15,271	29,154
Other real estate owned (“OREO”)	408,987	36,951	8,439	—	40

Total Nonperforming Assets	$2,445,490	$473,047	$115,276	$15,271	$29,194

(1)	To the extent not included in either nonaccrual or loans 90 days or more past due.
Loan Concentrations
As of December 31, 2008, 77% of Corus’ outstanding commercial real estate loans (75% of total commitments) were collateralized by condominium buildings in major metropolitan areas. Refer to the Loan Portfolio section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, which is incorporated herein by reference, for a breakdown of collateral type by size and geographic distribution.

Analysis of the Allowance for Loan Losses
The activity in the allowance for loan losses was as follows:

	Year Ended December 31
(in thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$70,992	$45,293	$39,740	$32,882	$36,448

Provision for credit losses	637,500	66,000	7,500	6,000	—
Less charge-offs:
Commercial real estate:
Condominium:
Construction	(365,283)	(7,490)	—	—	—
Conversion	(43,340)	(32,958)	—	—	—
Inventory	—	—	—	—	—
Other commerical real estate	—	—	(1,512)	—	—
Commercial	(1,361)	—	(756)	(504)	(13)
Residential real estate and other	(147)	(179)	(372)	(423)	(652)

Total charge-offs	(410,131)	(40,627)	(2,640)	(927)	(665)

Add recoveries:
Commercial real estate:
Condominium:
Construction	5	—	—	—	—
Conversion	1	—	—	—	—
Inventory	—	—	—	—	—
Other commerical real estate	—	—	—	—	—
Commercial	11	133	8	218	—
Residential real estate and other	529	693	1,185	1,567	2,099

Total recoveries	546	826	1,193	1,785	2,099

Net (charge-offs)/recoveries	(409,585)	(39,801)	(1,447)	858	1,434
Reclassification to reserve for loan losses related to unfunded commitments	(29,550)	(500)	(500)	—	(5,000)

Balance at end of year	$269,357	$70,992	$45,293	$39,740	$32,882

Net (charge-offs)/recoveries as a percentage of average loans outstanding	(9.08%)	(0.98%)	(0.03%)	0.02%	0.06%

Allocation of the Allowance for Loan Losses
The allocation of the allowance for loan losses was as follows:

	December 31
(in thousands)	2008	2007	2006	2005	2004
Commercial real estate:
Condominium:
Construction	$202,084	$40,892	$24,258	$14,704	$5,962
Conversion	2,408	20,332	15,166	13,710	5,876
Inventory	35	1,032	550	740	1,131
Other commercial real estate:
Office	2,923	1,033	800	1,217	1,278
Rental apartment and other	34,968	1,342	493	3,372	5,345
Commercial	1,307	2,337	1,517	1,393	673
Residential real estate and other	133	175	261	607	3,152
Unallocated	25,499	3,849	2,248	3,997	9,465

Total	$269,357	$70,992	$45,293	$39,740	$32,882

Mezzanine included in the above	9,906	5,318	6,847	3,941	1,077
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
Loan Portfolio Composition
The composition of the loan portfolio (based on outstanding balances) was as follows:

	December 31
	2008	2007	2006	2005	2004
Commercial real estate:
Condominium:
Construction	72%	79%	63%	42%	29%
Conversion	4	13	30	40	28
Inventory	1	1	1	2	5
Other commercial real estate	22	6	4	13	32
Commercial	1	1	1	2	4
Residential real estate and other	—	—	1	1	2

Total	100%	100%	100%	100%	100%

Deposits
The following table presents the scheduled maturities of time deposits in denominations of $100,000 or greater at December 31, 2008:

(in thousands)
Maturing within 3 months	$498,854
After 3 but within 6 months	466,082
After 6 but within 12 months	1,259,226
After 12 months	14,385

Total	$2,238,547

Return on Equity and Assets
The following table presents certain ratios relating to Corus’ equity and assets:

	December 31
	2008	2007	2006
Return on average total assets	(5.2)%	1.1%	2.0%
Return on average common shareholders’ equity	(63.0)	12.6	25.0
Dividend payout ratio (1)	(3.0)	105.8	26.6
Average equity to average total assets	8.2	8.8	8.0

(1)	The 2007 ratio includes $1.00 per common share special cash dividend declared on June 21, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Chief Executive Officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Although the Company had been working diligently towards completing this Annual Report on Form 10-K, the Company’s Chief Financial Officer went on personal leave as of March 16, 2009, which caused a delay in filing because the Company needed additional time to have other members of senior management perform the duties that the Chief Financial Officer had been performing in connection with this Annual Report on Form 10-K. The Company has, however, hired a Chief Accounting Officer as of March 19, 2009. Based on this evaluation, management has concluded that these controls and procedures were not effective solely as a result of the Company’s failure to file its Annual Report on Form 10-K within the required time period. However, management believes that adding an additional member to senior management who will have significant responsibilities in preparing the Company’s SEC filings has remediated this deficiency in the Company’s disclosure controls and procedures. In addition, management believes that the accuracy and reliability of the information contained in this report has not been affected by the issues described above.
“Disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is on page 103 of this report and is incorporated herein by reference.
(c) Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Corus’ internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 102 of this report and is incorporated herein by reference.
(d) Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2008, management applied additional procedures to identify impaired loans, as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Credit Losses—Allowance for Loan Losses.” As a result of applying these additional procedures, which included specifically reviewing all commercial real estate loans greater than $1 million, Corus recorded additional specific reserves of approximately $26 million.
Other than as described in the immediately preceding paragraph, there were no changes in internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors of Corus (including the identification of audit committee membership and the financial expert serving on the Audit Committee) is incorporated herein by reference from the material contained under the captions “Election of Directors” and “Corporate Governance” of the 2009 Proxy Statement. For Executive Officers, the following table provides each individual’s name, number of years with the Company, age, principal occupation over the past five years (Executive Vice President — EVP; Senior Vice President — SVP; First Vice President — FVP), and the years each position was held.
Executive Officers of the Registrant

Name and		Principal Occupation
(years with Company)	Age	for Past Five Years	Years
Robert J. Glickman (39)(a)	62	President and Chief Executive Officer	1984 — Present
Randy P. Curtis (11)	50	EVP, Retail Banking	2005 — Present
		SVP, Retail Banking	1997 — 2004
Michael E. Dulberg (9)(b)	43	EVP and Chief Financial Officer	2008 — Present
		SVP and Chief Accounting Officer	2004 — 2008
		FVP and Chief Accounting Officer	2000 — 2004
Richard J. Koretz (17)	45	EVP and Chief Operating Officer	2008 — Present
		SVP, Finance	2000 — 2008
Terence W. Keenan (18)	63	SVP, Commercial Lending	1990 — Present
Joel C. Solomon (11)	54	SVP, Commercial Lending	1997 — Present
Timothy J. Stodder (22)	49	SVP, Commercial Lending	2005 — Present
		FVP, Commercial Lending	1996 — 2005

(a)	Robert J. Glickman is the son of Joseph C. Glickman, the Chairman of the Board of Corus.

(b)
Michael E. Dulberg has, at his request, taken a personal leave of absence effective March 16, 2009. Mr. Dulberg’s decision is not in connection with any known disagreement with the Company or its independent registered public accounting firm on any matter relating to the Company’s operations, policies or practices.

All positions held on the previous table are as officers of Corus Bank, N.A. except Robert J. Glickman, Randy P. Curtis, Michael E. Dulberg and Richard J. Koretz who are also officers of the Company.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the material contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2009 Proxy Statement.

Code of Ethics for Principal Officers
Corus has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer). The text of the code of business conduct and ethics is available through the Company website at www.corusbank.com. Additional information regarding the Company’s code of business conduct and ethics is incorporated herein by reference from material contained under the caption “Corporate Governance” of the 2009 Proxy Statement. A copy of the Company’s code of business conduct and ethics will be provided without charge upon written request to the Chief Financial Officer of the Company. The Company will post on its website any amendments to, or waivers from, its code of business conduct and ethics as the code applies to its directors or executive officers.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive and director compensation is incorporated herein by reference from the material under the captions “Executive Compensation,” “Compensation Discussion and Analysis” and “Director Compensation” of the 2009 Proxy Statement. Information regarding compensation committee interlocks and insider participation contained under the caption “Corporate Governance” of the 2009 Proxy Statement is incorporated herein by reference. The information in the “Compensation Committee Report” is incorporated herein by reference, however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners, directors and management is incorporated herein by reference from the material under the captions “Principal Shareholders” and “Security Ownership of Directors and Management” of the 2009 Proxy Statement.
Information regarding Corus’ securities authorized for issuance under equity compensation plans is incorporated herein by reference from the material under the caption “Equity Compensation Plan Information” of the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference from the material under the caption “Certain Relationships and Related Transactions” of the 2009 Proxy Statement. Information regarding director independence is incorporated herein by reference from the material under the caption “Corporate Governance” of the 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding Principal Accounting Fees and Services is incorporated herein by reference from the material under the caption “Appointment of Independent Public Accountants” of the 2009 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial statement schedules have been omitted as they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits:

3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2008.

3(ii)	By-Laws of Corus Bankshares, Inc. are incorporated herein by reference from Exhibit 3(ii) to the Form 10-Q filing dated October 30, 2008.

4.1	Form of Junior Subordinated Debt Securities Indenture is incorporated herein by reference from Exhibit 4.1 to the Form 10-K filing dated March 14, 2006.

4.2	Form of Amended and Restated Declaration of Trust is incorporated herein by reference from Exhibit 4.2 to the Form 10-K filing dated March 14, 2006.

4.3	Form of Guarantee Agreement is incorporated herein by reference from Exhibit 4.3 to the Form 10-K filing dated March 14, 2006.

4.4	Summary Schedule of Subordinated Debentures is incorporated herein by reference from Exhibit 4.4 to the Form 8-K filing dated July 2, 2007.

4.5	Form of common stock certificate incorporated herein by reference from Exhibit 4.3 to the Form S-8 filed on March 28, 2006.

10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated December 7, 2007. (2)

10.2	Corus Bankshares 1999 Stock Option Plan is incorporated herein by reference from Exhibit 4.3 to the Form S-8 filing dated April 30, 1999. (2)

10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 16, 2005. (2)

10.4
Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 16, 2005. (2)

10.5	Form of Change of Control Agreement between the Company and certain of its officers is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated December 7, 2007. (2)

10.6	Summary Description of Corus Bankshares Compensation for Directors (1) (2)

10.7	Summary of Executive Compensation issued by the Company (1) (2)

10.8	Corus Bankshares, Inc. Equity Award and Incentive Plan (As Amended) is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated April 26, 2007. (2)

10.9	Form of Non-qualified Stock Option Agreement under the Equity Award and Incentive Plan is incorporated herein by reference from Exhibit 10.3 to the Form 10-Q filing dated May 10, 2007. (2)

10.10	Form of Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated March 15, 2007. (2)

10.11	Form of Performance Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated March 15, 2007. (2)

10.12	Form of Indemnification Agreement is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated October 17, 2008.

10.13
Form of Written Agreement by and between Corus Bankshares, Inc. and the Federal Reserve Bank of Chicago, dated February 18, 2009 is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated February 23, 2009.

10.14
Form of Consent Order dated February 18, 2009 issued by the Comptroller of the Currency in the matter of Corus Bank, N.A. is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated February 23, 2009.

10.15
Form of Stipulation and Consent to the Issuance of a Consent Order dated February 18, 2009 between the Comptroller of Currency and Corus Bank, N.A. is incorporated herein by reference from Exhibit 10.3 to the Form 8-K filing dated February 23, 2009.

11	Computation of Net Income Per Share is incorporated herein by reference from Note 17 within Item 8 of this Report. (1)

14	Corus Bankshares, Inc. Code of Business Conduct and Ethics is incorporated herein by reference from Exhibit 14 to the Form 8-K filing dated August 31, 2006.

21	List of subsidiaries — see Part I of this Report

23	Consent of Independent Registered Public Accounting Firm (1)

31	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (3)

(1)	Filed herewith

(2)	Management or Director contract or compensatory plan or arrangement

(3)	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corus Bankshares, Inc.
By:	/s/ Robert J. Glickman
Robert J. Glickman
President & Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)
April 6, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph C. Glickman Joseph C. Glickman	Chairman of the Board of Directors	April 6, 2009

/s/ Robert J. Glickman Robert J. Glickman	President, Chief Executive Officer, & Director (Principal Executive, Financial, and Accounting Officer)	April 6, 2009

/s/ Robert J. Buford Robert J. Buford	Director	April 6, 2009

/s/ Kevin R. Callahan Kevin R. Callahan	Director	April 6, 2009

Rodney D. Lubeznik	Director	April 6, 2009

/s/ Michael J. McClure Michael J. McClure	Director	April 6, 2009

/s/ Peter C. Roberts Peter C. Roberts	Director	April 6, 2009

EXHIBIT INDEX

3(i)	Amended and Restated Articles of Incorporation are incorporated herein by reference from Exhibit 3(i) to the Form 10-Q filing dated May 8, 2008.

3(ii)	By-Laws of Corus Bankshares, Inc. are incorporated herein by reference from Exhibit 3(ii) to the Form 10-Q filing dated October 30, 2008.

4.1	Form of Junior Subordinated Debt Securities Indenture is incorporated herein by reference from Exhibit 4.1 to the Form 10-K filing dated March 14, 2006.

4.2	Form of Amended and Restated Declaration of Trust is incorporated herein by reference from Exhibit 4.2 to the Form 10-K filing dated March 14, 2006.

4.3	Form of Guarantee Agreement is incorporated herein by reference from Exhibit 4.3 to the Form 10-K filing dated March 14, 2006.

4.4	Summary Schedule of Subordinated Debentures is incorporated herein by reference from Exhibit 4.4 to the Form 8-K filing dated July 2, 2007.

4.5	Form of common stock certificate incorporated herein by reference from Exhibit 4.3 to the Form S-8 filed on March 28, 2006.

10.1	Amended and Restated Corus Bank N.A. Commission Program for Commercial Loan Officers is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated December 7, 2007. (2)

10.2	Corus Bankshares 1999 Stock Option Plan is incorporated herein by reference from Exhibit 4.3 to the Form S-8 filing dated April 30, 1999. (2)

10.3	Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Transferable) is incorporated herein by reference from Exhibit 99.1 to the Form 8-K filing dated February 16, 2005. (2)

10.4
Form of Non-qualified Stock Option Agreement under the 1999 Stock Option Plan (Non-Transferable) is incorporated herein by reference from Exhibit 99.2 to the Form 8-K filing dated February 16, 2005. (2)

10.5	Form of Change of Control Agreement between the Company and certain of its officers is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated December 7, 2007. (2)

10.6	Summary Description of Corus Bankshares Compensation for Directors (1) (2)

10.7	Summary of Executive Compensation issued by the Company (1) (2)

10.8	Corus Bankshares, Inc. Equity Award and Incentive Plan (As Amended) is incorporated herein by reference from Exhibit 10 to the Form 8-K filing dated April 26, 2007. (2)

10.9	Form of Non-qualified Stock Option Agreement under the Equity Award and Incentive Plan is incorporated herein by reference from Exhibit 10.3 to the Form 10-Q filing dated May 10, 2007. (2)

10.10	Form of Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated March 15, 2007. (2)

10.11	Form of Performance Restricted Stock Agreement is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated March 15, 2007. (2)

10.12	Form of Indemnification Agreement is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated October 17, 2008.

10.13
Form of Written Agreement by and between Corus Bankshares, Inc. and the Federal Reserve Bank of Chicago, dated February 18, 2009 is incorporated herein by reference from Exhibit 10.1 to the Form 8-K filing dated February 23, 2009.

10.14
Form of Consent Order dated February 18, 2009 issued by the Comptroller of the Currency in the matter of Corus Bank, N.A. is incorporated herein by reference from Exhibit 10.2 to the Form 8-K filing dated February 23, 2009.

10.15
Form of Stipulation and Consent to the Issuance of a Consent Order dated February 18, 2009 between the Comptroller of Currency and Corus Bank, N.A. is incorporated herein by reference from Exhibit 10.3 to the Form 8-K filing dated February 23, 2009.

11	Computation of Net Income Per Share is incorporated herein by reference from Note 17 within Item 8 of this Report. (1)

14	Corus Bankshares, Inc. Code of Business Conduct and Ethics is incorporated herein by reference from Exhibit 14 to the Form 8-K filing dated August 31, 2006.

21	List of subsidiaries — see Part I of this Report

23	Consent of Independent Registered Public Accounting Firm (1)

31	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (3)

(1)	Filed herewith

(2)	Management or Director contract or compensatory plan or arrangement

(3)	Furnished herewith