Form 10-Q
period 2009-03-31
CORUS BANKSHARES INC
filed 2009-05-18
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2009, the Registrant had 53,711,680 common shares, $0.05 par value, outstanding.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31	March 31
(dollars in thousands, except per share data)	2009	2008	2008
Assets
Cash and due from banks — noninterest-bearing	$55,149	$67,633	$90,312
Interest-bearing deposits with the Federal Reserve	200,132	141,036	—
Federal funds sold	—	100,000	647,400

Cash and Cash Equivalents	255,281	308,669	737,712
Time deposits with banks	827,953	1,930,918	300,000
Securities:
Available-for-sale, at fair value
U.S. Government agencies (amortized cost $1,318,637, $1,621,499 and $3,304,369)	1,323,958	1,634,014	3,311,454
Other securities (amortized cost $698,720, $3,394 and $55,298)	698,897	2,839	70,093

Total Securities	2,022,855	1,636,853	3,381,547
Loans, net of unearned income	4,159,879	4,052,609	4,556,935
Less: Allowance for loan losses	338,622	269,357	87,477

Loans, net	3,821,257	3,783,252	4,469,458
Other real estate owned	499,076	408,987	53,174
Taxes receivable	140,646	134,168	11,949
Accrued interest receivable	31,736	31,126	29,374
Premises and equipment, net	32,951	33,284	28,001
Other assets	58,002	86,231	60,842

Total Assets	$7,689,757	$8,353,488	$9,072,057

Liabilities and Shareholders’ (Deficit)/Equity
Liabilities:
Deposits:
Interest-bearing	$6,960,431	$7,384,427	$7,537,851
Noninterest-bearing	197,036	208,033	245,935

Total Deposits	7,157,467	7,592,460	7,783,786
Subordinated debentures relating to Trust Preferred Securities	413,991	409,414	404,647
Other borrowings	444	725	47,249
Accrued interest payable	10,818	12,892	16,255
Dividends payable	—	—	13,762
Liability for credit commitment losses	94,116	35,550	7,350
Other liabilities	21,843	19,882	27,293

Total Liabilities	7,698,679	8,070,923	8,300,342
Shareholders’ (Deficit)/Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 53,711,680, 53,710,980 and 55,012,380 shares outstanding, respectively)	2,686	2,686	2,751
Surplus	34,814	35,260	43,353
Equity awards outstanding	9,019	8,622	8,720
(Accumulated deficit)/Retained earnings	(48,273)	236,703	704,162
Accumulated other comprehensive (loss)/income	(7,168)	(706)	12,729

Total Shareholders’ (Deficit)/Equity	(8,922)	282,565	771,715

Total Liabilities and Shareholders’ (Deficit)/Equity	$7,689,757	$8,353,488	$9,072,057

See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(in thousands, except per share data)	2009	2008
Interest, Points and Fees, and Dividend Income:
Interest, points and fees on loans	$39,455	$100,977
Federal funds sold	5	3,807
Interest-bearing deposits with the Federal Reserve	136	—
Time deposits with banks	9,268	256
Securities:
Interest	10,927	37,456
Dividends	—	1,180

Total Interest, Points and Fees, and Dividend Income	59,791	143,676

Interest Expense:
Deposits	62,023	88,886
Subordinated debentures relating to Trust Preferred Securities	4,149	7,067
Other borrowings	—	801

Total Interest Expense	66,172	96,754

Net Interest (Loss)/Income	(6,381)	46,922
Provision for credit losses	193,250	36,800

Net Interest (Loss)/Income After Provision for Credit Losses	(199,631)	10,122

Noninterest Income:
Securities gains/(losses), net	273	10,978
Service charges on deposit accounts	2,112	2,486
Other income	864	944

Total Noninterest Income	3,249	14,408

Noninterest Expense:
Employee compensation and benefits	8,958	9,046
OREO (gains)/losses, net	42,286	2,948
Other real estate owned and protective advances	20,852	403
Insurance — FDIC	5,985	1,594
Net occupancy	1,519	1,258
Depreciation — furniture & equipment	561	441
Data processing	461	470
Other expenses	7,564	3,085

Total Noninterest Expense	88,186	19,245

(Loss)/Income Before Income Taxes	(284,568)	5,285
Income tax expense	408	777

Net (Loss)/Income	$(284,976)	$4,508

Net (Loss)/Income per Common Share:
Basic	$(5.31)	$0.08
Diluted	$(5.31)	$0.08

Cash Dividends Declared per Common Share	$—	$0.25

Average Common Shares Outstanding:
Basic	53,711	55,012
Diluted	53,711	55,829
See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

				(Accumulated	Accumulated
			Equity	Deficit) /	Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Loss	Total
Balance at December 31, 2008	$2,686	$35,260	$8,622	$236,703	$(706)	$282,565

Net loss	—	—	—	(284,976)	—	(284,976)
Other comprehensive loss:
Changes in net unrealized gains on securities	—	—	—	—	(6,189)	(6,189)
Reclassification adjustment for net gains realized in net loss	—	—	—	—	(273)	(273)
Income tax effect	—	—	—	—	—	—

Comprehensive loss						(291,438)

Share-based compensation	—	—	409	—	—	409

Restricted stock vested, 700 common shares	—	8	(12)	—	—	(4)

Loss sharing (1)	—	(454)	—	—	—	(454)

Balance at March 31, 2009	$2,686	$34,814	$9,019	$(48,273)	$(7,168)	$(8,922)

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes to the consolidated financial statements.
THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2007	$2,751	$44,602	$8,215	$713,416	$20,413	$789,397

Net income	—	—	—	4,508	—	4,508
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(715)	(715)
Reclassification adjustment for net gains realized in net income	—	—	—	—	(10,978)	(10,978)
Income tax effect	—	—	—	—	4,009	4,009

Comprehensive loss						(3,176)

Share-based compensation	—	—	517	—	—	517

Restricted stock vested, 700 common shares	—	13	(12)	—	—	1

Loss sharing (1)	—	(1,262)	—	—	—	(1,262)
Cash dividends declared on common stock, $0.25 per common share	—	—	—	(13,762)	—	(13,762)

Balance at March 31, 2008	$2,751	$43,353	$8,720	$704,162	$12,729	$771,715

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(284,976)	$4,508
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Provision for credit losses	193,250	36,800
Depreciation and amortization	855	630
Accretion of investment discounts	(3,332)	(36,061)
Deferred income tax expense/(benefit), net of valuation allowance	32,042	(10,130)
Deferred interest expense from subordinated debentures relating to Trust Preferred Securities	4,149	—
Securities (gains)/losses, net	(273)	(10,978)
Commissions, current year holdback and mark-to-market (1)	62	(1,590)
Loss sharing/forfeitures(1)	(576)	—
Share-based compensation expense	409	517
Loss of/(excess) tax benefits from share-based payment arrangements	4	(1)
Loss on other real estate owned, net	42,286	2,948
(Increase)/Decrease in accrued interest receivable	(610)	5,176
Decrease in accrued interest payable	(1,646)	(1,002)
(Increase)/Decrease in taxes receivable and other assets	(10,686)	8,632
Increase in other liabilities	2,021	10,150

Net cash (used in)/provided by operating activities	(27,021)	9,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities from time deposits with banks	1,208,757	—
Purchases of time deposits with banks	(105,792)	(300,000)
Proceeds from maturities of available-for-sale securities	101,494	2,220,651
Proceeds from sales of available-for-sale securities	250,291	60,994
Purchases of available-for-sale securities	(740,643)	(1,869,110)
Net increase in loans	(307,883)	(185,263)
Recoveries of previously charged-off loans	249	159
Purchases of premises and equipment	(522)	(1,756)
Proceeds from sale of other real estate owned	12,735	—
Capitalized expenditures on other real estate owned	(10,165)	—

Net cash provided by/(used in) investing activities	408,521	(74,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)/Increase in deposit accounts	(434,603)	160,687
Decrease in other borrowings, net	(281)	(7,696)
(Loss of)/excess tax benefits from share-based payment arrangements	(4)	1
Cash dividends paid on common shares	—	(13,761)

Net cash (used in)/provided by financing activities	(434,888)	139,231

Net (decrease)/increase in cash and cash equivalents	(53,388)	74,505
Cash and cash equivalents at January 1	308,669	663,207

Cash and cash equivalents at March 31	$255,281	$737,712

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements
1.	Regulatory Actions, Liquidity, and Going Concern Considerations

As a result of the deepening problems related to our loan portfolio and our current financial condition, Corus Bankshares, Inc. (“Corus” or the “Company”) announced in February 2009 that, at the request of the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”), respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized), to developing a liquidity risk management and contingency funding plan. In addition, as of May 1, the Bank was notified by the OCC that it is undercapitalized under the OCC’s Prompt Corrective Action rules and, therefore, subject to a number of additional statutory and regulatory requirements, including submission of an acceptable capital restoration plan to the OCC.

Also as a result of our current financial condition, the Bank is subject to restrictions on the interest rates it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. In light of the Bank’s historical practice of paying above average rates both locally and nationally, the Bank’s liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering above average rates.

While the Company intends to take such actions as may be necessary to enable Corus and the Bank to comply with the requirements of the Regulatory Agreements and withstand the potential impact of the interest rate restrictions, there can be no assurance that Corus or the Bank will be able to comply fully with the provisions of the Regulatory Agreements, or that compliance with the interest rate restrictions and the Regulatory Agreements, in particular the regulatory capital requirements, will not have material and adverse effects on the operations and financial condition of the Company and the Bank. Any material failure to comply with the provisions of the Regulatory Agreements could result in further enforcement actions by both the FRB and the OCC, or the placing of the Bank into conservatorship or receivership.

REGULATORY ACTIONS

Written Agreement

The Agreement with the FRB restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. The Agreement also requires the Company to develop a capital plan by May 19, 2009, which shall address, among other things, the Company’s and the Bank’s current and future capital requirements, compliance with minimum capital ratios, the source and timing of additional funds necessary to meet future capital requirements, and procedures to notify the FRB within 30 days of each quarter-end if capital ratios fall below the required minimums. The Company is also required to submit cash flow projections for 2009, which were provided to the FRB on April 17, 2009. The Agreement also requires the Company to provide advance notice to the FRB in order to appoint any new director or senior executive officer, which the FRB may approve or disapprove. Finally, the Board of Directors of the Company (the “Board”) is required to submit written progress reports to the FRB within 30 days after the end of each calendar quarter.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
Consent Order

The Order with the OCC requires the Bank, among other things,
• to establish a compliance committee to monitor and coordinate compliance with the Order;
• to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and at least equal to 12% of risk-weighted assets by June 18, 2009;
• to develop a three-year capital plan for the Bank by April 19, 2009, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;
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
• to revise and maintain by March 20, 2009, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs. The program must include specific plans for how the Bank is complying with regulatory restrictions which limit the interest rates the Bank can offer to depositors;
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
• to develop by May 19, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties; and
• to develop by March 20, 2009, a revised Other Real Estate Owned (“OREO”) program to ensure that the OREO properties are managed in accordance with applicable banking regulations.
To date, the Bank has taken several steps to comply with the terms of the Order, including:
• The Board established a Compliance Committee to monitor and coordinate the Bank’s compliance with the provisions of the Order. The Committee consists of two independent directors and one employee director.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
• The Bank delivered to the OCC a three-year capital plan on April 24, 2009, after requesting and receiving a one week extension on the original deadline. The Bank is in the process of working with the OCC and responding to feedback on its initial capital plan submission.
• The Board has submitted a Contingency Funding Plan to the OCC and is monitoring the Bank’s liquidity on a daily, weekly and monthly basis in accordance with the requirements of the Order.
• The initial set of Criticized Asset Reports (“CARs”) for both criticized loans and OREO have been completed as of March 31, 2009, and have been submitted to the Board and OCC for their review. Future CARs will be submitted to both the Bank Board and the OCC on a monthly basis.
• The Board has adopted an OREO Policy. In addition, reports on the status of OREO properties will be provided to the Board on at least a quarterly basis. The Bank is complying with this requirement through its monthly submission of the Criticized Asset and other OREO reports to the Board.
Prompt Corrective Action Notification

On May 1, 2009, based on its March 31, 2009, regulatory Report of Condition and Income (“Call Report”), the Bank received formal notification under the OCC’s Prompt Corrective Action (“PCA”) regime of its “undercapitalized” status. Accordingly, the Bank is subject to numerous mandatory statutory and regulatory requirements, including restrictions on capital distributions; a prohibition on the payment of “management fees” by the Bank to the Company or any other person having control of the Bank; restrictions on asset growth; and a prohibition against any new acquisitions, the establishment of new branch offices, or engaging in any new lines of business without prior approval from the OCC. Moreover, the OCC has discretionary authority to take additional actions with respect to the Bank as if the Bank were significantly undercapitalized, should the OCC make a determination that such additional actions are necessary to carry out the purposes of the PCA statute.

In addition, the Bank is required to submit a capital restoration plan deemed acceptable by the OCC no later than May 22, 2009, or such later time as the OCC may agree. The capital restoration plan must address, among other things, the steps the Bank will take to become adequately capitalized; the levels of capital to be attained during each year in which the plan will be in effect; how the Bank will comply with applicable restrictions and requirements associated with its undercapitalized status; and the types and levels of activities in which the Bank will engage. By statute, the OCC is not permitted to approve the Bank’s capital restoration plan unless the Company submits a written guarantee that the Bank will comply with the terms of the plan until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters. As part of the guarantee, the Company is required to provide appropriate assurances of the Bank’s performance and must also provide assurances that the Company will fulfill any commitments to raise capital made in the capital restoration plan. Such a guarantee would have a priority over most of the other creditors of the holding company in bankruptcy, including the holders of the Company’s trust preferred securities and equity securities. The Company currently has approximately $3.1 billion in liquid assets and its principal obligations consist of approximately $414 million in trust preferred securities.

The Bank is developing a capital restoration plan but no assurances can be provided that it will be able to submit an acceptable plan, including the required Company guarantee. Failure of the Bank to submit an acceptable capital restoration plan would, among other things, result in the Bank becoming “significantly undercapitalized” under the OCC’s PCA rules, and therefore would become subject to additional regulatory restrictions. These restrictions include: requiring a recapitalization of the Bank through the sale of shares and obligations of the Bank, requiring that shares sold must be voting shares, or requiring the Bank to be acquired by another holding company or combined with another institution; imposing additional affiliate transaction restrictions; restricting interest rates the Bank may pay to “the prevailing rates” paid on like deposits in the region where the Bank is located; placing further restrictions on asset growth; placing further restrictions on the Bank’s activities, including the forced reduction or termination of any activity the OCC determines imposes excessive risk; requiring one or more of the following management changes: new election of directors, dismissal of directors or senior management officials, or hiring of senior executive officers; prohibiting the Bank from accepting deposits from correspondent institutions, including renewals and rollovers; prohibiting the Company from making any capital distribution without FRB approval; requiring divestiture of the Bank; or requiring the Bank to take “any other action” the OCC deems appropriate to further the purposes of PCA. In addition, as a significantly undercapitalized institution, the Bank would be prohibited from paying any bonus to a senior executive officer, or paying base compensation in excess of an officer’s prior 12-month average compensation without prior written approval from OCC. In addition to these remedial measures, the Bank and the Company also would be subject to other supervisory action including, among other things, the risk of additional supervisory or enforcement actions against the Company and/or the Board, or the placing of the Bank into conservatorship or receivership.

LIQUIDITY

The Bank must comply with federal restrictions on the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. This restriction is potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.

As background, the Chicago banking market is extremely fragmented (over 140 banks and thrifts) and competitive. As Corus’ needs for additional funding grew over the years, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Corus concluded that building new branches was expensive and the success of this strategy uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Brokered deposits were not attractive since they were less likely to be available in a time of crisis. As an alternative, Corus decided that offering above average rates nationally, promoted via the internet, was the most efficient and cost effective strategy for the Bank. The strategy was scalable so deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective since the Bank wouldn’t be saddled with the overhead of a large branch network when loan volume declined.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

This strategy makes Corus particularly vulnerable to a restriction on the level of interest rates it offers. Management believes Corus’ ability to attract deposits is a function of its ability to continue to offer rates above the national average. To the extent that Corus is restricted from offering high deposit interest rates, liquidity may be negatively impacted, possibly materially.

The current FDIC rules on interest rate restrictions establish that the Bank may not offer interest rates higher than 75 basis points above the rates of interest on deposits offered in the Bank’s normal market area. Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009, through March 31, 2009, Corus experienced deposit run-off of $323 million. However, it should be noted that part of the Bank’s strategy involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $322 million during the same period.

On January 27, 2009, a new rule was proposed by the FDIC that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.

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

GOING CONCERN

Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn have been particularly severe during the last 180 days of 2008, and have continued into 2009. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $285.0 million recorded by the Company in the first quarter of 2009 was primarily the result of significant increases in the provision for credit losses. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

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

It remains to be seen if those efforts will be successful, either on a short-term or long-term basis. In addition, it is unclear at this point what impact, if any, the interest rate restrictions included in the Order will have on Corus’ continued ability to maintain adequate liquidity. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the Federal Deposit Insurance Corporation.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
2.	Consolidated Financial Statements

The consolidated financial statements include the accounts of Corus, the Bank and various Bank subsidiaries created for the sole purpose of holding real estate assets obtained through foreclosure. The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim period may not be indicative of results to be expected for the full year.

Change in Accounting Estimate

In the first quarter of 2009, the Company reviewed the various assumptions within its Allowance for Credit Losses (the “Allowance”) analysis. This review was performed as a result of the rapidly changing credit environment. As a result of this review, among other changes, the Company reduced the historical loss factor used in the general reserve portion of the Allowance calculation from 24 months to 12 months to be more reflective of the current credit environment. In accordance with Financial Accounting Standards Board (“FASB”) No. 154, “Accounting Changes and Error Corrections,” this change is deemed as a change in accounting estimate and has been accounted for prospectively, effective January 1, 2009. The effect of this change in estimate increased the net loss approximately $85 million and increased the basic and diluted loss per share by $1.59 for the quarter ended March 31, 2009.

3.	Recent Accounting Pronouncements

There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except for the following:

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The provisions of FSP 141(R)-1 will only impact Corus if the Company is party to a business combination after the statement has been adopted.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”). This amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). This provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased as well as indicating circumstances that indicate a transaction is not orderly. SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-4 during second quarter 2009; however its adoption is not expected to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Staff Position requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not sell the security before recovery of its cost basis, it must recognize the credit component of other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. This Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during second quarter 2009; however its adoption is not expected to have a material impact on its consolidated financial statements.

4.	Allowance For Credit Losses

The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, changes to loan balances and unfunded commitments, and credit quality, as well as various qualitative factors. The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $432.7 million at March 31, 2009, which was comprised of a $338.6 million Allowance for Loan Losses and a $94.1 million Liability for Credit Commitment Losses.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
In accordance with the results of Corus’ analysis, the Company had the following changes in the Allowance for Credit Losses:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Balance at beginning of period	$304,907	$76,992
Provision for credit losses	193,250	36,800
Charge-offs	(65,668)	(19,124)
Recoveries	249	159

Balance at March 31	$432,738	$94,827

5.	Impaired Loans

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following table presents details of impaired loans:

	Outstanding Balance of Impaired Loans (1)
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Loans with a specific reserve	$907	$645	$120
Loans with no specific reserve, but with an associated charge-off	554	688	182
Loans with no specific reserve and no associated charge-off	573	702	245

Total Impaired Loans	$2,034	$2,035	$547

Specific reserve on impaired loans	$137	$141	$11

(1)	To the extent that Corus has both a first mortgage and a mezzanine loan associated with the same project, the loans are combined for purposes of the above table.
For the three months ended March 31, 2009 and 2008, average impaired loans totaled $2.1 billion and $537 million, respectively. Interest income recognized on impaired loans during the first quarter of 2009 and 2008 was $0.6 million and $2.3 million, respectively.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Gross amount of interest that would have been recorded at the original rate	$38,413	$8,805
Interest that was recognized in income	408	413

Negative impact (foregone interest)	$38,005	$8,392

At March 31, 2009, impaired loans included one accruing troubled debt restructuring loan (“TDR”) with a balance of $35 million. The difference in interest income due to the restructuring of the loan was immaterial for the first quarter of 2009. At March 31, 2008, impaired loans included a different accruing TDR with a balance of $125 million. Interest income was $1.1 million lower in the first quarter of 2008 than it otherwise would have been as a result of the restructuring. The loan was paid off in full in March 2009.
6.	Other Real Estate Owned
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
Gains or losses from the sale of OREO, as well as rental income and expenses from operations, are included in noninterest expense.
The Company foreclosed on six additional loans during the first quarter, bringing the total OREO portfolio to 16. A rollforward of the OREO activity since December 31, 2008, is as follows:

(dollars in thousands)	Amount
Balance at December 31, 2008	$408,987
Additions:
Transfers from loans	134,945
Capitalized expenditures	10,165
Subtractions:
Impairment charges	(44,650)
OREO sales — individual units	(10,371)

Balance at March 31, 2009	$499,076

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
As of the dates below, Corus’ OREO portfolio consisted of the following properties, listed by major metropolitan area:

	March 31		December 31		March 31
	2009		2008		2008
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Florida:
Miami	1	$73,235	1	$80,906	1	$29,000
Tampa	1	9,520	1	11,216	—	—
Orlando	1	8,627	1	8,627	—	—
Panama City	1	88,574	1	96,788	—	—

Florida Total	4	179,956	4	197,537	1	29,000
Nevada:
Reno	1	87,144	1	107,729	—	—
Las Vegas	2	74,452	—	—	—	—

Nevada Total	3	161,596	1	107,729	—	—
California:
Los Angeles	1	43,039	1	43,039	—	—
San Diego	2	46,606	1	21,034	1	19,171

California Total	3	89,645	2	64,073	1	19,171
Atlanta	2	37,609	1	20,251	—	—
Phoenix/Scottsdale	3	25,550	1	14,677	—	—
Chicago	1	4,720	1	4,720	1	5,003

Total	16	$499,076	10	$408,987	3	$53,174

Prior to Corus’ taking possession of the OREO properties, the loans were categorized by the following collateral type:

	March 31		December 31		March 31
	2009		2008		2008
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Condominium:
Construction	9	$432,896	6	$369,747	1	$19,171
Conversion	6	61,460	3	34,520	1	29,000

Condominium Total	15	494,356	9	404,267	2	48,171
Other CRE
Office	1	4,720	1	4,720	1	5,003

Total	16	$499,076	10	$408,987	3	$53,174

Eight of the OREO properties are currently being marketed for bulk sale. All but one of these properties is ready for occupancy and six of the eight properties are currently being operated as rental properties.
The other eight OREO properties are currently being sold as condominiums, on a unit-by-unit basis. Corus has sold 3% of these properties’ units since they became OREO.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The net expense associated with both OREO properties and loans pending foreclosure (protective advances) was as follows:

	Three Months Ended
	March 31
(in thousands)	2009	2008
OREO operating expenses	$12,411	$1,002
Protective advances	10,695	107
Rental/other income	(2,254)	(706)

Total	$20,852	$403

7.	Subordinated Debentures relating to Trust Preferred Securities

As of March 31, 2009, Corus had $414.0 million in floating rate junior subordinated notes (the “Debentures”) which included the original issuance of $404.6 million in Debentures, as well as $9.4 million in deferred interest payments related to those Debentures. The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company.

The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events). Furthermore, while interest payments on the Debentures are payable quarterly, so long as an event of default has not occurred, Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the debenture agreements include failure to pay interest after 20 consecutive quarters of deferral, failure to pay all principal and interest at maturity, or filing bankruptcy.

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

On February 18, 2009, the Company entered into the Agreement with the FRB. The Agreement restricts the Company from paying any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. While no interest payments are required until 2013, the existence of the Agreement could ultimately result in a default under the provision of the Debentures.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

Interest and fees included in interest expense totaled $4.1 million and $7.1 million for three months ended March 31, 2009 and 2008, respectively. All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10%, resetting quarterly. The scheduled maturities of the Debentures range from 2033 through 2037.

8.	Regulatory Capital and Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

As of May 1, 2009, based on its March 31, 2009 Call Report, the Bank was not in compliance with the previous minimum capital ratios and was classified as “undercapitalized” under the OCC’s Prompt Corrective Action rules. The OCC may require an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category. Future noncompliance with regulatory capital requirements raises substantial doubt about the Bank’s ability to stay solvent and the Company’s ability to continue as a going concern. In addition, the OCC could issue a Prompt Corrective Action directive or take other regulatory action, which could result in the Bank being placed into conservatorship or receivership and as a result could also cause the Company to be unable to continue as a going concern.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-adjusted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company and the Bank did not meet the applicable capital adequacy requirements as of March 31, 2009.

As noted above, as of May 1, 2009, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action based on its March 31, 2009 Call Report. Below is a summary of both consolidated and Bank regulatory capital ratios:

					To qualify as “Adequately
			Minimum Capital		Capitalized” Under Prompt
	Actual		Requirement		Corrective Action Provisions (1)
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Tier 1 Leverage (2)
Corus Bankshares, Inc.	$(3)	0.0%	$327	4.0%	NA	NA
Corus Bank, N.A.	341	4.2%	325	4.0%	$325	4.0%

Tier 1 Risk-Based (3)
Corus Bankshares, Inc.	$(3)	(0.1)%	$232	4.0%	NA	NA
Corus Bank, N.A.	341	5.9%	230	4.0%	$230	4.0%

Total Risk-Based (4)
Corus Bankshares, Inc.	$(3)	(0.1)%	$464	8.0%	NA	NA
Corus Bank, N.A.	418	7.3%	461	8.0%	$461	8.0%

NA — Not applicable.

(1)
The Bank cannot be deemed to be “well capitalized” under the prompt corrective action provisions pursuant to the Order. Minimum capital and ratios to be “adequately capitalized” disclosed because the Bank was “undercapitalized” at March 31, 2009.

(2)
Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities, if any, (Holding Company only) and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(3)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(4)
Total risk-based capital (equal to Tier 1 capital plus allowable trust preferred securities (Holding Company only) that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and SFAS 115 gain); computed as a ratio to risk-adjusted assets.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

					To qualify as “Well-
			Minimum Capital		Capitalized” Under Prompt
	Actual		Requirement		Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tier 1 Leverage (1)
Corus Bankshares, Inc.	$377	4.4%	$345	4.0%	NA	NA
Corus Bank, N.A.	622	7.2%	344	4.0%	$431	5.0%

Tier 1 Risk-Based (2)
Corus Bankshares, Inc.	$377	6.2%	$245	4.0%	NA	NA
Corus Bank, N.A.	622	10.2%	244	4.0%	$367	6.0%

Total Risk-Based (3)
Corus Bankshares, Inc.	$755	12.3%	$490	8.0%	NA	NA
Corus Bank, N.A.	701	11.5%	489	8.0%	$611	10.0%

As of March 31, 2008
Tier 1 Leverage (1)
Corus Bankshares, Inc.	$1,012	11.2%	$362	4.0%	NA	NA
Corus Bank, N.A.	941	10.5%	357	4.0%	$447	5.0%

Tier 1 Risk-Based (2)
Corus Bankshares, Inc.	$1,012	13.8%	$294	4.0%	NA	NA
Corus Bank, N.A.	941	13.0%	290	4.0%	$436	6.0%

Total Risk-Based (3)
Corus Bankshares, Inc.	$1,250	17.0%	$589	8.0%	NA	NA
Corus Bank, N.A.	1,032	14.2%	581	8.0%	$726	10.0%

NA — Not applicable.

(1)
Tier 1 capital, which is shareholders’ equity plus qualifying trust preferred securities, if any, (Holding Company only) and unrealized losses from defined benefit pension plan less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities; computed as a ratio to quarterly average assets less goodwill, disallowed portion of deferred income taxes and unrealized gains on available-for-sale securities.

(2)	Tier 1 capital; computed as a ratio to risk-adjusted assets.

(3)
Total risk-based capital (equal to Tier 1 capital plus allowable trust preferred securities (Holding Company only) that do not qualify for Tier 1 capital treatment, qualifying loan loss allowance and SFAS 115 gain); computed as a ratio to risk-adjusted assets.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
Concentrations in Commercial Real Estate Lending
In December 2006, the OCC, together with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “Agencies”), issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”). The Guidance indicates it is intended to “reinforce and enhance the Agencies’ existing regulations and guidelines for real estate lending” and to “remind institutions that strong risk management practices and appropriate levels of capital are important elements of a sound Commercial Real Estate (“CRE”) lending program, particularly when an institution has a concentration in CRE loans.” Importantly, the Guidance states that it, “...does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.”
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
As of March 31, 2009, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.7 billion, which represented 878% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves (please see table above for further information). Also as of March 31, 2009, the Bank had commercial real estate loan balances outstanding totaling $4.1 billion, which represented 994% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of March 31, 2009.
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
Dividend Restrictions
The Agreement entered into with the FRB prohibits the payment of any dividends, by either the Bank or the holding company, without FRB approval. The capital plan to be adopted pursuant to the OCC Order imposes additional restrictions on the Bank’s ability to declare a dividend, including, among other things, a prior written determination of no supervisory objection by the OCC. The payment of dividends by the Bank is further restricted by various other federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. Based on these constraints, the Bank was not permitted to distribute any amount to the Company at March 31, 2009.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
9.	Net Income/(Loss) Per Share

Net income/(loss) per share was calculated as follows:

	Three Months Ended
	March 31
(in thousands, except per-share data)	2009	2008
Numerator:
Net income/(loss) attributable to common shares	$(284,976)	$4,508

Denominator:
Average common shares outstanding — Basic	53,711	55,012
Effect of dilutive potential common shares	—	817

Average common shares outstanding — Diluted	53,711	55,829

Net income/(loss) per share:
Basic	$(5.31)	$0.08
Diluted	(5.31)	0.08

For the three months ended March 31, 2009, diluted net income per share excluded the impact of 3,548,791 potential common shares because the effect would have been antidilutive. In addition, for the three months ended March 31, 2008, stock options outstanding to purchase 3,255,010 shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options were out-of-the money.

10.	Employee Benefit Plans

Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the three months ended March 31, 2009 and 2008. Based on information provided by Corus’ actuary, Corus does not expect to be required to make contributions to its pension plan for the remainder of 2009. Subject to the impact of actual events and circumstances that may occur during the remainder of 2009, Corus may make contributions to its pension plan, but the amount of any such contributions has not yet been determined.

Net periodic benefit cost was comprised of the following:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Service cost	$269	$244
Interest cost	417	401
Expected gain on plan assets	(390)	(449)
Actuarial Loss	162	—

Net Periodic Benefit Cost	$458	$196

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
11.	Income Taxes

Corus’ effective tax rate for the first quarter of 2009 was (0.1)% as compared to 14.7% for the first quarter of 2008. A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Three Months Ended
	March 31
	2009	2008
Statutory federal income tax rate	35.0%	35.0%
Valuation allowance	(36.7)	—
State taxes	1.6	(15.5)
Dividends received deduction	—	(5.6)
Other, net	—	0.8

Effective Rate	(0.1)%	14.7%

During the first quarter of 2009, Corus recorded a net deferred tax asset (“DTA”) valuation allowance of approximately $104.6 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to assess whether it is more likely than not that some portion or all of the company’s DTA will not be realized. The rules require that, to the extent that tax rules could potentially limit the ultimate realization of the DTA (generally through a “carryback” to prior year’s taxable income), the assets be written down. While the benefit of the DTA could still materialize in the future, accounting rules limit the extent to which a company can utilize projections of future income to support current DTAs.

Guidance for interim reporting of income taxes is provided in paragraphs 19 and 20 of APB 28 as well as FASB Interpretation No. 18. A company is required to project what its effective tax rate will be for the full year (including the impact of any valuation allowances for temporary differences originating during the year). This annualized effective tax rate should then be applied to each interim quarter during the year. The change in valuation allowance is attributable to deferred tax assets (including DTAs related to the allowance for loan losses and valuation adjustments to OREO properties) that originated in 2009. Therefore, management determined that it was appropriate to adjust the estimated annual effective tax rate for the year.

As of March 31, 2009, the net DTA, after the impact of the valuation allowance, totaled approximately $11.3 million.

12.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. In accordance with FSP 157-2, the Company began to apply SFAS 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009.

In April 2009, FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to clarify the application of SFAS 157 for transactions that are not orderly in an inactive market and will be effective beginning in the second quarter of 2009.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
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

Fair Value Methodologies

The Company used the following methodologies to measure the fair value of its assets on a recurring basis:

Available-for-sale securities — Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. The majority of the Company’s available-for-sale investments however, are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair value of these securities is based on quoted market prices obtained from an external pricing service. In obtaining such data from the pricing service, Corus has evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Corus’ principal markets for its securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. These securities are classified in Level 2 of the valuation hierarchy and include U.S. Government agencies and FDIC guaranteed bank notes.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

Interest rate swap agreements — These agreements entered into by the Company are executed in the dealer market and priced based on market quotes obtained from the counterparty that transacted the swap agreement. The market quotes were developed by the counterparty using market observable inputs, which primarily include the London Interbank Offered Rate (“LIBOR”) for swaps. As the fair value estimates for interest rate swaps are primarily based on LIBOR, which is a market observable input, the agreements are classified in Level 2 of the valuation hierarchy. The Company also considers nonperformance risk, including the likelihood of default by itself and its counterparties, when evaluating whether market quotes from the counterparty are representative of an exit price. The Company has a policy of executing derivative transactions only with highly rated and pre-approved counterparties. Furthermore, both credit risk of our counterparties and the Company’s default risk are mitigated through the pledging of collateral when certain thresholds are reached. Because of this collateral requirement, the Company concluded that the credit risk implied in the LIBOR swap curve was representative of the credit risk for the Company’s potential derivative liabilities. For these reasons, nonperformance risk is considered low and, accordingly, any such credit risk adjustments to the Company’s swap agreements would be immaterial.

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. The Company used the following methodologies to measure the fair value of its assets on a nonrecurring basis:

Loan impairment assessments — This occurs in situations where a loan is reviewed in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”) and the fair value of the loan is determined to be less than the recorded investment in the loan.

In accordance with SFAS 114, the fair value of a loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Considering the nature of Corus’ lending, the fair value of the collateral is the primary method utilized. Collateral valuations are based on either appraisals or internally-developed models.

As a result of current market conditions and the low level of real estate transactions, management utilizes fair value models which use unobservable inputs. More specifically, the unobservable inputs used in valuation models may include the extent to which presale buyers will ultimately close on their units, pricing (net of costs to sell) for the future sale of condominium units and the timeframe over which such sales may take place. In addition, to the extent that unit rentals can partially offset the cost to carry a project, occupancy percentages and rental rates are projected. Since Corus’ lending tends to be geographically concentrated, management has the benefit of observing data associated with many different loans in the same general location as a basis for deriving its estimates. As a result of these unobservable inputs, these measurements are classified in Level 3 of the valuation hierarchy.

OREO impairment assessments — This occurs in situations where an OREO property is reviewed in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)” (“SFAS 144”), and the fair value of the property less costs to sell is determined to be less than the carrying amount of the property.

The valuations are based on either appraisals or internally-developed models, both of which use unobservable inputs similar to that of the loan impairment assessments discussed above. Thus, these measurements are classified in Level 3 of the valuation hierarchy.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis (no liabilities were measured at fair value at March 31, 2009):

	Fair Value at March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Recurring basis:
Available-for-sale securities:
U.S. Government agencies	$—	$1,323,958	$—	$1,323,958
Other securities	2,523	696,374	—	698,897
Interest rate swap agreements	—	1,811	—	1,811

Total	$2,523	$2,022,143	$—	$2,024,666

Nonrecurring basis:
Loans, net	$—	$—	$1,101,471	$1,101,471
Other real estate owned	—	—	346,560	346,560

Total	$—	$—	$1,448,031	$1,448,031

The loans measured at fair value are net of specific reserves of $137 million, but exclude costs to sell of $35 million. For the three months ended March 31, 2009, total losses of $62 million were recorded to reflect the fair value adjustments.

The OREO measured at fair value exclude costs to sell of $12 million. For the three months ended March 31, 2009, total losses of $45 million were recorded to reflect the fair value adjustments. The amounts represent the fair value and related losses of OREO that was written down during the quarter and subsequent to its initial classification as OREO.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
13.	Derivatives

The Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective January 1, 2009. The Company enters into certain derivative transactions primarily as part of its overall interest rate risk management process. Corus does not enter into derivative contracts for speculative purposes. Corus’ use of derivatives is limited to interest rate swaps which convert fixed rate brokered certificates of deposit to floating rate and are designated as fair value hedges under Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (“SFAS 133”). The swaps qualify for the shortcut method of accounting under SFAS 133. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Consolidated Statements of Income:

		Three Months Ended
		March 31
(in thousands)	Income Statement Caption	2009	2008
Change in fair value on interest rate swaps hedging brokered deposits	Interest Expense — Deposits	$390	$(3,417)
Change in fair value on brokered deposits — hedged item	Interest Expense — Deposits	(390)	3,417
The following table reflects the fair value hedges included in the Consolidated Balance Sheets:

	March 31, 2009		December 31, 2008		March 31, 2008
	Notional	Fair	Notional	Fair	Notional	Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value
Included in other assets:
Interest rate swaps related to brokered deposits	$79,000	$1,811	$92,500	$2,201	$194,003	$3,270
14.	Legal Proceedings

During the first quarter of 2009, Corus and Mr. Robert J. Glickman, the Company’s former Chief Executive Officer, were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Illinois alleging violations of federal securities laws. In April 2009, a second purported securities class action lawsuit was filed in the Northern District of Illinois against Corus and Mr. Glickman and adding as additional defendants Tim H. Taylor and Michael E. Dulberg. Later in April 2009, two additional securities class actions were filed in the Northern District of Illinois against Corus and Messrs. Glickman, Taylor, and Dulberg. One of the two most recent lawsuits also added as additional defendants members of the Company’s Board of Directors, specifically Messrs. Joseph P. Glickman, Robert J. Buford, Kevin R. Callahan, Rodney D. Lubeznik, Michael J. McClure, and Peter C. Roberts. These lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between January 25, 2008 and January 30, 2009, allege primarily that the defendants violated the federal securities laws by disseminating materially false and misleading statements during the above-described period. The lawsuits seek unspecified damages.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

Corus and the individual defendants filed an unopposed motion to reassign the related, second-filed case to the judge assigned to the first-filed lawsuit, and that motion has been granted. Corus expects that the third-filed and fourth-filed cases will also be reassigned to this judge. Once all related cases are before the same judge, a lead plaintiff and counsel will be selected for these lawsuits and an amended complaint is then likely to be filed combining all four lawsuits. Defendants will have 45 days after the amended complaint is filed to answer or move to dismiss the complaint.

Because these lawsuits were recently filed and there are significant uncertainties involved in any potential class action litigation, management is unable to predict the outcome of the purported class action lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. Corus and the individuals named intend to vigorously defend these lawsuits.

Corus is involved in various legal proceedings involving matters that arise in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources.

15.	Supplemental Information to Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$68,246	$97,756
Noncash Investing and Financing Activities:
Loans transferred to other real estate owned	$134,945	$18,591
Loan charge-offs	65,668	19,124

CORUS BANKSHARES, INC.
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
As a result of the deepening problems related to our loan portfolio and our current financial condition, Corus Bankshares, Inc. (“Corus” or the “Company”) announced in February 2009 that, at the request of the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”), respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized), to developing a liquidity risk management and contingency funding plan. In addition, as of May 1, the Bank was notified by the OCC that it is undercapitalized under the OCC’s Prompt Corrective Action rules and, therefore, subject to a number of additional statutory and regulatory requirements, including submission of an acceptable capital restoration plan to the OCC.
Also as a result of our current financial condition, the Bank is subject to restrictions on the interest rates it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. In light of the Bank’s historical practice of paying above average rates both locally and nationally, the Bank’s liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering above average rates.
While the Company intends to take such actions as may be necessary to enable Corus and the Bank to comply with the requirements of the Regulatory Agreements and withstand the potential impact of the interest rate restrictions, there can be no assurance that Corus or the Bank will be able to comply fully with the provisions of the Regulatory Agreements, or that compliance with the interest rate restrictions and the Regulatory Agreements, in particular the regulatory capital requirements, will not have material and adverse effects on the operations and financial condition of the Company and the Bank. Any material failure to comply with the provisions of the Regulatory Agreements could result in further enforcement actions by both the FRB and the OCC, or the placing of the Bank into conservatorship or receivership.
REGULATORY ACTIONS
Written Agreement
The Agreement with the FRB restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. The Agreement also requires the Company to develop a capital plan by May 19, 2009, which shall address, among other things, the Company’s and the Bank’s current and future capital requirements, compliance with minimum capital ratios, the source and timing of additional funds necessary to meet future capital requirements, and procedures to notify the FRB within 30 days of each quarter-end if capital ratios fall below the required minimums. The Company is also required to submit cash flow projections for 2009, which were provided to the FRB on April 17, 2009. The Agreement also requires the Company to provide advance notice to the FRB in order to appoint any new director or senior executive officer, which the FRB may approve or disapprove. Finally, the Board of Directors of the Company (the “Board”) is required to submit written progress reports to the FRB within 30 days after the end of each calendar quarter.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Consent Order
The Order with the OCC requires the Bank, among other things,
• to establish a compliance committee to monitor and coordinate compliance with the Order;
• to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and at least equal to 12% of risk-weighted assets by June 18, 2009;
• to develop a three-year capital plan for the Bank by April 19, 2009, which includes, among other things, specific plans to for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;
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
• to revise and maintain by March 20, 2009, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs. The program must include specific plans for how the Bank is complying with regulatory restrictions which limit the interest rates the Bank can offer to depositors;
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
• to develop by May 19, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties; and
• to develop by March 20, 2009, a revised Other Real Estate Owned (“OREO”) program to ensure that the OREO properties are managed in accordance with applicable banking regulations.
To date, the Bank has taken several steps to comply with the terms of the Order, including:
• The Board established a Compliance Committee to monitor and coordinate the Bank’s compliance with the provisions of the Order. The Committee consists of two independent directors and one employee director.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
• The Bank delivered to the OCC a three-year capital plan on April 24, 2009, after requesting and receiving a one week extension on the original deadline. The Bank is in the process of working with the OCC and responding to feedback on its initial capital plan submission.
• The Board has submitted a Contingency Funding Plan to the OCC and is monitoring the Bank’s liquidity on a daily, weekly and monthly basis in accordance with the requirements of the Order.
• The initial set of Criticized Asset Reports (“CARs”) for both criticized loans and OREO have been completed as of March 31, 2009, and have been submitted to the Board and OCC for their review. Future CARs will be submitted to both the Bank Board and the OCC on a monthly basis.
• The Board has adopted an OREO Policy. In addition, reports on the status of OREO properties will be provided to the Board on at least a quarterly basis. The Bank is complying with this requirement through its monthly submission of the Criticized Asset and other OREO reports to the Board.
Prompt Corrective Action Notification
On May 1, 2009, based on its March 31, 2009, regulatory Report of Condition and Income (“Call Report”), the Bank received formal notification under the OCC’s Prompt Corrective Action (“PCA”) regime of its “undercapitalized” status. Accordingly, the Bank is subject to numerous mandatory statutory and regulatory requirements, including restrictions on capital distributions; a prohibition on the payment of “management fees” by the Bank to the Company or any other person having control of the Bank; restrictions on asset growth; and a prohibition against any new acquisitions, the establishment of new branch offices, or engaging in any new lines of business without prior approval from the OCC. Moreover, the OCC has discretionary authority to take additional actions with respect to the Bank as if the Bank were significantly undercapitalized, should the OCC make a determination that such additional actions are necessary to carry out the purposes of the PCA statute.
In addition, the Bank is required to submit a capital restoration plan deemed acceptable by the OCC no later than May 22, 2009, or such later time as the OCC may agree. The capital restoration plan must address, among other things, the steps the Bank will take to become adequately capitalized; the levels of capital to be attained during each year in which the plan will be in effect; how the Bank will comply with applicable restrictions and requirements associated with its undercapitalized status; and the types and levels of activities in which the Bank will engage. By statute, the OCC is not permitted to approve the Bank’s capital restoration plan unless the Company submits a written guarantee that the Bank will comply with the terms of the plan until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters. As part of the guarantee, the Company is required to provide appropriate assurances of the Bank’s performance and must also provide assurances that the Company will fulfill any commitments to raise capital made in the capital restoration plan. Such a guarantee would have a priority over most of the other creditors of the holding company in bankruptcy, including the holders of the Company’s trust preferred securities and equity securities. The Company currently has approximately $3.1 billion in liquid assets and its principal obligations consist of approximately $414 million in trust preferred securities.
The Bank is developing a capital restoration plan but no assurances can be provided that it will be able to submit an acceptable plan, including the required Company guarantee. Failure of the Bank to submit an acceptable capital restoration plan would, among other things, result in the Bank becoming “significantly undercapitalized” under the OCC’s PCA rules, and therefore would become subject to additional regulatory restrictions. These restrictions include: requiring a recapitalization of the Bank through the sale of shares and obligations of the Bank, requiring that shares sold must be voting shares, or requiring the Bank to be acquired by another holding company or combined with another institution; imposing additional affiliate transaction restrictions; restricting interest rates the Bank may pay to “the prevailing rates” paid on like deposits in the region where the Bank is located; placing further restrictions on asset growth; placing further restrictions on the Bank’s activities, including the forced reduction or termination of any activity the OCC determines imposes excessive risk; requiring one or more of the following management changes: new election of directors, dismissal of directors or senior management officials, or hiring of senior executive officers; prohibiting the Bank from accepting deposits from correspondent institutions, including renewals and rollovers; prohibiting the Company from making any capital distribution without FRB approval; requiring divestiture of the Bank; or requiring the Bank to take “any other action” the OCC deems appropriate to further the purposes of PCA. In addition, as a significantly undercapitalized institution, the Bank would be prohibited from paying any bonus to a senior executive officer, or paying base compensation in excess of an officer’s prior 12-month average compensation without prior written approval from OCC. In addition to these remedial measures, the Bank and the Company also would be subject to other supervisory action including, among other things, the risk of additional supervisory or enforcement actions against the Company and/or the Board, or the placing of the Bank into conservatorship or receivership.
LIQUIDITY
The Bank must comply with federal restrictions on the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. This restriction is potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.
As background, the Chicago banking market is extremely fragmented (over 140 banks and thrifts) and competitive. As Corus’ needs for additional funding grew over the years, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Corus concluded that building new branches was expensive and the success of this strategy uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Brokered deposits were not attractive since they were less likely to be available in a time of crisis. As an alternative, Corus decided that offering above average rates nationally, promoted via the internet, was the most efficient and cost effective strategy for the Bank. The strategy was scalable so deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective since the Bank wouldn’t be saddled with the overhead of a large branch network when loan volume declined.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
This strategy makes Corus particularly vulnerable to a restriction on the level of interest rates it offers. Management believes Corus’ ability to attract deposits is a function of its ability to continue to offer rates above the national average. To the extent that Corus is restricted from offering high deposit interest rates, liquidity may be negatively impacted, possibly materially.
The current FDIC rules on interest rate restrictions establish that the Bank may not offer interest rates higher than 75 basis points above the rates of interest on deposits offered in the Bank’s normal market area. Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009, through March 31, 2009, Corus experienced deposit run-off of $323 million. However, it should be noted that part of the Bank’s strategy, as noted above, involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $322 million during the same period.
On January 27, 2009, a new rule was proposed by the FDIC that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
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
GOING CONCERN
Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn have been particularly severe during the last 180 days of 2008, and have continued into 2009. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $285.0 million recorded by the Company in the first quarter of 2009 was primarily the result of significant increases in the provision for credit losses. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
It remains to be seen if those efforts will be successful, either on a short-term or long-term basis. In addition, it is unclear at this point what impact, if any, the interest rate restrictions included in the Order will have on Corus’ continued ability to maintain adequate liquidity. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the Federal Deposit Insurance Corporation.
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
PERSONNEL
On April 24, 2009, Robert J. Glickman resigned as President and Chief Executive Officer and Director of the Company and of the Bank, for personal reasons effective April 24, 2009. Joseph C. Glickman also resigned as Director and Chairman of the Board of the Company for personal reasons effective April 24, 2009. Neither resignation was the result of a disagreement with the Company, the Bank or other members of the Board of Directors of either the Company or the Bank. Robert J. Glickman is a vested participant in the Company’s pension plan and will be eligible to begin receiving payments. Joseph C. Glickman is a party to a deferred compensation agreement with the Company that provides him with deferred compensation for the remainder of his life with an annual benefit of $59,000, paid on a semi-monthly basis via the Company’s regular payroll. Other than as discussed above, neither will receive any severance payments or benefits.
Randy P. Curtis, currently Executive Vice President of the Company and Executive Vice President — Retail Banking of the Bank, will serve as interim President and Chief Executive Officer, subject to approval of the appropriate regulatory authorities, while the Board of Directors seeks a permanent successor. Mr. Curtis, age 50, was Senior Vice President-Retail Banking of the Bank from 1997 through 2005 and has been in his current position since 2005.
As a result, of the resignations, the number of directors of the Company was reduced from seven to five.
On May 11, 2009, Richard J. Koretz gave notice of his resignation as Executive Vice President and Chief Operating Officer of the Company, effective June 5, 2009, to pursue other opportunities. The Company does not currently intend to appoint a new Chief Operating Officer. On May 12, 2009, the Company announced the promotion of John Barkidjija to Executive Vice President Commercial Real Estate and Chief Credit Risk Officer.
RESULTS OF OPERATIONS
Corus reported a net loss of $285.0 million in the first quarter of 2009, compared with net income of $4.5 million in the same period of 2008. This translates to a diluted loss per share of $5.31 for the three months ended March 31, 2009, compared to diluted earnings per share of $0.08 for the three months ended March 31, 2008.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Problem loans continue to grow as a result of the continuing nationwide downturn in the residential real estate market. Due to continued concerns about loan quality, Corus recorded a provision for credit losses of $193.3 million for the first three months of 2009, compared with $36.8 million during the same period of 2008. Further contributing to the Company’s net loss was the increase in the Company’s nonperforming assets to $2.5 billion (including $0.5 billion of other real estate owned), which led to a steep decline in the Company’s interest income. The Company’s interest income was not enough to offset its interest expense during the first quarter of 2009.
The Company has also experienced increases in noninterest expense. Noninterest expense increased primarily due to costs associated with the Company’s foreclosed real estate, including impairment charges of nearly $45 million. Additionally, the Company has experienced significant increases in its expenses associated with regulatory compliance and audits, FDIC insurance, as well as legal and consulting fees. These expenses will continue as a direct result of the Company’s ongoing troubled condition.
NET INTEREST LOSS / INCOME AND NET INTEREST MARGIN
Net interest loss/income, which is the difference between income on earning assets (interest, points and fees, and dividends) and interest expense on deposits and borrowings, has historically been the major source of earnings for Corus. The related net interest margin (the “NIM”) represents net interest loss/income as a percentage of the average earning assets during the period.
For the three months ended March 31, 2009, Corus reported net interest loss of $6.4 million and a NIM of (0.34)%. These results represent significant declines from the same period in 2008 when Corus reported net interest income of $46.9 million and a NIM of 2.14%.
The primary driver behind the net interest loss and decline in Corus’ NIM continues to be the significant growth in nonperforming assets, as a result of the continued deteriorating conditions in the housing market. Nonperforming assets consist of nonperforming loans (i.e. nonaccrual, past due 90 days or more, and troubled debt restructurings) and other real estate owned. While, under certain limited circumstances, Corus recognizes income on nonaccrual loans, in general this pool of assets earns essentially no income, which has a dramatic downward impact on the NIM. During the first quarter of 2009, nonperforming assets averaged $2.5 billion compared to $426 million for the first quarter of 2008.
The Company saw a decrease on rates paid on interest-bearing deposits, consistent with the FDIC rate restrictions discussed in detail in Note 1 to the consolidated financial statements. However, the cost of deposits did not decline at nearly the rate that the yield on loans and investments did.
Finally, a decrease in loan points and fee income also contributed to the net interest loss. Loan points and fee income for the three months ended March 31, 2009 and 2008 totaled $5.2 million and $14.9 million, respectively.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Average Balance Sheets and Net Interest Margin

	Three Months Ended March 31
	2009			2008
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$3,456,394	$20,343	2.39%	$4,304,224	$43,151	4.03%
Loans, net of unearned income	2,106,050	39,047	7.52%	4,195,461	100,564	9.64%
Nonaccrual loans	2,052,725	408	0.08%	385,186	413	0.43%

Total earning assets	7,615,169	59,798	3.18%	8,884,871	144,128	6.52%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	81,304			104,237
Allowance for loan losses	(270,202)			(71,165)
Other real estate owned	489,437			41,169
Premises and equipment, net	33,290			27,336
Other assets	245,717			88,169

Total Assets	$8,194,715			$9,074,617

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,109,560	$50,046	3.97%	$5,429,771	$68,796	5.10%
Money market deposits	1,699,714	10,811	2.58%	1,522,522	16,181	4.27%
NOW deposits	181,819	500	1.12%	251,653	1,432	2.29%
Brokered certificates of deposit	104,009	534	2.08%	198,000	2,325	4.72%
Savings deposits	110,309	132	0.49%	122,026	152	0.50%

Total interest-bearing deposits	7,205,411	62,023	3.49%	7,523,972	88,886	4.75%
Subordinated debentures relating to Trust Preferred Securities	410,736	4,149	4.10%	404,647	7,067	7.02%
Other borrowings (2)	292	—	0.00%	49,673	801	6.49%

Total interest-bearing liabilities	7,616,439	66,172	3.52%	7,978,292	96,754	4.88%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	216,284			241,647
Other liabilities	92,845			52,310
Shareholders’ equity	269,147			802,368

Total Liabilities and Shareholders’ Equity	$8,194,715			$9,074,617

Earning assets	$7,615,169	$59,798	3.18%	$8,884,871	$144,128	6.52%
Interest-bearing liabilities	$7,616,439	66,172	3.52%	$7,978,292	96,754	4.88%

Net interest spread		$(6,374)	(0.34)%		$47,374	1.64%

Net interest margin			(0.34)%			2.14%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)
Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities, FDIC insured bank notes, equity securities, and federal funds sold. Dividends on the equity securities portfolio include a tax equivalent adjustment of $7,000 for 2009 and $445,000 for 2008, respectively.

(2)	Other borrowings may include federal funds purchased.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
NONINTEREST INCOME
For the three months ended March 31, 2009, Corus reported $3.2 million of total noninterest income compared to $14.4 million during the three months ended March 31, 2008. The fluctuations from period to period are primarily the result of securities gains and losses as detailed below. Excluding securities gains, noninterest income decreased in 2009 by $0.5 million, or 13.2%, as compared to the same period of 2008.

	Three Months Ended
	March 31
(in thousands)	2009	2008
Securities gains/(losses), net	$273	$10,978
Service charges on deposit accounts	2,112	2,486
Other income	864	944

Total Noninterest Income	$3,249	$14,408

Noninterest Income, Excluding Securities gains/(losses), net	$2,976	$3,430

NONINTEREST EXPENSE
For the three months ended March 31, 2009, noninterest expense increased by $68.9 million, or 358%, as compared to the three months ended March 31, 2008. The significant fluctuation was primarily due to the increase in net Other Real Estate Owned (“OREO”) expense, as well as the expenses incurred in association with pending foreclosure (“protective advances”). Various other factors also contributed to the year over year fluctuations, but to a lesser extent.
In connection with management’s review of the valuation of the OREO portfolio that it performs at least on a quarterly basis, the Company recorded an impairment charge of $44.7 million relating to six of its OREO properties.
The Company incurred OREO operating expenses of $12.4 million during the first three months of 2009, which was an increase of $11.4 million compared to the same period in 2008. Further, the Company acquired six new properties during the first quarter of 2009 and incurred protective advance expenses of $10.7 million on certain pending foreclosures. The various expenses associated with maintaining these properties include real estate taxes, construction expenses, repairs and maintenance, utilities, insurance, and other property related expenses. Partially offsetting the OREO expense is operating income totaling $2.3 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. The income relates to rental income earned from various properties owned. (See the “OREO” section for additional details.)
Also contributing to the increase in noninterest expense during the three months ended March 31, 2009, was an increase in deposit insurance of $4.4 million as compared to the same period in 2008. The increase was primarily the result of the FDIC’s approval to rebuild the deposit insurance fund. Premiums also increased because of the troubled condition of the Company. Please read Note 1 to the Company’s consolidated financial statements, titled “Regulatory Actions, Liquidity, and Going Concern Considerations,” for a detailed discussion regarding the Company’s troubled condition.
Additionally, as a direct result of the Company’s troubled condition, other expenses increased period over period. The increase was primarily due to legal expenses associated with various legal matters and/or reviews, including pending lawsuits and foreclosure proceedings. The Company has also seen an increase in OCC examination fees.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
INCOME TAXES
Income tax expense was $0.4 million during the first three months of 2009, compared to income tax expense of $0.8 million during the first quarter of 2008. The effective tax rate decreased to (0.1)% in 2009, compared to 14.7% in 2008. This decrease is due primarily to the deferred tax asset valuation allowance recorded during the three months ended March 31, 2009 of $104.6 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to reduce the carrying amounts of deferred tax assets if, based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
Corus’ net deferred tax asset was $11.3 million, after the impact of the valuation allowance, at March 31, 2009, and is supported entirely by a carryback against 2007 taxable income.
FINANCIAL CONDITION
LOAN PORTFOLIO
Overview
As discussed in the “Business Summary” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, Corus is currently operating under restrictions stipulated by the Regulatory Agreements. Many of the restrictions impact Corus’ activities with respect to its loan portfolio. Where applicable, the impact of the Regulatory Agreements is incorporated into the following discussion.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
As of March 31, 2009, all 103 projects where Corus provided financing (with total commitments of $1 million or more) had an equity investor involved in the project. Of these 103 loans, 49 also involved a third-party mezzanine lender as part of the deal, which is 48% of the outstanding loans.
Construction loans typically have stated maturities ranging from two to four years (and are anticipated to fund over two to three years). The loans are funded throughout the term as construction progresses. Construction loans have interest reserves at inception. An interest reserve allows a borrower’s interest cost to be capitalized into the loan balance over the life of the loan. It has been Corus’ practice to limit the size of interest reserves such that borrowers will be required to make out-of-pocket interest payments to support slow-to-sell or slow-to-construct projects. Of course, there are exceptions where our interest reserves do carry loans past the anticipated completion of construction, but generally speaking, our interest reserves will not carry borrowers much past completion of construction. We historically tried to limit increases in interest reserves to situations where our loan balance was very well secured and such increases represented an opportunity for additional income. While we are currently prohibited from increasing interest reserves for any loans, as an inducement to borrowers to sell units, we will often allow a small percentage of closing proceeds to be used to pay interest and other project costs.
Originations
Corus did not originate any new commercial real estate loans in the first quarter of 2009. Furthermore, effective February 18, 2009, under the terms of the Consent Order, prior to resuming commercial real estate loan originations or engaging in any new products or services, the Company must develop a new strategic plan consistent with OCC expectations.
During 2009, the Company began to offer, on a limited basis, residential loans to potential buyers who were interested in purchasing condominium units for properties that are either owned by Corus or are secured by Corus loans. As of May 7, 2009, the Company has closed on 14 loans and has an additional ten loans pending approval. While the Company does not expect that residential loans will become a material part of its business, the Company hopes that offering these loans will provide some, albeit limited, support for its commercial real estate portfolio.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Including unfunded commitments of $1.3 billion, the portfolio totals $5.4 billion as of March 31, 2009, as detailed below:

	Total Loan Commitments
	(funded balance + unfunded commitments)
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$3,756	$4,041	$6,352
Conversion	114	175	523
Inventory	49	49	72

Total condominium	3,919	4,265	6,947
Other commercial real estate:
Office	654	659	656
Rental apartment	600	603	115
Hotel	172	172	205
Other	22	23	24
Loans less than $1 million	5	7	9

Total commercial real estate	5,372	5,729	7,956
Commercial	48	52	49
Residential real estate and other	14	15	20

Loans, net of unearned income	$5,434	$5,796	$8,025

Mezzanine loans included in total commercial real estate (1)	$38	$48	$135

(1)	These loans are all subordinate to Corus first mortgage loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Commercial Real Estate Commitment Rollforward
The table below presents a rollforward of the total commitment of the Company’s commercial real estate loans for the first quarter of 2009:

Three Months Ended
(in millions)	March 31, 2009
Beginning Total Commitment	$5,729
Originations (1)	—
Paydowns/Payoffs	(141)
Loan charge-offs	(66)
Transfers to OREO	(140)
Other	(10)

Ending Total Commitment	$5,372

(1)	Originations include commitment increases to existing loans.
Reclassifications
We have seen condominium loans where the borrowers have decided that the current market values their project higher as an apartment than as a condominium. As such, they have revised their plans and are focusing their efforts on managing their properties as apartments. In one instance during the first quarter 2009, the borrower stopped managing the project as an apartment and began marketing the project as a condominium. Consistent with the changes in the borrowers’ plans, Corus reclassified the loans for disclosure purposes.
The table below presents the various reclassifications (in total commitment):

Three Months Ended
(in millions)	March 31, 2009
Reclassification From:
Condominium	$(54)
Rental apartment	(47)

Total Reclassification From	(101)
Reclassification To:
Rental apartment	54
Condominium	47

Total Reclassification To	$101

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$2,930	$2,884	$3,549
Conversion	114	172	509
Inventory	49	49	70

Total condominium	3,093	3,105	4,128
Other commercial real estate:
Rental apartment	527	478	66
Office	391	348	236
Hotel	73	42	40
Other	22	22	24
Loans less than $1 million	4	5	7

Total commercial real estate	4,110	4,000	4,501
Commercial	37	40	39
Residential real estate and other	13	13	17

Loans, net of unearned income	$4,160	$4,053	$4,557

Mezzanine loans included in total commercial real estate (1)	$36	$44	$124

(1)	These loans are all subordinate to Corus first mortgage loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following tables provide a breakdown of Corus’ commercial real estate loan portfolio by size and geographic distribution:
Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of March 31, 2009 (1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	(2)	$275	—	$—	—	(2)	$90	2	$365
$140 million to $180 million	4	(2)	578	1	144	—	(2)	82	5	804
$100 million to $140 million	12	(2)	1,390	2	218	—	(2)	44	14	1,652
$60 million to $100 million	6		483	3	239	3		210	12	932
$20 million to $60 million	23		916	1	53	9		315	33	1,284
$1 million to $20 million	29		277	—	—	8		53	37	330
Loans less than $1 million	—		—	—	—	NM		5	NM	5

Total	76		$3,919	7	$654	20		$799	103	$5,372

NM — Not Meaningful.

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)
As of March 31, 2009, Corus had three loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories. However, with respect to the “#” of loans, the loans have been included with condominium loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of March 31, 2009 (1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	14		$997	—	$—	2		$35	16	$1,032
Tampa	3		66	—	—	1		73	4	139
Other Florida	2		27	—	—	3		74	5	101

Florida Total	19		1,090	—	—	6		182	25	1,272
California:
Los Angeles	9	(4)	614	1	85	5	(4)	157	15	856
San Diego	3		58	—	—	2		99	5	157
San Francisco	1	(4)	72	—	—	—	(4)	44	1	116

California Total	13		744	1	85	7		300	21	1,129
Washington, D.C.(2)	5		130	6	569	—		—	11	699
Atlanta	8		432	—	—	2		65	10	497
Chicago	4		231	—	—	3		75	7	306
New York City	7		292	—	—	—		—	7	292
Las Vegas	4		168	—	—	1		25	5	193
Austin	2	(4)	99	—	—	—	(4)	82	2	181
Hawaii	1		168	—	—	—		—	1	168
Other (3)	13		565	—	—	1		65	14	630
Loans less than $1 million	—		—	—	—	NM		5	NM	5

Total	76		$3,919	7	$654	20		$799	103	$5,372

NM — Not Meaningful.

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 11 metropolitan areas, none of which exceeds three percent of the total.

(4)
As of March 31, 2009, Corus had three loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Other CRE includes $600 million in rental apartment commitments, two hotel loans ($90 million commitment in Los Angeles and $82 million commitment in Austin), and five other smaller loans.
As noted in the above table, the total commitments of mixed use properties are, for illustrative purposes only, allocated by the underlying collateral type. It should be further noted that management views each loan as individual loans, despite the fact that there is more than one collateral type. This enables management to assess the overall performance of the loan.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following table provides the remaining number of condominium units available for sale by geographic location and by completion status in buildings collateralizing Corus’ condominium loans:
Remaining Condominium Units By Major Metropolitan Area

	As of March 31, 2009
			Expected Completion Timeframe
	Total	Completed	0-6 Months	6-12 Months	> 12 Months
	#	#	#	#	#
Florida:
Miami/Southeast Florida	2,905	1,613	1,292	—	—
Tampa	876	876	—	—	—
Other Florida	193	193	—	—	—

Florida Total	3,974	2,682	1,292	—	—
California:
Los Angeles	1,161	478	335	348	—
San Diego	212	212	—	—	—
San Francisco	187	—	—	—	187

California Total	1,560	690	335	348	187
Washington, D.C.(1)	439	155	284	—	—
Atlanta	1,334	321	1,013	—	—
Chicago	687	154	332	201	—
New York City	496	249	57	83	107
Las Vegas	959	959	—	—	—
Austin	458	260	—	—	198
Hawaii	291	—	—	291	—
Other	1,945	1,120	124	588	113

Total	12,143	6,590	3,437	1,511	605

(1)	Includes northern Virginia and Maryland loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings collateralizing Corus’ completed condominium loans:

	Unit Sales Associated Completed Projects
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold (1)	Not Presold
Florida:
Miami/Southeast Florida	10	2,350	737	819	794
Tampa	3	1,554	678	—	876
Other Flordia	2	444	251	8	185

Florida Total	15	4,348	1,666	827	1,855
California:
Los Angeles	4	569	91	85	393
San Diego	3	417	205	—	212
San Francisco	—	—	—	—	—

California Total	7	986	296	85	605
Washington D.C. (2)	3	377	222	10	145
Atlanta	5	709	388	16	305
Chicago	2	452	298	58	96
New York City	3	516	267	147	102
Las Vegas	4	1,437	478	335	624
Austin	1	348	88	5	255
Hawaii	—	—	—	—	—
Other	9	1,989	869	207	913

Total	49	11,162	4,572	1,690	4,900

(1)	Represents number of units that are under contract to be sold.

(2)	Includes northern Virginia and Maryland loans.
In certain markets, it is very common for buyers to sign contracts committing them to the purchase of a condominium unit well in advance of project completion. These advance purchases are referred to as presales and typically include a deposit from the buyer. Once construction of the building is complete, buyers can then close on their units. If buyers do not close on their purchase, they typically lose their deposit. Under certain conditions, such as delays in delivery of units, the buyer can sometimes get out of a presale contract.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings under construction collateralizing Corus’ condominium loans:

	Unit Sales Associated with Projects Under Construction
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold (1)	Not Presold
Florida:
Miami/Southeast Florida	4	1,334	42	1,029	263
Tampa	—	—	—	—	—
Other Flordia	—	—	—	—	—

Florida Total	4	1,334	42	1,029	263
California:
Los Angeles	5	683	—	120	563
San Diego	—	—	—	—	—
San Francisco	1	187	—	—	187

California Total	6	870	—	120	750
Washington D.C. (2)	2	284	—	50	234
Atlanta	3	1,045	32	135	878
Chicago	2	534	1	234	299
New York City	4	247	—	20	227
Las Vegas	—	—	—	—	—
Austin	1	198	—	85	113
Hawaii	1	291	—	57	234
Other	4	825	—	64	761

Total	27	5,628	75	1,794	3,759

(1)	Represents number of units that are under contract to be sold.

(2)	Includes northern Virginia and Maryland loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Cost overruns
Given the nature of Corus’ lending, cost overruns is an issue in many projects. We routinely get completion guarantees from individuals and entities, and those guarantors have covered much of the overruns. When guarantors cannot do so, we have seen mezzanine lenders cover some of the cost overruns. On some occasions, though, Corus has absorbed some or all of the cost overruns in the form of higher loan exposure. Corus’ position is that construction must be completed if possible, since it is generally better to have a larger loan on a completed building than a smaller loan on a partially built structure.
The table below presents a summary of cost overruns associated with construction loans still outstanding at March 31, 2009:

(dollars in millions)	Cost Overruns
Source	Amount	Percentage
Equity/Guarantors	$146	39%
Mezzanine Lenders	84	23%
Corus	65	17%
Other	28	8%
Unidentified	49	13%

Total	$372	100%

Total commitment of construction loans	$4,882
Overruns as a % of total commitment	7.62%
The Other category consists primarily of funds provided from portions of earnest money deposits relating to sales of individual condominium units which occurred after the loan was closed. The Unidentified category consists primarily of overruns where it was not yet determined who would cover the cost.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
ASSET QUALITY
Asset Quality Measures

	March 31	December 31	March 31
(dollars in thousands)	2009	2008	2008
Total Nonperforming Loans (NPLs)	$2,035,856	$2,036,503	$547,517
Other Real Estate Owned (OREO)	$499,076	$408,987	$53,174
Total Nonperforming Assets (NPLs + OREO)	$2,534,932	$2,445,490	$600,691
NPLs / Total Loans	48.94%	50.25%	12.02%
Potential Problem Loans	$1,333,157	$1,106,720	$589,665
Allowance for Loan Losses	$338,622	$269,357	$87,477
Allowance for Loan Losses / Total Loans	8.14%	6.65%	1.92%
Liability for Credit Commitment Losses	$94,116	$35,550	$7,350
Nonperforming Assets

	March 31	December 31	March 31
(in thousands)	2009	2008	2008
Nonaccrual
Condominium:
Construction	$1,593,982	$1,648,712	$232,216
Conversion	104,341	136,298	156,081
Inventory	44,046	44,046	—

Total condominium	1,742,369	1,829,056	388,297
Other commercial real estate:
Rental apartment	202,434	156,831	31,222
Office	45,503	39,354	—
Other	6,000	—	—

Total commercial real estate	1,996,306	2,025,241	419,519
Commercial	869	846	28
Residential real estate and other	—	—	—

Total nonaccrual	1,997,175	2,026,087	419,547
Loans 90 days or more past due	3,295	1,707	2,994
Troubled debt restructurings (1)	35,386	8,709	124,976

Total Nonperforming Loans	2,035,856	2,036,503	547,517
Other real estate owned (“OREO”)	499,076	408,987	53,174

Total Nonperforming Assets	$2,534,932	$2,445,490	$600,691

(1)	To the extent not included in either nonaccrual or loans 90 days or more past due.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Asset Quality Overview
Problem loans continue to grow as a result of the continuing nationwide downturn in the residential real estate market. Looking at our largest markets (Miami, Los Angeles, Atlanta, Las Vegas, New York City, Washington D.C., Chicago, San Diego, and Phoenix), we find that sales of condominiums have dropped dramatically. Specifically, looking at the most recent market data obtained by the Company, year over year declines in condominium units sold were as high as 40% in some of our markets.
The precipitous deterioration of market conditions during 2008, which has continued into 2009, is reflected in Corus’ portfolio of condominium secured projects, with increases in nonperforming loans, as well as elevated charge-offs and loan loss provisions, and a growing portfolio of OREO. We expect that the residential real estate market will remain weak throughout the remainder of 2009 and perhaps into 2010. We believe that once consumers can again expect modest annual increases in value, they should be far more interested in buying homes than they are today. However, we cannot predict when conditions will improve.
Previously, in many of our problem loan situations, either the borrower or a mezzanine lender subordinate to Corus supported the project/loan with substantial amounts of additional cash. However, more recently, these additional funds have generally not been forthcoming from either the borrower or the mezzanine lender. In many cases, the borrowers and mezzanine lenders are experiencing financial difficulties and have been unable to support projects. For those problem loans where the borrower or mezzanine lender chooses not to, or is unable to, take the necessary steps to resolve issues, we will not hesitate to foreclose.
Nonperforming Assets
Nonperforming assets include loans which are nonaccrual, loans 90 days or more past due, troubled debt restructurings and other real estate owned. The sections below provide details of the Company’s significant nonperforming assets, which are listed in the table on the previous page.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Nonaccrual Commercial Real Estate Loans
Corus’ general practice is that when a loan deteriorates such that collection of all principal and interest is no longer expected, the loan will be placed on nonaccrual. In addition, a loan will be placed in nonaccrual status if the loan is past due for a period of 90 days or more, unless the loan is both well-secured and in the process of collection. For a loan to be “in process of collection,” the timing and amount of repayment must be reasonably certain.
As of March 31, 2009, balances outstanding on nonaccrual loans totaled $2.0 billion, which were almost exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at March 31, 2009 are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans as of March 31, 2009
	Condominium			Other CRE			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	12	$873	$921	2	$34	$34	14	$907	$955
Tampa	3	66	66	—	—	—	3	66	66
Other Florida	2	26	26	1	29	29	3	55	55

Florida Total	17	965	1,013	3	63	63	20	1,028	1,076
San Diego	3	59	59	1	44	44	4	103	103
Los Angeles	—	—	—	2	19	19	2	19	19

California Total	3	59	59	3	63	63	6	122	122
Atlanta	4	299	382	2	59	65	6	358	447
Las Vegas	3	150	157	1	23	25	4	173	182
Phoenix/Scottsdale	2	82	85	—	—	—	2	82	85
Chicago	1	61	82	—	—	—	1	61	82
Washington D.C.	1	25	28	1	46	82	2	71	110
New York City	2	16	16	—	—	—	2	16	16
Austin	1	16	17	—	—	—	1	16	17
Other	2	69	69	—	—	—	2	69	69

Total	36	$1,742	$1,908	10	$254	$298	46	$1,996	$2,206

The amounts in the table above for the nonaccrual commercial real estate loans are presented net of $344 million in cumulative charge-offs. In addition, the allowance for loan losses as of March 31, 2009 includes associated specific reserves of $137 million.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below presents a rollforward of the balance of nonaccrual commercial real estate loans for the three months ended March 31, 2009:

	Three Months Ended
	March 31, 2009
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Beginning Balance	48	$2,025	$2,361
Additions	4	102	109
Subtractions:
Loan charge-offs	NA	(66)	(66)
Transferred to OREO	(6)	(135)	(140)
Balance changes	NA	70	(58)

Balance at March 31, 2009	46	$1,996	$2,206

NA — Not applicable.
Subsequent to March 31, 2009, the Company has foreclosed or is in the process of foreclosing 12 of the nonaccrual loans as detailed later in this report.
When a loan is placed on nonaccrual, interest income is generally not recognized. Any payments received are typically recorded as a reduction in principal. The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Gross amount of interest that would have been recorded at the original rate	$38,413	$8,805
Interest that was recognized in income	408	413

Negative impact (foregone interest)	$38,005	$8,392

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Cost Overruns on Nonaccrual Loans
As discussed above, cost overruns are an issue that many projects experience. While Corus’ preference is that either the equity investors or the mezzanine lender (to the extent there is one) fund any cost overruns, Corus may ultimately have to do so. As of March 31, 2009 there were 46 nonaccrual loans, 15 of which experienced cost overruns at least partially funded by Corus. The table below summarizes the extent to which Corus continued providing funds to those 15 loans subsequent to the loan becoming nonaccrual:

	Loans with Cost Overruns
	Listed as Nonaccrual
		As of March 31, 2009
		Funded	Total	Amount Funded
(dollars in millions)	#	Balance	Commitment	while on Nonnaccrual
Florida
Miami	6	$216	$216	$56
Other Florida	1	14	14	1

California Total	7	230	230	57
California:
San Diego	1	36	36	—
Los Angeles	1	14	14	4

California Total	2	50	50	4
Las Vegas	3	151	157	10
Phoenix/Scottsdale	2	81	85	12
Houston	1	47	47	—

Total	15	$559	$569	$83

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Completion Stages of Projects Associated with Nonaccrual Condominium Loans
The following table provides the remaining number of units available for sale related to nonaccrual condominium loans by geographic location and by completion status:
Remaining Nonaccrual Condominium Units Available For Sale By Major Metropolitan Area

	As of March 31, 2009
		Units
				Expected Completion Timeframe
	Loans	Total	Completed	0-6 Months	6-12 Months	> 12 Months
	#	#	#	#	#	#
Florida:
Miami/Southeast Florida	12	2,642	1,510	1,132	—	—
Tampa	3	876	876	—	—	—
Other Florida	2	193	193	—	—	—

Florida Total	17	3,711	2,579	1,132	—	—
San Diego	3	212	212	—	—	—
Atlanta	4	1,052	39	1,013	—	—
Las Vegas	3	825	825	—	—	—
Phoenix/Scottsdale	2	261	261	—	—	—
Chicago	1	332	—	332	—	—
Washington D.C.	1	84	—	84	—	—
New York City	2	117	10	—	—	107
Austin	1	260	260	—	—	—
Other	2	393	280	—	—	113

Total	36	7,247	4,466	2,561	—	220

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Unit Sales of Condominium Projects Associated with Nonaccrual Loans
The table below provides details regarding the unit presales and closings in completed condominium buildings collateralizing Corus’ nonaccrual loans:

	Unit Sales Associated with Nonaccrual Completed Projects
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold (1)	Not Presold
Florida:
Miami/Southeast Florida	9	2,043	533	764	746
Tampa	3	1,554	678	—	876
Other	2	444	251	8	185

Florida Total	14	4,041	1,462	772	1,807
San Diego	3	417	205	—	212
Atlanta	1	104	65	1	38
Las Vegas	3	888	63	328	497
Phoenix/Scottsdale	2	285	24	83	178
New York City	1	25	15	1	9
Austin	1	348	88	5	255
Other	1	396	116	78	202

Total	26	6,504	2,038	1,268	3,198

(1)	Represents number of units that are under contract to be sold.
In certain markets, it is very common for buyers to sign contracts committing them to the purchase of a condominium unit well in advance of project completion. These advance purchases are referred to as presales and typically include a deposit from the buyer. Once construction of the building is complete, buyers can then close on their units. If buyers do not close on their purchase, they typically lose their deposit. Under certain conditions, such as delays in delivery of units, the buyer can sometimes get out of a presale contract.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings under construction collateralizing Corus’ nonaccrual loans:

	Unit Sales Associated with Nonaccrual Projects Under Construction
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold (1)	Not Presold
Miami/Southeast Florida	3	1,132	—	942	190
Atlanta	3	1,045	32	135	878
Chicago	1	333	1	142	190
Washington D.C.	1	84	—	—	84
New York City	1	107	—	—	107
Other	1	113	—	—	113

Total	10	2,814	33	1,219	1,562

(1)	Represents number of units that are under contract to be sold.
While Corus has completion guarantees on each of the ten loans still under construction, in the event of significant cost overruns, we consider the financial strength of most of the guarantors to be weak. Corus considers only two of the completion guarantees to be viable. Even though construction is mostly complete on these properties, we do not expect the other guarantors to be willing or able to honor the guarantee if there are significant cost overruns.
We obtain personal guarantees for partial loan repayment for various loans in our portfolio. However, out of our 46 nonaccrual loans, we assigned value to only three of the loans’ guarantees. The total value assigned was $8.2 million.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
The table below compares the remaining outstanding balance (net of any charge-offs) of Corus’ nonaccrual loans to the fair value of the underlying collateral as well as the method in which the fair value was determined:

						Method in which
		Current				Fair Value Determined
		Funded	Fair Value of	Collateral Shortfalls	Cumulative		Internal
(dollars in millions)	#	Balance	Collateral	(i.e., Specific Reserves)	Charge-Offs	Appraisal	Estimate
Florida:
Miami	14	$907	$994	$45	$141	10	4
Tampa	3	66	66	—	23	2	1
Other Florida	3	55	57	—	28	1	2

Florida Total	20	1,028	1,117	45	192	13	7
San Diego	4	103	117	—	—	3	1
Los Angeles	2	19	25	—	15	2	—

California Total	6	122	142	—	15	5	1
Atlanta	6	358	364	69	—	3	3
Las Vegas	4	173	181	6	95	1	3
Phoenix/Scottsdale	2	82	86	—	39	1	1
Chicago	1	61	67	11	—	1	—
Washington, D.C.	2	71	81	6	—	2	—
New York City	2	16	21	—	3	1	1
Austin	1	16	18	—	—	—	1
Other	2	69	73	—	—	2	—

Total	46	$1,996	$2,150	$137	$344	29	17

Corus previously focused its lending efforts on markets that previously experienced among the highest rates of housing growth and price increases. As a result of the economic downturn, these areas have an excess supply of housing units and are experiencing significant price declines. As a result, management considers the markets where most of its nonaccrual loans are located to be distressed residential housing markets.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
Given current market conditions, workout options are limited. In cases where management believes that the developer is well qualified to complete the project and effectively sell the units, Corus may opt to continue working with that developer. Otherwise, foreclosure is the best option. Management evaluates each situation individually.
Troubled Debt Restructurings
As of March 31, 2009, Corus had one loan classified as Troubled Debt Restructurings not otherwise included above in either nonaccrual or 90 days past due. The loan relates to an apartment project in Los Angeles, which had an outstanding balance of $35.7 million at March 31, 2009 and was fully funded.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Other Real Estate Owned (“OREO”)
The remaining component of nonperforming assets is OREO, which consists of 16 properties as of March 31, 2009 and is listed below by geographic distribution and by type of collateral at the time of possession:

	Other Real Estate Owned as of March 31, 2009
	Condominium
	Construction		Conversion		Office		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	1	$73,235	—	$—	—	$—	1	$73,235
Tampa	—	—	1	9,520	—	—	1	9,520
Orlando	—	—	1	8,627	—	—	1	8,627
Panama City	1	88,574	—	—	—	—	1	88,574

Florida Total	2	161,809	2	18,147	—	—	4	179,956
California:
Los Angeles	1	43,039	—	—	—	—	1	43,039
San Diego	2	46,606	—	—	—	—	2	46,606

California Total	3	89,645	—	—	—	—	3	89,645
Reno	1	87,144	—	—	—	—	1	87,144
Las Vegas	2	74,452	—	—	—	—	2	74,452
Atlanta	1	19,846	1	17,763	—	—	2	37,609
Phoenix/Scottsdale	—	—	3	25,550	—	—	3	25,550
Chicago	—	—	—	—	1	4,720	1	4,720

Total	9	$432,896	6	$61,460	1	$4,720	16	$499,076

Foreclosure Process
In situations where the loan sponsors are unwilling, or unable, to take the necessary steps to resolve non-compliance with the loan documents, Corus will pursue foreclosure and seek title to the project either with the borrower and mezzanine lender’s cooperation (usually through a deed-in-lieu of foreclosure or an assignment of ownership interest in lieu of foreclosure transaction), or without the borrower and mezzanine lender’s cooperation (usually through a foreclosure process and, ultimately, judicial sale).
Based on our experience thus far, there is no such thing as a typical foreclosure process, with some of the substantial differences due to: (1) loan sponsors’ cooperation (or lack thereof), (2) whether guarantees exist, particularly payment guarantees (in distinction to completion guarantees), and (3) jurisdiction. The prevailing jurisdiction can significantly affect both timing and process (with the presence of guarantees further affecting the process in certain states). The process can become significantly more complicated if the project sponsors file a Chapter 11 bankruptcy for the borrower (Corus’ borrowers are typically “single asset real estate debtors,” a group that is subject to special provisions in the bankruptcy law).
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Subject to the inherent uncertainties outlined above, here is an illustrative example of a generalized foreclosure process, the process of a loan migrating from performing to nonperforming to foreclosure, and the potential impact to the allowance (including any typical migration from general reserve to specific reserve). Throughout this process, the loan risk rating and the related allowance for loans losses is continuously challenged.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
Frequency of OREO Valuations
As mentioned previously in the “Foreclosure Process” section, an updated appraisal is obtained after a loan experiences a default and is the basis for the initial value of the OREO property. After foreclosure, valuations are performed at least quarterly by management, using a very similar methodology to how it assesses its impaired loan portfolio (refer to the valuation discussion in the “Allowance for Loan Losses” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations). A new appraisal from an independent appraiser is obtained annually if the property is held for more than one year.
Outlook for Workout and Resolution of OREO Properties
Corus generally has several options with regard to properties acquired via foreclosure. First, Corus could sell the property as a whole to a bulk purchaser. While this may be the quickest resolution, the pricing may be such that this is not the most desirable option. Second, Corus could complete the project, to the extent necessary, and internally manage the process of selling the units individually in the market. Finally, depending on the property and the market it is located in, Corus may opt to rent individual units until such time as property values recover and a bulk sale is more attractive. Importantly, each property is unique and management will decide on the best strategy for dealing with OREO properties on a case-by-case basis.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Projects to be Sold in Bulk
Eight OREO properties are currently being marketed for bulk sale. All but one of the properties is ready for occupancy and six of the eight properties are currently being operated as rental properties.
The table below summarizes these eight properties:

OREO Projects to be Sold in Bulk as of March 31, 2009
(dollars in thousands)				If rented,	Carry Value at
Location	Property Type	OREO Date	Total Units	Occupancy %	March 31, 2009
Los Angeles	Condo - Construction	10/10/2008	100	NA	$43,039
Atlanta	Condo - Conversion	3/3/2009	193	74%	17,763
Phoenix	Condo - Conversion	10/7/2008	186	41%	13,173
Tampa	Condo - Conversion	11/14/2008	199	95%	9,520
Orlando	Condo - Conversion	11/14/2008	229	86%	8,627
Phoenix	Condo - Conversion	3/24/2009	74	19%	8,355
Chicago	Office	12/27/2006	NA	NA	4,720
Phoenix	Condo - Conversion	3/24/2009	37	10%	4,022

Total					$109,219

NA — Not applicable.
Projects to be Sold as Individual Units
There are eight OREO properties that are currently being sold as condominiums, on a unit-by-unit basis.

OREO Projects to be Sold as Individual Units as of March 31, 2009
			Estimated	Estimated
(dollars in thousands)			Completion	Cost to	Total	Units	Carry Value at
Location	Property Type	OREO Date	Timeframe	Complete	Units (1)	Sold (1)	March 31, 2009
Panama City	Condo - Construction	9/11/2008	NA	$6,814	700	—	$88,574
Reno	Condo - Construction	12/29/2008	NA	—	380	12	87,144
Miami/Southeast Florida	Condo - Construction	11/7/2008	NA	—	396	9	73,235
Las Vegas	Condo - Construction	2/5/2009	1-3 Months	2,500	305	—	62,762
San Diego	Condo - Construction	1/8/2009	NA	—	77	4	25,706
San Diego	Condo - Construction	3/11/2008	1-3 Months	2,846	180	44	20,900
Atlanta	Condo - Construction	12/2/2008	NA	—	163	8	19,846
Las Vegas	Condo - Construction	2/11/2009	NA	2,846	61	1	11,690

Total				$15,006	2,262	78	$389,857

NA — Not applicable as building is complete.

(1)	Represents the total number of units that were taken into OREO. Does not include units sold by devloper prior to the property becoming OREO.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
In addition to the above mentioned properties, the Company is in process of taking possession of 12 other properties collateralizing our loans. All of the loans have been classified as nonaccrual and have a total commitment of $408.0 million. The table below illustrates the geographical distribution of the loans in process of foreclosure in terms of funded balance:

	Loans in Process of Foreclosure
	Funded Loan Balances as of March 31, 2009
	Condominium
	Construction		Conversion		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Florida:
Miami	3	$164,904	—	$—	3	$164,904
Tampa	—	—	2	47,604	2	47,604

Florida Total	3	164,904	2	47,604	5	212,508
Las Vegas	1	48,170	—	—	1	48,170
Houston	1	47,231	—	—	1	47,231
Phoenix/Scottsdale	1	37,963	—	—	1	37,963
San Diego (1)	1	13,681	1	9,844	2	23,525
Boston (2)	1	21,647	—	—	1	21,647
New York City	1	11,713	—	—	1	11,713

Total	9	$345,309	3	$57,448	12	$402,757

(1)	Foreclosure of the property collateralizing the conversion loan completed in April 2009.

(2)	Foreclosure of the property completed in April 2009.
Loans in Process of Foreclosure — Condominium Units Available For Sale By Major Metropolitan Area

	As of March 31, 2009
		Units
				Expected Completion Timeframe
	Loans	Total	Completed	0-12 Months	> 12 Months
	#	#	#	#	#
Florida:
Miami	3	569	569	—	—
Tampa	2	658	658	—	—

Florida Total	5	1,227	1,227	—	—
Las Vegas	1	248	248	—	—
Houston	1	280	280	—	—
Phoenix/Scottsdale	1	74	74	—	—
San Diego	2	87	87	—	—
Boston	1	113	—	—	113
New York City	1	107	—	—	107

Total	12	2,136	1,916	—	220

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
As of March 31, 2009, management has identified 23 Potential Problem Loans, as detailed below:

	Potential Problem Loans as of March 31, 2009
	Condominium - Construction				Other Collateral Types				Total
			Funded	Total			Funded	Total		Funded	Total
(dollars in millions)	#		Balance	Commitment	#		Balance	Commitment	#	Balance	Commitment
Florida:
Miami	1		$38	$49	—		$—	$—	1	$38	$49
Other Florida	1		66	74	1	(1)	11	11	2	77	85

Florida Total	2		104	123	1		11	11	3	115	134
Los Angeles	9	(2)	516	611	—	(2)	72	90	9	588	701
Hawaii	1		74	169	—		—	—	1	74	169
Washington, D.C.	1		126	145	—		—	—	1	126	145
New York City	2		99	132	—		—	—	2	99	132
Chicago	1		72	72	—		—	—	1	72	72
Atlanta	1		33	34	—		—	—	1	33	34
Other	5		226	326	—		—	—	5	226	326

Total	22		$1,250	$1,612	1		$83	$101	23	$1,333	$1,713

(1)	Condominium conversion loan.

(2)
The underlying collateral included a condominium component combined with a hotel. The commitment amount has been split between the appropriate categories. With respect to the “#” of loans, the loan has been included with condominium loans.

The table below presents a rollforward of the balance of Potential Problem Loans for the three months ended March 31, 2009:

	Three Months Ended
	March 31, 2009
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Beginning Balance	25	$1,107	$1,655
Additions	6	334	391
Subtractions:
Became a Nonperforming Loan	(5)	(134)	(147)
Status improved	(3)	(105)	(164)
Balance changes	NA	131	(22)

Balance at March 31, 2009	23	$1,333	$1,713

NA — Not applicable.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Allowance for Credit Losses
The Allowance for Credit Losses (the “Allowance”) is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments.
As of March 31, 2009, the Allowance for Credit Losses totaled $433 million, an increase of $338 million compared to March 31, 2008. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Balance at beginning of period	$304,907	$76,992
Provision for credit losses	193,250	36,800
Charge-offs:
Commercial real estate:
Condominium:
Construction	(65,527)	(3,435)
Conversion	—	(15,689)
Inventory	—	—

Total condominium	(65,527)	(19,124)
Other commercial real estate	(29)	—
Commercial	(50)	—
Residential real estate and other	(62)	—

Total Charge-Offs	(65,668)	(19,124)

Recoveries:
Commercial real estate	—	—
Commercial	1	—
Residential real estate and other	248	159

Total Recoveries	249	159

Balance at March 31	$432,738	$94,827

During the first three months ended March 31, 2009, Corus recorded a provision for credit losses of $193 million. Even after charge-offs of $66 million, Corus’ Allowance has more than quadrupled since the same time last year. Furthermore, the increase in the Allowance, combined with total commitments declining year over year by $2.6 billion, resulted in an increase in our ratio of the Allowance to total commitments from 1.2% to 8.0%.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	March 31	December 31	March 31
(in thousands)	2009	2008	2008
Allowance for Loan Losses:
Specific reserve	$137,247	$140,684	$11,015
General reserve	201,375	103,174	69,369
Unallocated	—	25,499	7,093

Total Allowance for Loan Losses	338,622	269,357	87,477
Liability for Credit Commitment Losses (1)	94,116	35,550	7,350

Total	$432,738	$304,907	$94,827

(1)	Included as a component of other liabilities.
Allowance for Loan Losses
1)	Specific Reserves

As of March 31, 2009, Corus’ Allowance for Loan Losses included specific reserves of $137 million. Management’s determination as to which loans to specifically review for impairment is based on loan ratings as determined by management, in accordance with the regulatory standards of the Office of the Comptroller of the Currency (the “OCC”). Impairment testing was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” In addition, for purposes of determining the appropriate Allowance at March 31, 2009, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve.

The loans with specific reserves are primarily rated substandard and/or nonaccrual and are typically identified through Corus’ process of reviewing and reassessing the ratings on loans. The loan rating process is performed by commercial loan personnel. The accuracy of the loan ratings is validated via a third-party loan review which is performed quarterly, the results of which are reported directly to the Company’s Audit Committee. The third-party loan review covers a substantial amount of the portfolio each year.

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

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

The general reserve as of March 31, 2009 totaled $201 million, an increase of $98 million from March 31, 2008. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets, as reflected in the increased level of charge-offs and the increase in nonaccrual loans. Nonaccrual loans increased dramatically during the last twelve months to $2.0 billion at March 31, 2009, almost five times the balance at March 31, 2008.

For those loans that were either not specifically reviewed as part of the specific reserve process or were reviewed but determined not to be “impaired”, a general reserve is calculated pursuant to SFAS No. 5 “Accounting for Contingencies.” Corus calculates its general reserve for its portfolio of commercial real estate secured projects, by separating the portfolio by: (1) collateral type — condominium construction, condominium conversion, other commercial real estate construction and other commercial real estate non-construction, (2) seniority of mortgage — first mortgages vs. “mezzanine” loans (i.e., second mortgages), and lastly (3) regulatory rating — Pass, Special Mention, and Substandard. Corus’ remaining loans (i.e., commercial, residential, overdrafts and other) are separated only by loan type (regulatory ratings are not factored in).

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

The Company applies a historical net charge-off percentage against each of these subgroups (i.e., construction first mortgage Pass, construction first mortgage Special Mention, construction first mortgage Substandard, conversion first mortgage Pass, and first mortgage Special Mention, etc.) based on their respective historical net charge-offs (to the extent such charge-offs exist) over the past 12 months calculated as the sum of net charge-offs by subgroup divided by the average balances over that time frame.

In the first quarter of 2009, the Company reduced the historical net charge-off analysis to a rolling 12 month instead of a 24 month historical view as management felt that this more closely represents Corus’ inherent losses. This change in estimate resulted in a significant increase in the reserve. While the economic environment is clearly in a state of flux, management believes that the 12 month charge-off history to be more reflective of what we would expect to be the inherent losses in the loan portfolio in this environment and is a conservative approach to the reserve amount. Also, the increase in the reserve amount that results from this shortened charge-off timeframe is consistent with the rise in nonperforming loans.

In the past, the Bank had then applied a Management Adjustment Factor (“MAF”) that represented the loss factor used in the Bank’s ALLL calculation as the Bank did not have significant CRE charge-off history prior to 2007. However, in the first quarter of 2009, management decided to reduce the MAF to zero. As the Bank developed loss history the MAF was continually monitored to determine appropriateness of loss factors (i.e. does the inherent loss rate differ from historical loss experience). In the future, management will adjust the MAF percentage if circumstances dictated.

Based on the risk factors discussed above, management believed that the overall risk in the portfolio had increased and as such, the Total Loss Factor was increased during the first quarter of 2009 reflecting a higher historical net charge-off factor. The increase was partially offset by a decreased MAF due to management placing a greater reliance on the historical net charge-off factor.

3)	Unallocated Reserves

The Bank historically maintained an unallocated reserve in its Allowance for Loan Losses account, but reduced this to zero also in the first quarter of 2009. Management felt that having charge-off history for the past 12 months (as discussed in the General Reserves section above) and relying on that data to reserve for loan losses eliminated the need for an unallocated reserve. Similar to the discussion on the MAF factor above, an unallocated reserve is highly judgmental and subject to many moving pieces. Management will continue to monitor the appropriateness of this amount and adjust accordingly based on economic, environmental, and loan portfolio characteristic factors.

Liability for Credit Commitment Losses
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses. Specific reserves are typically not applicable to unfunded amounts since any specific reserve would first be applied to the funded balance. General reserves are based on the same loss factors used for the Allowance for Loan Losses. Given the current economic environment and the current loan portfolio characteristics (distressed geographic regions where properties are located and increasing levels of nonperforming loans), management felt it appropriate to utilize the same historical loss factors as the loan loss reserve.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The allocation of the Allowance for Credit Losses was as follows:

	March 31	December 31	March 31
(in thousands)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$350,147	$229,611	$58,394
Conversion	1,292	2,462	18,729
Inventory	32	35	928
Other commercial real estate:
Office	5,580	3,882	2,491
Rental apartment and other	73,853	39,709	5,270
Commercial	1,834	1,406	1,507
Residential real estate and other	—	143	172
Unallocated	—	27,659	7,336

Total	$432,738	$304,907	$94,827

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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

INVESTMENT PORTFOLIO
The investment portfolio, which Corus often refers to as the “liquidity management assets”, includes U.S. Government agency securities, time deposits with banks, FDIC guaranteed bank notes, interest-bearing deposits with the Federal Reserve, and federal funds sold. At March 31, 2009, the liquidity management assets stood at $3.0 billion versus $4.3 billion as of March 31, 2008. The Bank’s liquidity management assets as of March 31, 2009 included $1.3 billion of agency securities, $0.8 billion of time deposits with other financial institutions, $0.7 billion of FDIC guaranteed bank notes, and $0.2 billion of interest-bearing deposits with the Federal Reserve.
The portfolio of agency securities consists of short-term (one year or less), senior unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank System (the “FHLB”). These organizations, which were chartered by Congress to facilitate home ownership, are most commonly referred to as government-sponsored enterprises (“GSE”). While Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively), the FHLB is not publicly traded (instead owned by its member financial institutions, consisting of over 8,000 financial institutions from all 50 states). As of March 31, 2009, Corus had investments in GSE-issued debt totaling approximately $1.3 billion: $300 million issued by Fannie Mae, $575 million by Freddie Mac and $449 million by the FHLB. Approximately 81% of these securities mature during the second quarter of 2009, with the remaining securities maturing prior to December 31, 2009. The market for these securities is very liquid and the securities could be sold to meet the liquidity needs of the Company.
In September 2008, Fannie Mae and Freddie Mac were taken into conservatorship by the federal government and are now being managed, in part, by their regulator, the Federal Housing Finance Agency. While the federal government has not explicitly guaranteed the repayment of the senior debt of either entity, the actions that led to the conservatorship include several support initiatives that, in the management’s opinion, improve the likelihood that these debts will be repaid in full and in accordance with their terms and conditions. Likewise the FHLB debt does not carry any explicit government guarantee (debt issued by the FHLB are joint and several obligations of all 12 banks of the FHLB). The Company does not own any GSE preferred shares.
The Company’s portfolio of time deposits consists of institutional negotiable certificates of deposit (“CD”) issued by other, domestic financial institutions. These CDs are not protected by Federal Deposit Insurance Corporation insurance. As of March 31, 2009, the CD portfolio was diversified among 11 different large banking organizations with more than $50 billion of assets.
Although the CDs are negotiable, and could therefore be sold prior to maturity, management anticipates that the Company will hold most of the CDs until maturity. The Company buys predominantly short-term CDs and staggers the maturities of the CDs within its desired maturity range: $0.7 billion mature during the second quarter of 2009 and $0.1 billion of the CDs mature in the third quarter of 2009.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
At the time each CD was purchased, management believed that the issuing institution was well capitalized, and, as of December 31, 2008, each issuer reports capital levels in excess of well-capitalized thresholds. Furthermore, the Company attempts to minimize its credit risk by keeping abreast of the market, avoiding issuers with excessive “headline risks” or other perceived weaknesses, and/or purchasing CDs with shorter maturities. Of the $0.8 billion of CDs, approximately $344 million was on deposit at issuers who experienced a credit rating downgrade since the Company placed the deposit, however, none of these downgrades were to “speculative” levels. Of these $344 million of “downgraded” deposits, $326 million will mature in the second quarter of 2009 (or has already matured) and the other $18 million will mature in the third quarter of 2009.
During the first quarter of 2009, the Bank purchased FDIC guaranteed bank notes issued under the government’s Temporary Liquidity Guarantee Program (“TLGP”). These notes are senior unsecured debt issued by Federal Deposit Insurance Corporation insured depository institutions or FDIC designated affiliates of FDIC insured depository institutions and are 100% guaranteed by the full faith and credit of the FDIC. All guarantee fees are paid by the issuer. These notes can be issued with either fixed or floating rates.
As of March 31, 2009, the Bank had purchased approximately $0.7 billion of FDIC guaranteed bank notes from 10 different issuers. All of these notes bear interest at a floating rate and are based on 3 month Libor. Approximately 32% of these FDIC guaranteed bank notes mature in 2011 and another 67% mature in the first half of 2012.
TAXES RECEIVABLE
Due to losses incurred during 2008 and in the first quarter of 2009, Corus recorded $140.6 million of current tax benefits. This amount, which is recoverable through net operating loss carryback claims and other tax refund claims, is included in taxes receivable as of March 31, 2009.
OTHER ASSETS
Other assets consist primarily of deferred tax assets and the Bank’s required investment in Federal Reserve Bank stock. The decrease in other assets compared to 2008 was driven almost entirely by the change in the balance of the deferred tax assets and its related valuation allowance.

	Other Assets
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Deferred Tax Assets	$11	$43	$26
Federal Reserve Bank Stock	17	15	15
Other	30	28	20

Total Other Assets	$58	$86	$61

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
COMPOSITION OF DEPOSITS

	March 31		December 31		March 31
(dollars in millions)	2009		2008		2008
Retail certificates of deposit	$5,024	70%	$5,247	69%	$5,415	70%
Money market	1,569	22	1,719	23	1,567	20
Demand	197	3	208	3	246	3
NOW	170	2	189	2	250	3
Savings	105	2	113	1	121	2
Brokered certificates of deposit	92	1	116	2	185	2

Total	$7,157	100%	$7,592	100%	$7,784	100%

At March 31, 2009, approximately 56% of the Bank’s $7.1 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of approximately 170,000 accounts.
The strength of our deposit base is further bolstered by the recent increase in deposit insurance approved by the Federal Deposit Insurance Corporation (the “FDIC”). Effective October 3, 2008, the FDIC increased the level at which they insure deposits, in general, from $100,000 per account to $250,000 per account. While the increase in insurance is officially scheduled to expire December 31, 2009, many believe that the increase will ultimately be made permanent. While the majority of Corus’ deposits were fully insured under the old limits, nearly all of Corus’ external deposits, approximately 99%, are fully insured based on the new limits.
As discussed in Note 1 of the consolidated financial statements, as of February 18, 2009, the Bank consented and agreed to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency, its primary regulator. Among other things, the Order emphasizes that the Bank must comply with certain restrictions with regard to the interest rates the Bank may offer to its depositors. The current rule on interest rate restrictions states that a less than well-capitalized bank (which includes the Bank) cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. While the current rule clearly establishes the maximum rate, it does not define the Bank’s normal market. That decision rests currently with the FDIC.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
On January 27, 2009, a new rule was proposed by the FDIC that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
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
SUBORDINATED DEBENTURES RELATING TO TRUST PREFERRED SECURITIES
As of March 31, 2009, Corus had $414.0 million in floating rate junior subordinated notes (the “Debentures”) which included the original issuance of $404.6 million in Debentures, as well as $9.4 million in deferred interest payments related to those Debentures. The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company.
The Debentures each mature 30 years from their respective issuance date, but are redeemable (at par) at Corus’ option at any time commencing on the fifth anniversary of their issuance (or upon the occurrence of certain other prescribed events). Furthermore, while interest payments on the Debentures are payable quarterly, so long as an event of default has not occurred, Corus may defer interest payments for up to 20 consecutive quarters. Events of default under the terms of the debenture agreements include failure to pay interest after 20 consecutive quarters of deferral, failure to pay all principal and interest at maturity, or filing bankruptcy.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest expense on the Debentures will be in the future. However, based on March 31, 2009, market interest rates, the interest expense would be approximately $15 million per annum.
Finally, while the Trusts are not consolidated with the Company for financial statement purposes, banking regulations allow for bank holding companies to include (up to certain limits) the amount of Trust Preferred Securities, issued by subsidiary trusts, in their regulatory capital calculations. As of March 31, 2009, Corus included $1.4 million of Trust Preferred Securities in its “Tier 1 Capital” and in “Tier 2 Capital.” See the section titled “Regulatory Capital and Ratios” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
LIQUIDITY AND CAPITAL RESOURCES
Corus’ consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of the actions referred to in Note 1 of the consolidated financial statements. The uncertainty of successful execution of our plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
SOURCES
Corus (Holding Company)
At March 31, 2009, the holding company had cash and marketable equity securities of $6 million and $47 million, respectively, for a total of $53 million. By comparison, the holding company had cash and marketable equity securities of $203 million and $70 million, respectively, for a total of $273 million one year earlier. During the first half of 2008, the holding company sold its entire portfolio of equity securities in financial industry companies. See Uses section below regarding decrease in cash compared to 2008. At March 31, 2009, all holding company cash balances were held on deposit with the Bank.
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
In an attempt to increase capital and secure additional liquidity for the holding company, the Company’s Board of Directors formed a Strategic Planning Committee. The Strategic Planning Committee hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company. Possible strategic alternatives include, among others, a capital investment, sale, strategic merger or some form of restructuring. The Company’s likelihood of success in this endeavor cannot be predicted at this time, particularly due to the Company’s troubled condition.
Absent securing some form of additional capital, the only other source of additional liquidity available to Corus is income earned on its cash held on deposit at the Bank.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Corus Bank, N.A.
At March 31, 2009, Corus Bank, N.A. (the “Bank”), a wholly-owned subsidiary of Corus Bankshares, Inc., (the “holding company”), had liquid assets totaling $3.1 billion, or 40% of its total assets versus $4.4 billion, or 49% of total assets at March 31, 2008. The $3.1 billion in liquid assets includes cash of $55 million, time deposits with banks of $828 million, $200 million of interest bearing deposits with the Federal Reserve, and readily salable marketable securities of $2.0 billion. In addition to proceeds from sales or maturities of time deposits and securities, the Bank’s sources of cash include loan paydowns/payoffs and new customer deposits. Approximately $550 million of the Bank’s liquid assets were pledged as collateral to the Federal Reserve Bank.
As of March 31, 2009, the Bank had loans outstanding, net of the allowance for loan losses, of $3.8 billion. The portfolio consists almost exclusively of commercial real estate loans, primarily to condominium developers. The condominium loans typically require payment of principal either upon sale of individual units or at loan maturity. As presented in the Loan Portfolio section of this report, paydowns/payoffs have slowed recently as a result of the sagging market for residential housing in the U.S. Paydowns and payoffs totaled $141 million during the first three months of 2009, which is significantly less than the 2008 quarterly average of just over $500 million. We believe that this downward trend will continue if market conditions do not improve or worsen.
The other primary source of liquidity is from new deposits. However, our ability to attract new deposits and retain existing deposits may have been hampered by the restrictions now applicable to the Bank with respect to its ability to offer depositors above average interest rates. As emphasized in the Order issued by the OCC on February 18, 2009, the Bank must comply with federal statutory and regulatory restrictions on the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. This restriction is potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.
As background, the Chicago banking market is extremely fragmented (over 140 banks and thrifts) and competitive. As Corus’ needs for additional funding grew over the years, the Bank explored several different deposit gathering strategies, including building new branches and acquiring brokered certificates of deposit. Corus concluded that building new branches was expensive and its success uncertain. It was also a strategy that was already being pursued by numerous Chicago-area banks. Brokered deposits were not attractive since they were less likely to be available in a time of crisis. As an alternative, Corus decided that offering above average rates nationally, promoted via the internet, was the most efficient and cost effective strategy for the Bank. The strategy was scalable so deposits could be added or reduced based on the loan funding needs of the Bank and it was cost effective since the Bank would not be saddled with the overhead of a large branch network when loan volume declined.
This strategy makes Corus particularly vulnerable to a restriction on the level of interest rates it offers. Management believes Corus’ ability to attract deposits is a function of its ability to continue to offer rates above the national average. To the extent that Corus is restricted from offering high deposit interest rates, liquidity may be negatively impacted, possibly materially.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The current FDIC rules on interest rate restrictions establish that the Bank may not offer interest rates higher than 75 basis points above the rates of interest on deposits offered in the Bank’s normal market area. Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009 through March 31, 2009, Corus experienced deposit run-off of $323 million. However, it should be noted that part of the Bank’s strategy, as noted above, involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $322 million during the same period.
On January 27, 2009, a new rule was proposed by the FDIC that would amend its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this new rule, affected depository institutions would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate. To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
USES
Corus (Holding Company)
While the holding company did not make any infusion into the Bank during the three months ended March 31, 2009, historically, one of the holding company’s primary uses of cash was capital infusions into the Bank. While such infusions were made to increase Bank capital such that the Bank could make larger loans, more recently infusions were made in an effort to strengthen the Bank after recent losses incurred during the second and third quarters of 2008. With only $53 million of cash and marketable equity securities remaining at March 31, 2009, the holding company’s ability to continue such capital infusions is limited (see discussion regarding Sources above).
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
Finally, as of March 31, 2009, the holding company has two outstanding loan commitments related to loans originated by the Bank. Commitments under the loans total approximately $25 million. The loans are participations of Bank loans and fund on a last-in-first-out basis, meaning that the Bank would have to fund its entire commitment before the holding company funds anything. It is likely that the holding company will need to fund its commitment during the remainder of 2009.
Corus Bank, N.A.
The Bank’s historic principal uses of cash include loan funding (both new loans as well as drawdowns of unfunded loan commitments), depositor withdrawals and, to the extent applicable, dividends to the holding company (see section below entitled “Dividend Restrictions” for a further discussion). At March 31, 2009, the Bank had unfunded commercial real estate loan commitments of $1.2 billion. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 12 months.
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
Finally, the Bank must have sufficient funds available to fund various operating expenses. Expenses associated with problem loans have increased during the first three months of 2009 as compared to the same period in 2008 and are expected to continue increasing. These costs include OREO property expenses, protective advances, legal, consulting, FDIC insurance costs, and others.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
As of May 1, 2009, based on its March 31, 2009 Call Report, the Bank was not in compliance with the previous minimum capital ratios and was classified as “undercapitalized” under the OCC’s Prompt Corrective Action rules. The OCC may require an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category. Future noncompliance with regulatory capital requirements raises substantial doubt about the Bank’s ability to stay solvent and the Company’s ability to continue as a going concern. In addition, the OCC could issue a Prompt Corrective Action directive or take other regulatory action, which could result in the Bank being placed into conservatorship or receivership and as a result could also cause the Company to be unable to continue as a going concern.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-adjusted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company and the Bank did not meet the applicable capital adequacy requirements as of March 31, 2009.
As of March 31, 2009, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
As of March 31, 2009, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.7 billion, which represented 878% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves. Also as of March 31, 2009, the Bank had commercial real estate loan balances outstanding totaling $4.1 billion, which represented 994% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of March 31, 2009.
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
Dividend Restrictions
The Agreement entered into with the FRB prohibits the payment of any dividends, by either the Bank or the holding company, without FRB approval. The payment of dividends by the Bank is further restricted by various other federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. Based on these constraints, the Bank was not permitted to distribute any amount to the Company at March 31, 2009.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are fundamental to understanding the results of operations and financial condition, because some accounting policies require that management use estimates and assumptions that may affect the value of the assets or liabilities and financial results. Management considers four of these policies to be particularly critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts could be reported under different conditions or using different assumptions.
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
The Allowance for Loan Losses is based upon quarterly analyses. Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, defined by Generally Accepted Accounting Principles as loans where “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” Management’s determination as to which loans to specifically review for impairment is based on loan ratings as determined by management, in accordance with the regulatory standards of the Office of the Comptroller of the Currency (the “OCC”). Impairment testing was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” In addition, for purposes of determining the appropriate Allowance at March 31, 2009, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve.
The remainder of the portfolio is then segmented into groups based on loan characteristics, seniority of collateral, and loan rating. A reserve is calculated and allocated to each of these groups based on historical net charge-off history coupled with a subjective management adjustment factor, if management believes the historical net charge-off data is not representative of current market conditions. If utilized, the management adjustment factor is intended to incorporate those qualitative or environmental factors that are likely to cause estimated credit losses associated with the Bank’s existing portfolio to differ from historical loss experience.
The Company also maintains an unallocated reserve in its Allowance account. If utilized, the unallocated portion represents a reserve against risks associated with environmental factors that may cause losses in the portfolio as a whole but are difficult to attribute to individual impaired loans or to specific groups of loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The process for estimating the Liability for Credit Commitment Losses closely follows the process outlined above for the Allowance for Loan Losses. Specific reserves are typically not applicable to unfunded amounts since any specific reserve would first be applied to the funded balance. General reserves are based on the same loss factors used for the Allowance for Loan Losses.
OTHER REAL ESTATE OWNED
Statements of Financial Accounting Standards (“SFAS”) No. 15, 114 and 144 provide the general guidance for the initial recording of OREO. SFAS No. 34 and 67 provide guidance on the accounting for costs associated with OREO (holding costs, construction costs etc.). Sales of OREO are accounted for in accordance with SFAS No. 66, while impairments are accounted for in accordance with SFAS No.144.
OREO typically results from the Company assuming the ownership of property collateralizing a loan. Depending on the loan, the property received may be in full or partial satisfaction of monies owed to the Bank.
These properties are recorded at the lower of cost or estimated realizable value at the date of foreclosure, thus establishing a new cost basis. After foreclosure, valuations are performed at least quarterly by management. When performing an internal evaluation of the properties, the Bulk Sale Discount Model is used. This model uses an approach that mirrors the analysis that would be performed by a third party appraiser. It uses a cash flow approach using the net present value of cash flows using an appropriate discount rate. Assumptions in the model are reviewed by the Commercial Loan Officers along with the Chief Lending Officer and adjusted as dictated by changing circumstances.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
At March 31, 2009, approximately 26% of total assets, or $2.0 billion, consisted of financial assets recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. At March 31, 2009, approximately 18% of total assets, or $1.4 billion (excluding costs to sell of $47 million), were recorded at fair value on a nonrecurring basis, all of which were impaired loans measured using appraisals or internally-developed models, both having significant unobservable inputs, or Level 3 measurements.
See Note 12 to the consolidated financial statements for a complete discussion on our use of fair valuation of financial assets and liabilities and the related measurement techniques.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
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
The Company has $11.3 million of deferred tax assets which relate to expected future tax deductions arising primarily from the allowance for credit losses. For more details, see Note 11 to the accompanying consolidated financial statements.
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

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•
The risk that Corus will not be able to adequately address its current severe liquidity issues. Corus is no longer originating new loans, and so must rely on payments from existing loans, an increasing number of which are non-performing or are in danger of becoming non-performing loans. Corus is unable to raise capital by issuing Trust Preferred Securities or other similar instruments, may be restricted in the amount of interest it can pay on bank deposits, which would likely limit the amount of new deposits it can attract, and is unlikely to receive money through the TARP program. All of these factors, as well as the ones discussed elsewhere in this Quarterly Report, could impact Corus’ ability to continue as a going concern;

•
The risk that Corus will not be able to develop and implement a capital plan that satisfies its obligations under the Written Agreement with the Federal Reserve Bank and the Consent Order with the OCC, or an acceptable capital restoration plan under the OCC’s Prompt Corrective Action regime, and the risk that Corus will not otherwise be able to comply with such commitments and regulations. The OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank;

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

•	The risk that Corus will be unable to attract and retain qualified personnel to replace the members of our management who recently left, particularly Robert J. Glickman;

•	The risk that continued negative publicity regarding our financial position will have an adverse effect on our operations;

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
Do not unduly rely on forward-looking statements. They give Corus’ expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and, except as required by law, Corus does not intend to update them to reflect changes that occur after that date. For a discussion of factors that may cause actual results to differ from expectations, refer to Part I Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008 and Part II Item 1A of this report. Any factor described in this filing or in any document referred to in this filing could, by itself or together with one or more other factors, adversely affect the Company’s business, earnings and/or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company believes that there has been no material change in the quantitative and qualitative market risks from those discussed in the 2008 Form 10-K. See “Part II, Item 1A—Risk Factors” for risk factors relating to disruptions in the financial markets.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the principal executive officer and principal financial officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the first quarter of 2009, Corus and Mr. Robert J. Glickman, the Company’s former Chief Executive Officer, were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Illinois alleging violations of federal securities laws. In April 2009, a second purported securities class action lawsuit was filed in the Northern District of Illinois against Corus and Mr. Glickman and adding as additional defendants Tim H. Taylor and Michael E. Dulberg. Later in April 2009, two additional securities class actions were filed in the Northern District of Illinois against Corus and Messrs. Glickman, Taylor, and Dulberg. One of the two most recent lawsuits also added as additional defendants members of the Company’s Board of Directors, specifically Messrs. Joseph P. Glickman, Robert J. Buford, Kevin R. Callahan, Rodney D. Lubeznik, Michael J. McClure, and Peter C. Roberts. These lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between January 25, 2008 and January 30, 2009, allege primarily that the defendants violated the federal securities laws by disseminating materially false and misleading statements during the above-described period. The lawsuits seek unspecified damages.
Corus and the individual defendants filed an unopposed motion to reassign the related, second-filed case to the judge assigned to the first-filed lawsuit, and that motion has been granted. Corus expects that the third-filed and fourth-filed cases will also be reassigned to this judge. Once all related cases are before the same judge, a lead plaintiff and counsel will be selected for these lawsuits and an amended complaint is then likely to be filed combining all four lawsuits. Defendants will have 45 days after the amended complaint is filed to answer or move to dismiss the complaint.
Because these lawsuits were recently filed and there are significant uncertainties involved in any potential class action litigation, management is unable to predict the outcome of the purported class action lawsuits and therefore cannot currently reasonably determine the estimated future impact on the financial condition or results of operations of the Company. Corus and the individuals named intend to vigorously defend these lawsuits.
Corus is involved in various legal proceedings involving matters that arise in the ordinary course of business. The consequences of these proceedings are not presently determinable but, in the opinion of management, these proceedings will not have a material effect on the results of operations, financial position, liquidity or capital resources.
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
In its report dated April 6, 2009, our independent registered public accounting firm stated that our net losses raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and is subject to our ability to service our existing loans in a manner that will return the Company to profitability or, in the alternative, identify and consummate a strategic transaction, including the potential sale of the Company. In addition, our Chief Executive Officer, Robert J. Glickman, resigned on April 24, 2009. See “Our CEO has resigned, and we currently do not have a permanent CEO or active CFO. This lack of senior leadership raises serious doubts about ability to continue to run our business effectively” below.

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
The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the OCC Order, the Prompt Corrective Action requirements, or if its condition continues to deteriorate.
As noted above, the OCC Order requires the Bank to create and implement a capital plan, including provisions for contingency funding arrangements. In addition, the Bank has received formal notification under the OCC’s Prompt Corrective Action regime that it is undercapitalized and, therefore, subject to additional restrictions and requirements, including submission to the OCC of an acceptable capital restoration plan. As discussed above, the OCC is not permitted to accept a capital restoration plan that lacks an adequate guarantee and assurance of the Bank’s performance from the Company. The Bank is developing a capital restoration plan but no assurances can be provided that it will be able to submit an acceptable plan, including the required Company guarantee. Failure of the Bank to submit an acceptable capital restoration plan would, among other things, result in the Bank becoming subject to a number of additional restrictions on its operations, and the Bank and the Company may be subject to additional regulatory action. See “Prompt Corrective Action Notification” above. Moreover, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to submit an acceptable capital restoration plan and comply with its terms, or fail to comply with the Order’s capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver. If these events occur, Corus probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the OCC.
The continued deterioration of the housing market and the economy has adversely affected our business, liquidity and financial results, and if the downturn continues or worsens our ability to continue as a going concern could be adversely affected.
Our loan portfolio is concentrated in loans secured by condominium and condominium conversion projects. As a result, the significant downturn in the housing market has had a substantial negative effect on our business and has contributed to increased levels of delinquent and non-reporting assets, charge-offs and credit loss reserves. We reported a net loss of $285.0 million for the three months ended March 31, 2009, compared to net income of $4.5 million for the three months ended March 31, 2008 and a net loss of $456.5 million for the year ended December 31, 2008, compared to net income of $106.2 million for the year ended December 31, 2007. These events, if they continue or worsen, will have a material adverse effect on our business, financial condition and results of operation and also may impact our ability to continue as a going concern.
We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.
We have recently been the subject of news reports discussing our current financial situation and the resignation of our CEO, Robert J. Glickman, and we may continue to be subject to negative publicity as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may continue to be the object of negative publicity and speculation about our future.

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
Under the terms of the Agreement, the Company cannot pay any dividends or make any distributions on its equity or trust preferred securities without prior written FRB approval. In addition, under the terms of the Order and in connection with its undercapitalized status under the Prompt Corrective Action statute, the Bank cannot pay any dividends or make any distributions on its equity securities without, among other things, prior written OCC approval. Given the Company’s and the Bank’s current condition, it is doubtful that either the FRB or the OCC would approve any dividend payment or capital distribution at this time. Accordingly, for at least the time being, the Company probably will not be able to look to the Bank’s financial resources to satisfy its own financial obligations.
RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY
Our CEO has resigned, and we currently do not have a permanent CEO or active CFO. This lack of senior leadership raises serious doubts about ability to continue to run our business effectively.
Robert J. Glickman, our Chief Executive Officer, resigned on April 24, 2009, and while we have appointed an interim Chief Executive Officer, the Company currently does not have a permanent Chief Executive Officer or an active Chief Financial Officer. As we have previously disclosed, in October 2008 the Company’s then Chief Financial Officer and the Executive Vice President of Commercial Lending resigned, and while we appointed a new Chief Financial Officer, he is not currently functioning in that role. Accordingly, we have several crucial roles that are not currently being filled, and because of our financial condition we may not be able to find suitable individuals to fill these roles. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel will adversely affect our financial condition and results of operations.

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
We have a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. At March 31, 2009, approximately 75% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while our loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas, including Miami, Los Angeles, San Diego, the District of Columbia, Atlanta, Chicago, Las Vegas, and New York City, all of which have been hit particularly hard by the economic downturn. While we had recognized that a severe downturn in the real estate markets was possible, if not likely, and had attempted to position ourselves accordingly, the current housing calamity is even worse than the “severe downturn” for which we had planned.
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
The slowdown in the residential real estate sector has resulted in our reporting higher levels of problem loans. There can be no assurances that borrowers or subordinated lenders will agree to support problem loans. If they do not do so, we will be required to foreclose. For example, subsequent to March 31, 2009, we have foreclosed or are in the process of foreclosing on 12 loans. Although we believe that a foreclosure may preserve a significant amount of the value of a problem loan, this process could be expensive and could have an adverse effect on our results of operations.
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
We face significant competition in all of our business activities, including principally commercial real estate lending and deposit gathering. Competitors include other commercial banks, savings banks, credit unions, brokerage firms, finance companies, insurance companies and mutual funds. Some of these competitors may have substantially greater resources than us and may benefit from greater name recognition. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Competition depends on a number of factors, including:
•	interest rates and points/fees charged on loans;

•	interest rates paid on deposits;

•	service charges;

•	banking hours;

•	locations including ATM access and;

•	other service-related products.
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
We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes, which generally requires us to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At March 31, 2009, the net deferred tax asset after valuation allowance was $11.3 million. During the three months ended March 31, 2009, we recorded a valuation allowance of $104.6 million based principally on uncertainty about our ability to generate sufficient future taxable income to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to exercise significant judgment. If we determine that an additional valuation allowance for the deferred tax asset is necessary, we would be required to take an additional charge, which would lower our earnings or increase our net loss.
RISKS RELATED TO OUR COMMON STOCK
Ownership of our outstanding common shares is concentrated in the Glickman Family.
Approximately 43% of our outstanding common shares are owned by our former Chief Executive Officer, Robert J. Glickman, and his immediate and extended family (the “Glickman Family”). The Glickman Family’s interest in retaining their investment in the Company may have been highly dependent on Robert J. Glickman’s ability to continue his role as our Chief Executive Officer. As a result, Robert J. Glickman’s resignation as our Chief Executive Officer could have a material adverse effect on our business, financial condition, results of operation and ultimately the market price of our common stock.
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

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
May 18, 2009	By:	/s/ Paula Manley
Paula Manley
First Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith.

(2)	Furnished herewith.