Form 10-Q/A
period 2009-03-31
CORUS BANKSHARES INC
filed 2009-06-03
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Corus Bankshares, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2009 (the “Form 10-Q”) to correct typographical errors in the Section 1350 Certifications furnished as Exhibit 32 to the Form 10-Q. This Amendment No. 1 also contains currently dated certifications under Rule 13a-14(a)/15d-14(a) as Exhibits 31.1 and 31.2. Except as described above, no other changes were made to the Form 10-Q.

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

CORUS BANKSHARES, INC. (Registrant)
June 3, 2009	By:	/s/ Paula Manley
Paula Manley
First Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith.

(2)	Furnished herewith.