Form 10-Q/A
period 2009-03-31
CORUS BANKSHARES INC
filed 2009-07-31
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
Corus Bankshares, Inc. is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2009 (the “Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on June 3, 2009, to amend and restate its consolidated financial statements for the three months ended March 31, 2009.
As of the filing date, management had information indicating that the value of a property that is securing a nonperforming loan was less than the carrying value of the loan. However, that shortfall was not factored into the provision for credit losses at March 31, 2009. After the Form 10-Q was filed, management determined that the shortfall should have been reflected in the provision for credit losses at March 31, 2009.
As a result, on July 15, 2009, the Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three months ended March 31, 2009 included in the Form 10-Q understated the Company’s provision for credit losses at March 31, 2009 by $16 million.
The information in this Amendment has been updated to give effect to the restatement. The disclosures in this Amendment supersede and replace the disclosures in the Form 10-Q, as amended. However, this Amendment continues to speak as of the dates described herein, and other than providing an update to subsequent regulatory actions (Note 17), we have not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31	March 31
(dollars in thousands, except per share data)	2009	2008	2008
	(Restated – Note 16)
Assets
Cash and due from banks — noninterest-bearing	$55,149	$67,633	$90,312
Interest-bearing deposits with the Federal Reserve	200,132	141,036	—
Federal funds sold	—	100,000	647,400

Cash and Cash Equivalents	255,281	308,669	737,712
Time deposits with banks	827,953	1,930,918	300,000
Securities:
Available-for-sale, at fair value
U.S. Government agencies (amortized cost $1,318,637, $1,621,499 and $3,304,369)	1,323,958	1,634,014	3,311,454
Other securities (amortized cost $698,720, $3,394 and $55,298)	698,897	2,839	70,093

Total Securities	2,022,855	1,636,853	3,381,547
Loans, net of unearned income	4,144,618	4,052,609	4,556,935
Less: Allowance for loan losses	339,273	269,357	87,477

Loans, net	3,805,345	3,783,252	4,469,458
Other real estate owned	499,076	408,987	53,174
Taxes receivable	145,987	134,168	11,949
Accrued interest receivable	31,736	31,126	29,374
Premises and equipment, net	32,951	33,284	28,001
Other assets	52,661	86,231	60,842

Total Assets	$7,673,845	$8,353,488	$9,072,057

Liabilities and Shareholders’ (Deficit)/Equity
Liabilities:
Deposits:
Interest-bearing	$6,960,431	$7,384,427	$7,537,851
Noninterest-bearing	197,036	208,033	245,935

Total Deposits	7,157,467	7,592,460	7,783,786
Subordinated debentures relating to Trust Preferred Securities	413,991	409,414	404,647
Other borrowings	444	725	47,249
Accrued interest payable	10,818	12,892	16,255
Dividends payable	—	—	13,762
Liability for credit commitment losses	94,231	35,550	7,350
Other liabilities	21,843	19,882	27,293

Total Liabilities	7,698,794	8,070,923	8,300,342
Shareholders’ (Deficit)/Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 53,711,680, 53,710,980 and 55,012,380 shares outstanding, respectively)	2,686	2,686	2,751
Surplus	34,814	35,260	43,353
Equity awards outstanding	9,019	8,622	8,720
(Accumulated deficit)/Retained earnings	(64,300)	236,703	704,162
Accumulated other comprehensive (loss)/income	(7,168)	(706)	12,729

Total Shareholders’ (Deficit)/Equity	(24,949)	282,565	771,715

Total Liabilities and Shareholders’ (Deficit)/Equity	$7,673,845	$8,353,488	$9,072,057

See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(in thousands, except per share data)	2009	2008
	(Restated – Note 16)
Interest, Points and Fees, and Dividend Income:
Interest, points and fees on loans	$39,455	$100,977
Federal funds sold	5	3,807
Interest-bearing deposits with the Federal Reserve	136	—
Time deposits with banks	9,268	256
Securities:
Interest	10,927	37,456
Dividends	—	1,180

Total Interest, Points and Fees, and Dividend Income	59,791	143,676

Interest Expense:
Deposits	62,023	88,886
Subordinated debentures relating to Trust Preferred Securities	4,149	7,067
Other borrowings	—	801

Total Interest Expense	66,172	96,754

Net Interest (Loss)/Income	(6,381)	46,922
Provision for credit losses	209,277	36,800

Net Interest (Loss)/Income After Provision for Credit Losses	(215,658)	10,122

Noninterest Income:
Securities gains/(losses), net	273	10,978
Service charges on deposit accounts	2,112	2,486
Other income	864	944

Total Noninterest Income	3,249	14,408

Noninterest Expense:
Employee compensation and benefits	8,958	9,046
OREO (gains)/losses, net	42,286	2,948
Other real estate owned and protective advances	20,852	403
Insurance — FDIC	5,985	1,594
Net occupancy	1,519	1,258
Depreciation — furniture & equipment	561	441
Data processing	461	470
Other expenses	7,564	3,085

Total Noninterest Expense	88,186	19,245

(Loss)/Income Before Income Taxes	(300,595)	5,285
Income tax expense	408	777

Net (Loss)/Income	$(301,003)	$4,508

Net (Loss)/Income per Common Share:
Basic	$(5.60)	$0.08
Diluted	$(5.60)	$0.08
Cash Dividends Declared per Common Share	$—	$0.25

Average Common Shares Outstanding:
Basic	53,711	55,012
Diluted	53,711	55,829
See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(As Restated)
(Unaudited)

				(Accumulated	Accumulated
			Equity	Deficit)/	Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Loss	Total
Balance at December 31, 2008	$2,686	$35,260	$8,622	$236,703	$(706)	$282,565

Net loss	—	—	—	(301,003)	—	(301,003)
Other comprehensive loss:
Changes in net unrealized gains on securities	—	—	—	—	(6,189)	(6,189)
Reclassification adjustment for net gains realized in net loss	—	—	—	—	(273)	(273)
Income tax effect	—	—	—	—	—	—

Comprehensive loss						(307,465)

Share-based compensation	—	—	409	—	—	409

Restricted stock vested, 700 common shares	—	8	(12)	—	—	(4)

Loss sharing (1)	—	(454)	—	—	—	(454)

Balance at March 31, 2009	$2,686	$34,814	$9,019	$(64,300)	$(7,168)	$(24,949)

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
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

CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(in thousands)	2009	2008
	(Restated – Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(301,003)	$4,508
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Provision for credit losses	209,277	36,800
Depreciation and amortization	855	630
Accretion of investment discounts	(3,332)	(36,061)
Deferred income tax expense/(benefit), net of valuation allowance	37,383	(10,130)
Deferred interest expense from subordinated debentures relating to Trust Preferred Securities	4,149	—
Securities (gains)/losses, net	(273)	(10,978)
Commissions, current year holdback and mark-to-market (1)	62	(1,590)
Loss sharing/forfeitures(1)	(576)	—
Share-based compensation expense	409	517
Loss of/(excess) tax benefits from share-based payment arrangements	4	(1)
Loss on other real estate owned, net	42,286	2,948
(Increase)/Decrease in accrued interest receivable	(610)	5,176
Decrease in accrued interest payable	(1,646)	(1,002)
(Increase)/Decrease in taxes receivable and other assets	(16,027)	8,632
Increase in other liabilities	2,021	10,150

Net cash (used in)/provided by operating activities	(27,021)	9,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities from time deposits with banks	1,208,757	—
Purchases of time deposits with banks	(105,792)	(300,000)
Proceeds from maturities of available-for-sale securities	101,494	2,220,651
Proceeds from sales of available-for-sale securities	250,291	60,994
Purchases of available-for-sale securities	(740,643)	(1,869,110)
Net increase in loans	(307,883)	(185,263)
Recoveries of previously charged-off loans	249	159
Purchases of premises and equipment	(522)	(1,756)
Proceeds from sale of other real estate owned	12,735	—
Capitalized expenditures on other real estate owned	(10,165)	—

Net cash provided by/(used in) investing activities	408,521	(74,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)/Increase in deposit accounts	(434,603)	160,687
Decrease in other borrowings, net	(281)	(7,696)
(Loss of)/excess tax benefits from share-based payment arrangements	(4)	1
Cash dividends paid on common shares	—	(13,761)

Net cash (used in)/provided by financing activities	(434,888)	139,231

Net (decrease)/increase in cash and cash equivalents	(53,388)	74,505
Cash and cash equivalents at January 1	308,669	663,207

Cash and cash equivalents at March 31	$255,281	$737,712

(1)	Pursuant to the Commission Program for Commercial Loan Officers.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements
1.	Regulatory Actions, Liquidity, and Going Concern Considerations
As a result of the deepening problems related to our loan portfolio and our current financial condition, Corus Bankshares, Inc. (“Corus” or the “Company”) announced in February 2009 that, at the request of the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”), respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized), to developing a liquidity risk management and contingency funding plan. In addition, as of May 1, 2009, the Bank was notified by the OCC that it is undercapitalized under the OCC’s Prompt Corrective Action rules and, therefore, subject to a number of additional statutory and regulatory requirements, including submission of an acceptable capital restoration plan to the OCC.
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

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

GOING CONCERN

Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn have been particularly severe during the last 180 days of 2008, and have continued into 2009. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $301.0 million recorded by the Company in the first quarter of 2009 was primarily the result of significant increases in the provision for credit losses. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

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

Change in Accounting Estimate

In the first quarter of 2009, the Company reviewed the various assumptions within its Allowance for Credit Losses (the “Allowance”) analysis. This review was performed as a result of the rapidly changing credit environment. As a result of this review, among other changes, the Company reduced the historical loss factor used in the general reserve portion of the Allowance calculation from 24 months to 12 months to be more reflective of the current credit environment. In accordance with Financial Accounting Standards Board (“FASB”) No. 154, “Accounting Changes and Error Corrections,” this change is deemed as a change in accounting estimate and has been accounted for prospectively, effective January 1, 2009. The effect of this change in estimate increased the net loss approximately $86 million and increased the basic and diluted loss per share by $1.60 for the quarter ended March 31, 2009.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
4.	Allowance For Credit Losses

The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, changes to loan balances and unfunded commitments, and credit quality, as well as various qualitative factors. The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $433.5 million at March 31, 2009, which was comprised of a $339.3 million Allowance for Loan Losses and a $94.2 million Liability for Credit Commitment Losses.

In accordance with the results of Corus’ analysis, the Company had the following changes in the Allowance for Credit Losses:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Balance at beginning of period	$304,907	$76,992
Provision for credit losses	209,277	36,800
Charge-offs	(80,929)	(19,124)
Recoveries	249	159

Balance at March 31	$433,504	$94,827

5.	Impaired Loans

In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”), Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The following table presents details of impaired loans:

	Outstanding Balance of Impaired Loans (1)
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Loans with a specific reserve	$907	$645	$120
Loans with no specific reserve, but with an associated charge-off	539	688	182
Loans with no specific reserve and no associated charge-off	573	702	245

Total Impaired Loans	$2,019	$2,035	$547

Specific reserve on impaired loans	$137	$141	$11

(1)	To the extent that Corus has both a first mortgage and a mezzanine loan associated with the same project, the loans are combined for purposes of the above table.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
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

As noted above, as of May 1, 2009, the Bank was “undercapitalized” under the regulatory framework for prompt corrective action based on its March 31, 2009 Call Report. Below is a summary of both consolidated and Bank regulatory capital ratios:

					To qualify as “Adequately
			Minimum Capital		Capitalized” Under Prompt
	Actual		Requirement		Corrective Action Provisions (1)
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009

Tier 1 Leverage (2)
Corus Bankshares, Inc.	$(19)	(0.2)%	$327	4.0%	NA	NA
Corus Bank, N.A.	325	4.0%	325	4.0%	$325	4.0%

Tier 1 Risk-Based (3)
Corus Bankshares, Inc.	$(19)	(0.3)%	$231	4.0%	NA	NA
Corus Bank, N.A.	325	5.7%	230	4.0%	$230	4.0%

Total Risk-Based (4)
Corus Bankshares, Inc.	$(19)	(0.3)%	$462	8.0%	NA	NA
Corus Bank, N.A.	401	7.0%	460	8.0%	$460	8.0%
NA — Not applicable.

(1)	The Bank cannot be deemed to be “well capitalized” under the prompt corrective action provisions pursuant to the Order.

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

As of March 31, 2009, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.7 billion, which represented 913% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves (please see table above for further information). Also as of March 31, 2009, the Bank had commercial real estate loan balances outstanding totaling $4.1 billion, which represented 1,020% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of March 31, 2009.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
9.	Net Income/(Loss) Per Share
Net income/(loss) per share was calculated as follows:

	Three Months Ended
	March 31
(in thousands, except per-share data)	2009	2008
Numerator:
Net income/(loss) attributable to common shares	$(301,003)	$4,508

Denominator:
Average common shares outstanding — Basic	53,711	55,012
Effect of dilutive potential common shares	—	817

Average common shares outstanding — Diluted	53,711	55,829

Net income/(loss) per share:
Basic	$(5.60)	$0.08
Diluted	(5.60)	0.08

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

During the first quarter of 2009, Corus recorded a net deferred tax asset (“DTA”) valuation allowance of approximately $110.5 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to assess whether it is more likely than not that some portion or all of the company’s DTA will not be realized. The rules require that, to the extent that tax rules could potentially limit the ultimate realization of the DTA (generally through a “carryback” to prior year’s taxable income), the assets be written down. While the benefit of the DTA could still materialize in the future, accounting rules limit the extent to which a company can utilize projections of future income to support current DTAs.

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

As of March 31, 2009, the net DTA, after the impact of the valuation allowance, totaled approximately $5.9 million.
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis (no liabilities were measured at fair value at March 31, 2009):

	Fair Value at March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Recurring basis:
Available-for-sale securities:
U.S. Government agencies	$—	$1,323,958	$—	$1,323,958
Other securities	2,523	696,374	—	698,897
Interest rate swap agreements	—	1,811	—	1,811

Total	$2,523	$2,022,143	$—	$2,024,666

Nonrecurring basis:
Loans, net	$—	$—	$1,127,769	$1,127,769
Other real estate owned	—	—	346,560	346,560

Total	$—	$—	$1,474,329	$1,474,329

The loans measured at fair value are net of specific reserves of $137 million, but exclude costs to sell of $36 million. For the three months ended March 31, 2009, total losses of $77 million were recorded to reflect the fair value adjustments.

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

15.	Supplemental Information to Statements of Cash Flows
Supplemental disclosure of cash flow information:

	Three Months Ended
	March 31
(in thousands)	2009	2008
	(Restated – Note 16)
Cash paid during the period for:
Interest	$68,246	$97,756
Noncash Investing and Financing Activities:
Loans transferred to other real estate owned	$134,945	$18,591
Loan charge-offs	80,929	19,124
16.	Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements for the period ended March 31, 2009 to correct a $16 million understatement of the Company’s provision for credit losses at March 31, 2009 that resulted from a reduction in the appraised value of a property that is securing a nonperforming loan, as detailed below. This reduction in value resulted in a charge-off of $15.2 million, with an additional amount of $0.8 million recorded to the Allowance for Credit Losses. The charge-off resulted in an increased current tax benefit of $5.3 million to be realized through the utilization of net operating loss carryback claims to prior taxable years. Such utilization resulted in a reduction of carryback amounts available to realize deferred tax assets. Therefore, deferred tax assets decreased by $5.3 million within “Other assets.”

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
a) Consolidated Balance Sheet

	As at March 31, 2009
(in thousands)	As Reported	Adjustment	Restated
Assets
Loans, net of unearned income	$4,159,879	$(15,261)	$4,144,618
Less: Allowance for loan losses	338,622	651	339,273

Loans, net	3,821,257	(15,912)	3,805,345
Taxes receivable	140,646	5,341	145,987
Other assets	58,002	(5,341)	52,661
Total Assets	$7,689,757	$(15,912)	$7,673,845
Liabilities and Shareholders’ Deficit
Liability for credit commitment losses	94,116	115	94,231
Total Liabilities	7,698,679	115	7,698,794
Shareholders’ Deficit:
Accumulated deficit	(48,273)	(16,027)	(64,300)
Total Shareholders’ Deficit	(8,922)	(16,027)	(24,949)
Total Liabilities and Shareholders’ Deficit	$7,689,757	$(15,912)	$7,673,845
b) Consolidated Statement of Income

	Three Months Ended March 31, 2009
(in thousands, except per share data)	As Reported	Adjustment	Restated
Provision for credit losses	$193,250	$16,027	$209,277
Net Interest Loss After Provision for Credit Losses	(199,631)	(16,027)	(215,658)
Loss Before Income Taxes	(284,568)	(16,027)	(300,595)
Net Loss	$(284,976)	$(16,027)	$(301,003)

Net Loss per Common Share — Basic and Diluted	$(5.31)	$(0.29)	$(5.60)
c) Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2009
(in thousands)	As Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,976)	$(16,027)	$(301,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	193,250	16,027	209,277
Deferred income tax expense, net of valuation allowance	32,042	5,341	37,383
Increase in taxes receivable and other assets	(10,686)	(5,341)	(16,027)
Supplemental disclosure of cash flow information:
Noncash Investing and Financing Activities:
Loan charge-offs	65,668	15,261	80,929

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
17. Subsequent Regulatory Actions
As discussed in Note 1, as a consequence of the financial results reported in its March 31, 2009 Call Report filed on April 30, 2009, on May 1, 2009 the OCC notified the Bank that it was “undercapitalized” within the meaning of the Federal Deposit Insurance Act (“FDI Act”) PCA capital requirements (12 U.S.C. § 1831o), and directed the Bank to submit, as required by laws and regulations, a Capital Restoration Plan (“CRP”) to the OCC by May 22, 2009.
In consultation with its professional advisers, and in compliance with the Order, the Bank developed and submitted a capital plan to the OCC on April 24, 2009 (pursuant to a seven-day extension of time granted by OCC staff). In addition, pursuant to the OCC’s May 1, 2009 letter, the Bank developed and submitted a CRP to the OCC on May 22, 2009 (the due date for the CRP); the Company simultaneously submitted the capital plan required by the Agreement to the FRB (pursuant to a three-day extension of time granted by FRB staff).
By letter dated May 28, 2009, the OCC notified the Bank of its rejection of the CRP, stating that the CRP did not comply with PCA requirements that it must be based on “realistic assumptions” and must include a Company guarantee of the Bank’s CRP performance obligations. The OCC further directed the Bank to immediately submit a revised CRP, and advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the PCA provisions of the FDI Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions. Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Order by the required June 18, 2009 date.
As a result of the OCC’s May 28 determination, the Bank was required under the Order to prepare and submit to the OCC a Disposition Plan by June 27, 2009. In accordance with that requirement, on July 3, 2009 (pursuant to a seven-day extension of time granted by OCC staff), the Bank submitted a Disposition Plan to the OCC. The Disposition Plan, in relevant part, proposed a liquidation of the Bank through an orderly sale or other disposition of the Bank’s assets over a 2 1/2 year period of time coupled with a sale of the Bank to a third party investor at the conclusion of that period. On July 6, 2009, OCC staff informally notified that Bank that it would not approve the Disposition Plan.
On July 7, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the Agreement was unacceptable in addressing the serious capital erosion of the Company and the Bank. The FRB concluded that, based on the information provided by the Company, as well as the Company’s current negative consolidated capital ratios and extremely negative financial trends, the Company’s capital plan was not viable.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The Bank reported negative equity capital in its June 30, 2009 Call Report filed on July 30, 2009. As such, the Bank expects to be notified by the OCC that it is “critically undercapitalized” within the meaning of PCA capital requirements. Under the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the OCC) and the FDIC determine and document that “other action” would better achieve the purposes of PCA. If such a depository institution remains critically undercapitalized during the last quarter ending one year after the institution became critically undercapitalized, the appropriate Federal banking agency must appoint a receiver for that institution unless it and the FDIC affirmatively can determine that, among other things, the institution has positive net worth and the agencies can certify that the depository institution is viable and not expected to fail.
The Company and the Bank are diligently continuing to work with their financial and professional advisers in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Order and Agreement. At this point in time, however, the Company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other Federal governmental authorities. The Company and the Bank continue to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital and/or liquidate the Bank’s assets, and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s Federal regulators, that these proposals will be successfully implemented.

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
As a result of the deepening problems related to our loan portfolio and our current financial condition, Corus Bankshares, Inc. (“Corus” or the “Company”) announced in February 2009 that, at the request of the Federal Reserve Bank of Chicago (the “FRB”) and the Office of the Comptroller of the Currency (the “OCC”), the Company and its wholly-owned subsidiary, Corus Bank, N.A. (the “Bank”), respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized), to developing a liquidity risk management and contingency funding plan. In addition, as of May 1, 2009, the Bank was notified by the OCC that it is undercapitalized under the OCC’s Prompt Corrective Action rules and, therefore, subject to a number of additional statutory and regulatory requirements, including submission of an acceptable capital restoration plan to the OCC.
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
GOING CONCERN
Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn have been particularly severe during the last 180 days of 2008, and have continued into 2009. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $301.0 million recorded by the Company in the first quarter of 2009 was primarily the result of significant increases in the provision for credit losses. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
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
RESULTS OF OPERATIONS
Corus reported a net loss of $301.0 million in the first quarter of 2009, compared with net income of $4.5 million in the same period of 2008. This translates to a diluted loss per share of $5.60 for the three months ended March 31, 2009, compared to diluted earnings per share of $0.08 for the three months ended March 31, 2008.
Problem loans continue to grow as a result of the continuing nationwide downturn in the residential real estate market. Due to continued concerns about loan quality, Corus recorded a provision for credit losses of $209.3 million for the first three months of 2009, compared with $36.8 million during the same period of 2008. Further contributing to the Company’s net loss was the increase in the Company’s nonperforming assets to $2.5 billion (including $0.5 billion of other real estate owned), which led to a steep decline in the Company’s interest income. The Company’s interest income was not enough to offset its interest expense during the first quarter of 2009.

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Average Balance Sheets and Net Interest Margin

	Three Months Ended March 31
		2009			2008
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$3,456,394	$20,343	2.39%	$4,304,224	$43,151	4.03%
Loans, net of unearned income	2,106,050	39,047	7.52%	4,195,461	100,564	9.64%
Nonaccrual loans	2,052,556	408	0.08%	385,186	413	0.43%

Total earning assets	7,615,000	59,798	3.18%	8,884,871	144,128	6.52%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	81,304			104,237
Allowance for loan losses	(270,209)			(71,165)
Other real estate owned	489,437			41,169
Premises and equipment, net	33,290			27,336
Other assets	245,717			88,169

Total Assets	$8,194,539			$9,074,617

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,109,560	$50,046	3.97%	$5,429,771	$68,796	5.10%
Money market deposits	1,699,714	10,811	2.58%	1,522,522	16,181	4.27%
NOW deposits	181,819	500	1.12%	251,653	1,432	2.29%
Brokered certificates of deposit	104,009	534	2.08%	198,000	2,325	4.72%
Savings deposits	110,309	132	0.49%	122,026	152	0.50%

Total interest-bearing deposits	7,205,411	62,023	3.49%	7,523,972	88,886	4.75%
Subordinated debentures relating to Trust
Preferred Securities	410,736	4,149	4.10%	404,647	7,067	7.02%
Other borrowings (2)	292	—	0.00%	49,673	801	6.49%

Total interest-bearing liabilities	7,616,439	66,172	3.52%	7,978,292	96,754	4.88%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	216,284			241,647
Other liabilities	92,846			52,310
Shareholders’ equity	268,970			802,368

Total Liabilities and Shareholders’ Equity	$8,194,539			$9,074,617

Earning assets	$7,615,000	$59,798	3.18%	$8,884,871	$144,128	6.52%
Interest-bearing liabilities	$7,616,439	66,172	3.52%	$7,978,292	96,754	4.88%

Net interest spread		$(6,374)	(0.34)%		$47,374	1.64%

Net interest margin			(0.34)%			2.14%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)
Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities, FDIC insured bank notes, equity securities, and federal funds sold. Dividends on the equity securities portfolio include a tax equivalent adjustment of $ 7,000 for 2009 and $445,000 for 2008, respectively.

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
INCOME TAXES
Income tax expense was $0.4 million during the first three months of 2009, compared to income tax expense of $0.8 million during the first quarter of 2008. The effective tax rate decreased to (0.1)% in 2009, compared to 14.7% in 2008. This decrease is due primarily to the deferred tax asset valuation allowance recorded during the three months ended March 31, 2009 of $110.5 million. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to reduce the carrying amounts of deferred tax assets if, based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
Corus’ net deferred tax asset was $5.9 million, after the impact of the valuation allowance, at March 31, 2009, and is supported entirely by a carryback against 2007 taxable income.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Including unfunded commitments of $1.3 billion, the portfolio totals $5.4 billion as of March 31, 2009, as detailed below:

	Total Loan Commitments
	(funded balance + unfunded commitments)
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$3,756	$4,041	$6,352
Conversion	99	175	523
Inventory	49	49	72

Total condominium	3,904	4,265	6,947
Other commercial real estate:
Office	654	659	656
Rental apartment	600	603	115
Hotel	172	172	205
Other	22	23	24
Loans less than $1 million	5	7	9

Total commercial real estate	5,357	5,729	7,956
Commercial	48	52	49
Residential real estate and other	14	15	20

Loans, net of unearned income	$5,419	$5,796	$8,025

Mezzanine loans included in total commercial real estate (1)	$38	$48	$135

(1)	These loans are all subordinate to Corus first mortgage loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Commercial Real Estate Commitment Rollforward
The table below presents a rollforward of the total commitment of the Company’s commercial real estate loans for the first quarter of 2009:

Three Months Ended
(in millions)	March 31, 2009
Beginning Total Commitment	$5,729
Originations (1)	—
Paydowns/Payoffs	(141)
Loan charge-offs	(81)
Transfers to OREO	(140)
Other	(10)

Ending Total Commitment	$5,357

(1)	Originations include commitment increases to existing loans.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$2,930	$2,884	$3,549
Conversion	99	172	509
Inventory	49	49	70

Total condominium	3,078	3,105	4,128
Other commercial real estate:
Rental apartment	527	478	66
Office	391	348	236
Hotel	73	42	40
Other	22	22	24
Loans less than $1 million	4	5	7

Total commercial real estate	4,095	4,000	4,501
Commercial	37	40	39
Residential real estate and other	13	13	17

Loans, net of unearned income	$4,145	$4,053	$4,557

Mezzanine loans included in total commercial real estate (1)	$36	$44	$124

(1)	These loans are all subordinate to Corus first mortgage loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following tables provide a breakdown of Corus’ commercial real estate loan portfolio by size and geographic distribution:
Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of March 31, 2009(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	2	(2)	$275	—	$—	—	(2)	$90	2	$365
$140 million to $180 million	4	(2)	578	1	144	—	(2)	82	5	804
$100 million to $140 million	12	(2)	1,390	2	218	—	(2)	44	14	1,652
$60 million to $100 million	6		483	3	239	3		210	12	932
$20 million to $60 million	23		901	1	53	9		315	33	1,269
$1 million to $20 million	29		277	—	—	8		53	37	330
Loans less than $1 million	—		—	—	—	NM		5	NM	5

Total	76		$3,904	7	$654	20		$799	103	$5,357

NM — Not Meaningful.

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)
As of March 31, 2009, Corus had three loans secured by properties best described as “mixed use.“The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories. However, with respect to the “#” of loans, the loans have been included with condominium loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of March 31, 2009(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	14		$997	—	$—	2		$35	16	$1,032
Tampa	3		51	—	—	1		73	4	124
Other Florida	2		27	—	—	3		74	5	101

Florida Total	19		1,075	—	—	6		182	25	1,257

California:
Los Angeles	9	(4)	614	1	85	5	(4)	157	15	856
San Diego	3		58	—	—	2		99	5	157
San Francisco	1	(4)	72	—	—	—	(4)	44	1	116

California Total	13		744	1	85	7		300	21	1,129

Washington, D.C. (2)	5		130	6	569	—		—	11	699

Atlanta	8		432	—	—	2		65	10	497

Chicago	4		231	—	—	3		75	7	306

New York City	7		292	—	—	—		—	7	292

Las Vegas	4		168	—	—	1		25	5	193

Austin	2	(4)	99	—	—	—	(4)	82	2	181

Hawaii	1		168	—	—	—		—	1	168

Other (3)	13		565	—	—	1		65	14	630

Loans less than $1 million	—		—	—	—	NM		5	NM	5

Total	76		$3,904	7	$654	20		$799	103	$5,357

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 11 metropolitan areas, none of which exceeds three percent of the total.

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings collateralizing Corus’ completed condominium loans:

	Unit Sales Associated Completed Projects
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	10	2,350	737	819	794
Tampa	3	1,554	678	—	876
Other Flordia	2	444	251	8	185

Florida Total	15	4,348	1,666	827	1,855

California:
Los Angeles	4	569	91	85	393
San Diego	3	417	205	—	212
San Francisco	—	—	—	—	—

California Total	7	986	296	85	605

Washington D.C. (2)	3	377	222	10	145

Atlanta	5	709	388	16	305

Chicago	2	452	298	58	96

New York City	3	516	267	147	102

Las Vegas	4	1,437	478	335	624

Austin	1	348	88	5	255

Hawaii	—	—	—	—	—

Other	9	1,989	869	207	913

Total	49	11,162	4,572	1,690	4,900

(1)	Represents number of units that are under contract to be sold.

(2)	Includes northern Virginia and Maryland loans.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings under construction collateralizing Corus’ condominium loans:

	Unit Sales Associated with Projects Under Construction
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	4	1,334	42	1,029	263
Tampa	—	—	—	—	—
Other Flordia	—	—	—	—	—

Florida Total	4	1,334	42	1,029	263

California:
Los Angeles	5	683	—	120	563
San Diego	—	—	—	—	—
San Francisco	1	187	—	—	187

California Total	6	870	—	120	750

Washington D.C. (2)	2	284	—	50	234

Atlanta	3	1,045	32	135	878

Chicago	2	534	1	234	299

New York City	4	247	—	20	227

Las Vegas	—	—	—	—	—

Austin	1	198	—	85	113

Hawaii	1	291	—	57	234

Other	4	825	—	64	761

Total	27	5,628	75	1,794	3,759

(1)	Represents number of units that are under contract to be sold.

(2)	Includes northern Virginia and Maryland loans.

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
ASSET QUALITY
Asset Quality Measures

	March 31	December 31	March 31
(dollars in thousands)	2009	2008	2008
Total Nonperforming Loans (NPLs)	$2,020,595	$2,036,503	$547,517
Other Real Estate Owned (OREO)	$499,076	$408,987	$53,174
Total Nonperforming Assets (NPLs + OREO)	$2,519,671	$2,445,490	$600,691
NPLs / Total Loans	48.75%	50.25%	12.02%
Potential Problem Loans	$1,333,157	$1,106,720	$589,665
Allowance for Loan Losses	$339,273	$269,357	$87,477
Allowance for Loan Losses / Total Loans	8.19%	6.65%	1.92%
Liability for Credit Commitment Losses	$94,231	$35,550	$7,350
Nonperforming Assets

	March 31	December 31	March 31
(in thousands)	2009	2008	2008
Nonaccrual
Condominium:
Construction	$1,593,982	$1,648,712	$232,216
Conversion	89,080	136,298	156,081
Inventory	44,046	44,046	—

Total condominium	1,727,108	1,829,056	388,297
Other commercial real estate:
Rental apartment	202,434	156,831	31,222
Office	45,503	39,354	—
Other	6,000	—	—

Total commercial real estate	1,981,045	2,025,241	419,519
Commercial	869	846	28
Residential real estate and other	—	—	—

Total nonaccrual	1,981,914	2,026,087	419,547
Loans 90 days or more past due	3,295	1,707	2,994
Troubled debt restructurings (1)	35,386	8,709	124,976

Total Nonperforming Loans	2,020,595	2,036,503	547,517
Other real estate owned (“OREO”)	499,076	408,987	53,174

Total Nonperforming Assets	$2,519,671	$2,445,490	$600,691

(1)	To the extent not included in either nonaccrual or loans 90 days or more past due.

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
As of March 31, 2009, balances outstanding on nonaccrual loans totaled $2.0 billion, which were almost exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at March 31, 2009 are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans as of March 31, 2009
	Condominium			Other CRE			Total
		Funded	Total		Funded	Total		Funded	Total
(dollars in millions)	#	Balance	Commitment	#	Balance	Commitment	#	Balance	Commitment
Florida:
Miami	12	$873	$921	2	$34	$34	14	$907	$955
Tampa	3	51	51	—	—	—	3	51	51
Other Florida	2	26	26	1	29	29	3	55	55

Florida Total	17	950	998	3	63	63	20	1,013	1,061
San Diego	3	59	59	1	44	44	4	103	103
Los Angeles	—	—	—	2	19	19	2	19	19

California Total	3	59	59	3	63	63	6	122	122
Atlanta	4	299	382	2	59	65	6	358	447
Las Vegas	3	150	157	1	23	25	4	173	182
Phoenix/Scottsdale	2	82	85	—	—	—	2	82	85
Chicago	1	61	82	—	—	—	1	61	82
Washington D.C.	1	25	28	1	46	82	2	71	110
New York City	2	16	16	—	—	—	2	16	16
Austin	1	16	17	—	—	—	1	16	17
Other	2	69	69	—	—	—	2	69	69

Total	36	$1,727	$1,893	10	$254	$298	46	$1,981	$2,191

The amounts in the table above for the nonaccrual commercial real estate loans are presented net of $359 million in cumulative charge-offs. In addition, the allowance for loan losses as of March 31, 2009 includes associated specific reserves of $137 million.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below presents a rollforward of the balance of nonaccrual commercial real estate loans for the three months ended March 31, 2009:

	Three Months Ended
	March 31, 2009
		Funded	Total
(dollars in millions)	#	Balance	Commitment
Beginning Balance	48	$2,025	$2,361
Additions	4	102	109
Subtractions:
Loan charge-offs	NA	(81)	(81)
Transferred to OREO	(6)	(135)	(140)
Balance changes	NA	70	(58)

Balance at March 31, 2009	46	$1,981	$2,191

NA — Not applicable
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

	Unit Sales Associated with Nonaccrual Completed Projects
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	9	2,043	533	764	746
Tampa	3	1,554	678	—	876
Other	2	444	251	8	185

Florida Total	14	4,041	1,462	772	1,807

San Diego	3	417	205	—	212

Atlanta	1	104	65	1	38

Las Vegas	3	888	63	328	497

Phoenix/Scottsdale	2	285	24	83	178

New York City	1	25	15	1	9

Austin	1	348	88	5	255

Other	1	396	116	78	202

Total	26	6,504	2,038	1,268	3,198

(1)	Represents number of units that are under contract to be sold.
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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings under construction collateralizing Corus’ nonaccrual loans:

	Unit Sales Associated with Nonaccrual Projects Under Construction
		Units
	# of	Total		Remaining at March 31, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Miami/Southeast Florida	3	1,132	—	942	190

Atlanta	3	1,045	32	135	878

Chicago	1	333	1	142	190

Washington D.C.	1	84	—	—	84

New York City	1	107	—	—	107

Other	1	113	—	—	113

Total	10	2,814	33	1,219	1,562

(1)	Represents number of units that are under contract to be sold.
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
The table below compares the remaining outstanding balance (net of any charge-offs) of Corus’ nonaccrual loans to the fair value of the underlying collateral as well as the method in which the fair value was determined:

						Method in which
		Current				Fair Value Determined
		Funded	Fair Value of	Collateral Shortfalls	Cumulative		Internal
(dollars in millions)	#	Balance	Collateral	(i.e., Specific Reserves)	Charge-Offs	Appraisal	Estimate
Florida:
Miami	14	$907	$994	$45	$141	10	4
Tampa	3	51	51	—	38	3	—
Other Florida	3	55	57	—	28	1	2

Florida Total	20	1,013	1,102	45	207	14	6

San Diego	4	103	117	—	—	3	1
Los Angeles	2	19	25	—	15	2	—

California Total	6	122	142	—	15	5	1

Atlanta	6	358	364	69	—	3	3

Las Vegas	4	173	181	6	95	1	3

Phoenix/Scottsdale	2	82	86	—	39	1	1

Chicago	1	61	67	11	—	1	—

Washington, D.C.	2	71	81	6	—	2	—

New York City	2	16	21	—	3	1	1

Austin	1	16	18	—	—	—	1

Other	2	69	73	—	—	2	—

Total	46	$1,981	$2,135	$137	$359	30	16

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
The table below summarizes these eight properties:

OREO Projects to be Sold in Bulk as of March 31, 2009
(dollars in thousands)				If rented,	Carry Value at
Location	Property Type	OREO Date	Total Units	Occupancy %	March 31, 2009
Los Angeles	Condo — Construction	10/10/2008	100	NA	$43,039
Atlanta	Condo — Conversion	3/3/2009	193	74%	17,763
Phoenix	Condo — Conversion	10/7/2008	186	41%	13,173
Tampa	Condo — Conversion	11/14/2008	199	95%	9,520
Orlando	Condo — Conversion	11/14/2008	229	86%	8,627
Phoenix	Condo — Conversion	3/24/2009	74	19%	8,355
Chicago	Office	12/27/2006	NA	NA	4,720
Phoenix	Condo — Conversion	3/24/2009	37	10%	4,022

Total					$109,219

NA — Not applicable.
Projects to be Sold as Individual Units
There are eight OREO properties that are currently being sold as condominiums, on a unit-by-unit basis.

OREO Projects to be Sold as Individual Units as of March 31, 2009
			Estimated	Estimated
(dollars in thousands)			Completion	Cost to	Total	Units	Carry Value at
Location	Property Type	OREO Date	Timeframe	Complete	Units(1)	Sold(1)	March 31, 2009
Panama City	Condo — Construction	9/11/2008	NA	$6,814	700	—	$88,574
Reno	Condo — Construction	12/29/2008	NA	—	380	12	87,144
Miami/Southeast Florida	Condo — Construction	11/7/2008	NA	—	396	9	73,235
Las Vegas	Condo — Construction	2/5/2009	1-3 Months	2,500	305	—	62,762
San Diego	Condo — Construction	1/8/2009	NA	—	77	4	25,706
San Diego	Condo — Construction	3/11/2008	1-3 Months	2,846	180	44	20,900
Atlanta	Condo — Construction	12/2/2008	NA	—	163	8	19,846
Las Vegas	Condo — Construction	2/11/2009	NA	2,846	61	1	11,690

Total				$15,006	2,262	78	$389,857

NA — Not applicable as building is complete.

(1)	Represents the total number of units that were taken into OREO. Does not include units sold by devloper prior to the property becoming OREO.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
In addition to the above mentioned properties, the Company is in process of taking possession of 12 other properties collateralizing our loans. All of the loans have been classified as nonaccrual and have a total commitment of $392.7 million. The table below illustrates the geographical distribution of the loans in process of foreclosure in terms of funded balance:

	Loans in Process of Foreclosure
	Funded Loan Balances as of March 31, 2009
	Condominium
	Construction		Conversion		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Florida:
Miami	3	$164,904	—	$—	3	$164,904
Tampa	—	—	2	32,343	2	32,343

Florida Total	3	164,904	2	32,343	5	197,247
Las Vegas	1	48,170	—	—	1	48,170
Houston	1	47,231	—	—	1	47,231
Phoenix/Scottsdale	1	37,963	—	—	1	37,963
San Diego (1)	1	13,681	1	9,844	2	23,525
Boston (2)	1	21,647	—	—	1	21,647
New York City	1	11,713	—	—	1	11,713

Total	9	$345,309	3	$42,187	12	$387,496

(1)	Foreclosure of the property collateralizing the conversion loan completed in April 2009.

(2)	Foreclosure of the property completed in April 2009.
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
As of March 31, 2009, the Allowance for Credit Losses totaled $434 million, an increase of $339 million compared to March 31, 2008. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended
	March 31
(in thousands)	2009	2008
Balance at beginning of period	$304,907	$76,992
Provision for credit losses	209,277	36,800
Charge-offs:
Commercial real estate:
Condominium:
Construction	(65,527)	(3,435)
Conversion	(15,261)	(15,689)
Inventory	—	—

Total condominium	(80,788)	(19,124)
Other commercial real estate	(29)	—
Commercial	(50)	—
Residential real estate and other	(62)	—

Total Charge-Offs	(80,929)	(19,124)

Recoveries:
Commercial real estate	—	—
Commercial	1	—
Residential real estate and other	248	159

Total Recoveries	249	159

Balance at March 31	$433,504	$94,827

During the first three months ended March 31, 2009, Corus recorded a provision for credit losses of $209 million. Even after charge-offs of $81 million, Corus’ Allowance has more than quadrupled since the same time last year. Furthermore, the increase in the Allowance, combined with total commitments declining year over year by $2.6 billion, resulted in an increase in our ratio of the Allowance to total commitments from 1.2% to 8.0%.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	March 31	December 31	March 31
(in thousands)	2009	2008	2008
Allowance for Loan Losses:
Specific reserve	$137,247	$140,684	$11,015
General reserve	202,026	103,174	69,369
Unallocated	—	25,499	7,093

Total Allowance for Loan Losses	339,273	269,357	87,477
Liability for Credit Commitment Losses	94,231	35,550	7,350

Total	$433,504	$304,907	$94,827

Allowance for Loan Losses
1)	Specific Reserves

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

The general reserve as of March 31, 2009 totaled $202 million, an increase of $99 million from December 31, 2008. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets, as reflected in the increased level of charge-offs and the increase in nonaccrual loans. Nonaccrual loans increased dramatically during the last twelve months to $2.0 billion at March 31, 2009, almost five times the balance at March 31, 2008.

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The allocation of the Allowance for Credit Losses was as follows:

	March 31	December 31	March 31
(in thousands)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$350,147	$229,611	$58,394
Conversion	2,058	2,462	18,729
Inventory	32	35	928
Other commercial real estate:
Office	5,580	3,882	2,491
Rental apartment and other	73,853	39,709	5,270
Commercial	1,834	1,406	1,507
Residential real estate and other	—	143	172
Unallocated	—	27,659	7,336

Total	$433,504	$304,907	$94,827

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
TAXES RECEIVABLE
Due to losses incurred during 2008 and in the first quarter of 2009, Corus recorded $146.0 million of current tax benefits. This amount, which is recoverable through net operating loss carryback claims and other tax refund claims, is included in taxes receivable as of March 31, 2009.
OTHER ASSETS
Other assets consist primarily of deferred tax assets and the Bank’s required investment in Federal Reserve Bank stock. The decrease in other assets compared to 2008 was driven almost entirely by the change in the balance of the deferred tax assets and its related valuation allowance.

	Other Assets
	March 31	December 31	March 31
(in millions)	2009	2008	2008
Deferred Tax Assets	$6	$43	$26
Federal Reserve Bank Stock	17	15	15
Other	30	28	20

Total Other Assets	$53	$86	$61

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
In an attempt to increase capital and secure additional liquidity for the holding company, the Company’s Board of Directors formed a Strategic Planning Committee. The Strategic Planning Committee hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company. Possible strategic alternatives include, among others, a capital investment, sale, strategic merger or some form of restructuring. The Company’s likelihood of success in this endeavor cannot be predicted at this time, particularly due to the Company’s troubled condition,
Absent securing some form of additional capital, the only other source of additional liquidity available to Corus is income earned on its cash held on deposit at the Bank.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
As of March 31, 2009, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $3.7 billion, which represented 913% of the Bank’s total capital. The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves. Also as of March 31, 2009, the Bank had commercial real estate loan balances outstanding totaling $4.1 billion, which represented 1,020% of the Bank’s total capital. As a result, the Bank’s ratios were both significantly greater than the regulatory criteria as of March 31, 2009.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
At March 31, 2009, approximately 26% of total assets, or $2.0 billion, consisted of financial assets recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. At March 31, 2009, approximately 19% of total assets, or $1.5 billion (excluding costs to sell of $48 million), were recorded at fair value on a nonrecurring basis, all of which were impaired loans measured using appraisals or internally-developed models, both having significant unobservable inputs, or Level 3 measurements.
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
The Company has $5.9 million of deferred tax assets which relate to expected future tax deductions arising primarily from the allowance for credit losses. For more details, see Note 11 to the accompanying consolidated financial statements.
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

•
The risk that Corus will not be able to develop and implement a capital plan that satisfies its obligations under the Written Agreement with the Federal Reserve Bank and the Consent Order with the OCC, or an acceptable capital restoration plan under the OCC’s Prompt Corrective Action regime, and the risk that the Corus will not otherwise be able to comply with such commitments and regulations. The OCC could force a sale, liquidation or federal conservatorship or receivership of the Bank;

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
ITEM 1: LEGAL PROCEEDINGS
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
ITEM 1A: RISK FACTORS
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
As noted above, the OCC Order requires the Bank to create and implement a capital plan, including provisions for contingency funding arrangements. In addition, the Bank has received formal notification under the OCC’s Prompt Corrective Action regime that it is undercapitalized and, therefore, subject to additional restrictions and requirements, including submission to the OCC of an acceptable capital restoration plan. As discussed above, the OCC is not permitted to accept a capital restoration plan that lacks an adequate guarantee and assurance of the Bank’s performance from the Company. The Bank is developing a capital restoration plan but no assurances can be provided that it will be able to submit an acceptable plan, including the required Company guarantee. Failure of the Bank to submit an acceptable capital restoration plan would, among other things, result in the Bank becoming subject to a number of additional restrictions on its operations, and the Bank and the Company may be subject to additional regulatory action. See, “Prompt Corrective Action Notification,” above. Moreover, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to submit an acceptable capital restoration plan and comply with its terms, or fail to comply with the Order’s capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver. If these events occur, Corus probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the OCC.
The continued deterioration of the housing market and the economy has adversely affected our business, liquidity and financial results, and if the downturn continues or worsens our ability to continue as a going concern could be adversely affected.
Our loan portfolio is concentrated in loans secured by condominium and condominium conversion projects. As a result, the significant downturn in the housing market has had a substantial negative effect on our business and has contributed to increased levels of delinquent and non-reporting assets, charge-offs and credit loss reserves. We reported a net loss of $301.0 million for the three months ended March 31, 2009, compared to net income of $4.5 million for the three months ended March 31, 2008 and a net loss of $456.5 million for the year ended December 31, 2008, compared to net income of $106.2 million for the year ended December 31, 2007. These events, if they continue or worsen, will have a material adverse effect on our business, financial condition and results of operation and also may impact our ability to continue as a going concern.

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
Robert J. Glickman, our Chief Executive Officer, resigned on April 24, 2009, and while we have appointed an interim Chief Executive Officer, the Company currently does not have permanent a Chief Executive Officer or an active Chief Financial Officer. As we have previously disclosed, in October 2008 the Company’s then Chief Financial Officer and the Executive Vice President of Commercial Lending resigned, and while we appointed a new Chief Financial Officer, he is not currently functioning in that role. Accordingly, we have several crucial roles that are not currently being filled, and because of our financial condition we may not be able to find suitable individuals to fill these roles. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel will adversely affect our financial condition and results of operations.
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
We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes, which generally requires us to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At March 31, 2009, the net deferred tax asset after valuation allowance was $5.9 million. During the three months ended March 31, 2009, we recorded a valuation allowance of $110.5 million based principally on uncertainty about our ability to generate sufficient future taxable income to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to exercise significant judgment. If we determine that an additional valuation allowance for the deferred tax asset is necessary, we would be required to take an additional charge, which would lower our earnings or increase our net loss.
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

CORUS BANKSHARES, INC.
(Registrant)
July 31, 2009	By:	/s/ Michael J. Minnaugh
Michael J. Minnaugh
Chief Financial Officer (Principal Financial Officer and duly authorized Officer of Registrant)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

32	Section 1350 Certifications (2)

(1)	Filed herewith.

(2)	Furnished herewith.