Form 10-Q
period 2009-06-30
CORUS BANKSHARES INC
filed 2009-09-25
CIK 51939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended JUNE 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-06136
CORUS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0823592 (I.R.S. Employer Identification No.)

10 S. Riverside Plaza, Suite 1800, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
(312) 474-6388
(Registrant’s telephone number, including area code)
3959 N. Lincoln Ave., Chicago, Illinois 60613
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 31, 2009, the Registrant had 53,711,680 common shares, $0.05 par value, outstanding.
On August 31, 2009, Corus Bankshares, Inc. (the “Company”), received notification from Ernst & Young, LLP (“E&Y”) of their resignation as the Company’s independent registered public accounting firm. The Company is currently conducting a search for a successor accounting firm, however no successor accountant has been selected or engaged.
As a result of E&Y’s resignation, the accompanying 2009 unaudited interim financial statements and notes thereto for the quarterly period ended June 30, 2009 have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. Due to the receivership of Corus Bank N.A. (the “Bank”) (refer to Note No. 1 — Subsequent Events) it is unlikely that the Company will be able to have a SAS 100 review completed for the quarterly period ended June 30, 2009.

CORUS BANKSHARES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2009

These Financial Statements have not been reviewed by an Independent Public Accounting Firm.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORUS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	December 31	June 30
(dollars in thousands, except per share data)	2009	2008	2008
Assets
Cash and due from banks — noninterest-bearing	$62,257	$67,633	$78,070
Interest-bearing deposits with the Federal Reserve	677,005	141,036	—
Federal funds sold	—	100,000	228,000

Cash and Cash Equivalents	739,262	308,669	306,070
Time deposits with banks	117,218	1,930,918	2,550,000
Securities: Available-for-sale, at fair value
FDIC Guaranteed Bank Notes (amortized cost $1,628,044, $0 and $0)	1,635,175	—	—
U.S. Government agencies (amortized cost $440,696, $1,621,499 and $1,467,904)	441,407	1,634,014	1,469,098
Other securities (amortized cost $3,435, $3,394 and $3,352)	2,937	2,839	3,973

Total Securities	2,079,519	1,636,853	1,473,071
Loans, net of unearned income	3,682,690	4,052,609	4,645,679
Less: Allowance for loan losses	259,652	269,357	144,989

Loans, net	3,423,038	3,783,252	4,500,690
Other real estate owned	462,912	408,987	24,824
Taxes receivable	151,920	134,168	—
Accrued interest receivable	9,337	31,126	33,638
Premises and equipment, net	32,300	33,284	33,163
Other assets	48,920	86,231	89,004

Total Assets	$7,064,426	$8,353,488	$9,010,460

Liabilities and Shareholders’ (Deficit)/Equity
Liabilities:
Deposits:
Interest-bearing	$6,853,264	$7,384,427	$7,555,858
Noninterest-bearing	206,181	208,033	239,239

Total Deposits	7,059,445	7,592,460	7,795,097
Subordinated debentures relating to Trust Preferred Securities	417,786	409,414	404,647
Other borrowings	769	725	32,882
Accrued interest payable	9,560	12,892	13,866
Liability for credit commitment losses	62,571	35,550	8,350
Other liabilities	34,659	19,882	25,192

Total Liabilities	7,584,790	8,070,923	8,280,034
Shareholders’ (Deficit)/Equity:
Common stock (par value $0.05 per share, 130,000,000 shares authorized: 53,711,680, 53,710,980 and 53,710,980 shares outstanding, respectively)	2,686	2,686	2,686
Surplus	38,926	35,260	37,088
Equity awards outstanding	4,984	8,622	9,151
(Accumulated deficit)/Retained earnings	(561,952)	236,703	681,490
Accumulated other comprehensive (loss)/income	(5,008)	(706)	11

Total Shareholders’ (Deficit)/Equity	(520,364)	282,565	730,426

Total Liabilities and Shareholders’ (Deficit)/Equity	$7,064,426	$8,353,488	$9,010,460

See accompanying notes to the consolidated financial statements.

These Financial Statements have not been reviewed by an Independent Public Accounting Firm.
CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share data)	2009	2008	2009	2008
Interest, Points and Fees, and Dividend Income:
Interest, points and fees on loans	$24,901	$80,421	$64,356	$181,398
Federal funds sold	4	2,392	9	6,199
Interest-bearing deposits with the Federal Reserve	281	—	417	—
Time deposits with banks	4,724	9,876	13,992	10,132
Securities:
Interest	8,197	19,043	19,124	56,499
Dividends	—	140	—	1,320

Total Interest, Points and Fees, and Dividend Income	38,107	111,872	97,898	255,548
Interest Expense:
Deposits	55,410	80,719	117,433	169,605
Subordinated debentures relating to Trust Preferred Securities	3,692	5,224	7,841	12,291
Other borrowings	—	449	—	1,250

Total Interest Expense	59,102	86,392	125,274	183,146

Net Interest (Loss)/Income	(20,995)	25,480	(27,376)	72,402
Provision for credit losses	343,969	58,500	553,246	95,300

Net Interest Loss After Provision for Credit Losses	(364,964)	(33,020)	(580,622)	(22,898)

Noninterest Income:
Securities gains/(losses), net	—	15,130	273	26,108
Service charges on deposit accounts	1,919	2,222	4,031	4,708
Other income	843	867	1,707	1,811

Total Noninterest Income	2,762	18,219	6,011	32,627

Noninterest Expense:
Employee compensation and benefits	9,263	2,457	18,221	11,503
Other real estate owned losses, net	80,903	39	123,189	2,987
Other real estate owned and protective advances	22,329	668	43,181	1,071
Insurance — FDIC	12,135	1,583	18,120	3,177
Legal & professional	5,085	591	9,521	953
Net occupancy	1,229	1,317	2,748	2,575
Depreciation — furniture & equipment	575	482	1,136	923
Data processing	407	451	868	921
Other expenses	3,524	3,203	6,652	5,926

Total Noninterest Expense	135,450	10,791	223,636	30,036

Loss Before Income Taxes	(497,652)	(25,592)	(798,247)	(20,307)
Income tax expense/(benefit)	—	(9,408)	408	(8,631)

Net Loss	$(497,652)	$(16,184)	$(798,655)	$(11,676)

Net Loss per Common Share:
Basic	$(9.27)	$(0.30)	$(14.87)	$(0.21)
Diluted	$(9.27)	$(0.30)	$(14.87)	$(0.21)

Cash Dividends Declared per Common Share	$—	$—	$—	$0.25

Average Common Shares Outstanding:
Basic	53,712	54,623	53,711	54,817
Diluted	53,712	54,623	53,711	54,817
See accompanying notes to the consolidated financial statements.

These Financial Statements have not been reviewed by an Independent Public Accounting Firm.
CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

				(Accumulated	Accumulated
			Equity	Deficit) /	Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Loss	Total
Balance at December 31, 2008	$2,686	$35,260	$8,622	$236,703	$(706)	$282,565

Net loss	—	—	—	(798,655)	—	(798,655)
Other comprehensive loss:
Changes in net unrealized gains on securities	—	—	—	—	(4,343)	(4,343)
Reclassification adjustment for net gains realized in net loss	—	—	—	—	(273)	(273)
Change in net unrealized pension loss	—	—	—	—	314	314
Income tax effect	—	—	—	—	—	—

Comprehensive loss						(802,957)

Share-based compensation	—	—	523	—	—	523
Stock option expirations	—	4,149	(4,149)	—	—	—
Restricted stock vested, 700 common shares	—	12	(12)	—	—	—

Loss sharing (1)	—	(495)	—	—	—	(495)

Balance at June 30, 2009	$2,686	$38,926	$4,984	$(561,952)	$(5,008)	$(520,364)

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes to the consolidated financial statements.
SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

					Accumulated
			Equity		Other
	Common		Awards	Retained	Comprehensive
(dollars in thousands, except common share data)	Stock	Surplus	Outstanding	Earnings	Income	Total
Balance at December 31, 2007	$2,751	$44,602	$8,215	$713,416	$20,413	$789,397
Net loss	—	—	—	(11,676)	—	(11,676)
Other comprehensive income/(loss):
Changes in net unrealized gains on securities	—	—	—	—	(5,650)	(5,650)
Reclassification adjustment for net gains realized in net loss	—	—	—	—	(26,108)	(26,108)
Income tax effect	—	—	—	—	11,356	11,356

Comprehensive loss						(32,078)

Share-based compensation	—	—	1,050	—	—	1,050
Repurchase and retirement of 1,307,400 common shares	(65)	(623)	—	(6,488)	—	(7,176)
Restricted stock vested, 6,700 common shares	—	98	(114)	—	—	(16)
Loss sharing (1)	—	(6,989)	—	—	—	(6,989)
Cash dividends declared on common stock, $0.25 per common share	—	—	—	(13,762)	—	(13,762)

Balance at June 30, 2008	$2,686	$37,088	$9,151	$681,490	$11	$730,426

(1)	Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes to the consolidated financial statements.

These Financial Statements have not been reviewed by an Independent Public Accounting Firm.
CORUS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(798,655)	$(11,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	553,246	95,300
Depreciation and amortization	1,724	1,329
Accretion of investment discounts	(6,802)	(54,280)
Deferred income tax expense/(benefit), net of valuation allowance	43,626	(34,648)
Deferred interest expense from subordinated debentures relating to Trust Preferred Securities	7,841	—
Securities (gains)/losses, net	(273)	(26,108)
Commissions, current year holdback and mark-to-market (1)	825	499
Loss sharing/forfeitures(1)	(1,092)	(9,123)
Share-based compensation expense	523	1,050
Loss of tax benefits from share-based payment arrangements	—	16
Loss on other real estate owned, net	123,189	2,987
Decrease in accrued interest receivable	21,789	912
Decrease in accrued interest payable	(2,801)	(3,391)
(Increase)/Decrease in taxes receivable and other assets	(21,247)	24,845
Increase in other liabilities	14,549	7,193

Net cash used in operating activities	(63,558)	(5,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities from time deposits with banks	1,920,227	600,000
Purchases of time deposits with banks	(104,910)	(3,150,000)
Proceeds from maturities of available-for-sale securities	1,132,039	3,985,649
Proceeds from sales of available-for-sale securities	255,291	840,987
Purchases of available-for-sale securities	(1,829,154)	(2,492,339)
Net increase in loans	(399,620)	(255,861)
Recoveries of previously charged-off loans	291	225
Purchases of premises and equipment	(740)	(7,617)
Proceeds from sale of other real estate owned	70,103	12,465
Capitalized expenditures on other real estate owned	(14,204)	(2,934)

Net cash provided by/(used in) investing activities	1,029,323	(469,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)/Increase in deposit accounts	(535,216)	174,161
Increase/(Decrease) in other borrowings, net	44	(22,063)
Repurchases and retirements of common shares	—	(7,176)
Loss of tax benefits from share-based payment arrangements	—	(16)
Cash dividends paid on common shares	—	(27,523)

Net cash (used in)/provided by financing activities	(535,172)	117,383

Net increase/(decrease) in cash and cash equivalents	430,593	(357,137)
Cash and cash equivalents at January 1	308,669	663,207

Cash and cash equivalents at June 30	$739,262	$306,070

(1) Pursuant to the Commission Program for Commercial Loan Officers.
See accompanying notes to the consolidated financial statements.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements
1.	Subsequent Event
On Friday, September 11, 2009, Corus Bank, N.A. (the “Bank”), the wholly-owned subsidiary of Corus Bankshares, Inc. (“Corus” or the “Company”), was closed by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver of Corus Bank. As result of the Bank’s placement into receivership, the Company’s investment in the Bank has become effectively worthless. There can be no assurances that the FDIC, in its capacity as receiver for the Bank, will not pursue financial claims against the Company, including claims on the Company’s remaining cash and liquid assets. As a result of the Bank’s placement into receivership, the Company is considering its future alternatives.
2.	Regulatory Actions and Developments, Liquidity, and Going Concern Considerations
As a result of the deepening problems related to our loan portfolio and our current troubled financial condition, the Company announced in February 2009 that, at the request of the Federal Reserve Bank of Chicago (the “FRB”) and the OCC, the Company and the Bank, respectively, have entered into a Written Agreement (the “Agreement”) with the FRB and a Consent Order (the “Order”) with the OCC. The Agreement and the Order (collectively, the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized), to developing a liquidity risk management and contingency funding plan.
As a consequence of the financial results reported in its March 31, 2009 Call Report filed on April 30, 2009, on May 1, 2009 the OCC notified the Bank that it was “undercapitalized” within the meaning of the Federal Deposit Insurance Act (“FDI Act”) Prompt Correction Action (“PCA”) capital requirements (12 U.S.C. § 1831o), and directed the Bank to submit, as required by laws and regulations, a Capital Restoration Plan (“CRP”) to the OCC by May 22, 2009. By letter dated May 28, 2009, the OCC notified the Bank of its rejection of the Bank’s CRP and advised the Bank that it was being treated as “significantly undercapitalized” for purposes of PCA. As a result of the OCC’s May 28 determination, the Bank was required under the Consent Order to prepare and submit to the OCC a Disposition Plan by June 27, 2009. In accordance with that requirement, on July 3, 2009 (pursuant to a seven-day extension of time granted by OCC staff), the Bank submitted a Disposition Plan to the OCC. On July 6, 2009, OCC staff informally notified that Bank that it would not approve the Disposition Plan.
On August 4, 2009, the Bank was notified by the OCC that it is “critically undercapitalized” for purposes of PCA, effective July 30, 2009, as a result of the financial results reported in its June 30, 2009 Call Report. Under PCA, depository institutions that are critically undercapitalized must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the OCC) and the FDIC determine and document that “other action” would better achieve the purposes of PCA. If such a depository institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after the institution became critically undercapitalized, the appropriate Federal banking agency must appoint a receiver for that institution unless it and FDIC affirmatively can determine that, among other things, the institution has positive net worth and the agencies can certify that the depository institution is viable and not expected to fail. Please see the section titled “Regulatory Developments” below for more information.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
On September 8, 2009, on the basis of, among other things, the Bank’s undercapitalized status and substantial noncompliance with the terms of the Order, the OCC issued a PCA Directive (the “Directive”) against the Bank. The Directive imposes further operational restrictions on the Bank and instructs the Bank to take certain remedial actions, including, but not limited to, making a written demand on the Company that all unencumbered assets of the Company be contributed immediately to the Bank as capital. In addition, the Directive prohibits the Bank from engaging in a number of activities without the prior written supervisory non-objection of the OCC, including engaging in the sale or transfer of any Bank asset or pool of assets exceeding a fair market value of ten million dollars ($10,000,000). Please see the section titled “Regulatory Actions” below for more information.
Also as a result of our current financial condition, the Bank is subject to restrictions on the interest rates it may offer to its depositors. Under the applicable restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. In addition, the Bank is prohibited from paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas. In light of the Bank’s historical practice of paying above average rates both locally and nationally, the Bank’s liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering above average rates.
While the Company intends to take such actions as may be necessary to enable Corus and the Bank to comply with the requirements of the Regulatory Agreements and the Directive, and to withstand the potential impact of the interest rate restrictions, it is highly unlikely that Corus or the Bank will be able to comply fully with the provisions of the Regulatory Agreements and the Directive, or that efforts to comply with the interest rate restrictions, the Regulatory Agreements and the Directive will not have material and adverse effects on the operations and financial condition of the Company. Any material failure to comply with the provisions of the Regulatory Agreements or the Directive could result in further enforcement actions by both the FRB and the OCC, or the placing of the Bank into conservatorship or receivership. Further, as result of the Bank’s designation as critically undercapitalized, the Bank will be placed into conservatorship or receivership within 90 days after that date unless the OCC, with the concurrence of the FDIC, determines that some “other action” would better achieve the purpose of PCA.
REGULATORY ACTIONS
Written Agreement
The Agreement with the FRB restricts the payment of dividends by the Company, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB. The Agreement further requires that the Company shall not incur, increase, or guarantee any debt, repurchase or redeem any shares of its stock, or pay any interest or principal on subordinated debt or trust preferred securities, without the prior approval of the FRB. The Agreement also requires the Company to develop a capital plan by May 19, 2009, which shall address, among other things, the Company’s and the Bank’s current and future capital requirements, compliance with minimum capital ratios, the source and timing of additional funds necessary to meet future capital requirements, and procedures to notify the FRB within 30 days of each quarter-end if capital ratios fall below the required minimums. The Company is also required to submit cash flow projections for 2009. The Agreement also requires the Company to provide advance notice to the FRB in order to appoint any new director or senior executive officer, which the FRB may approve or disapprove. Finally, the Board of Directors of the Company (the “Board”) is required to submit written progress reports to the FRB within 30 days after the end of each calendar quarter.

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
Prompt Corrective Action Consequences
As a result of the Bank being classified as critically undercapitalized for purposes of PCA, the OCC is required, within 90 days after the date on which the Bank became critically undercapitalized, to appoint a receiver or conservator for the Bank, or to take such other action that it determines, with the concurrence of the FDIC, would better achieve the purposes of PCA. In addition, the Bank continues to be subject to the mandatory requirements and restrictions set forth in 12 U.S.C. § 1831o(d), (e)(1) — (e)(4), and (f)(4) and 12 C.F.R. § 6.6(a)(1) — (a)(3). These mandatory requirements include restrictions on payment of capital distributions and management fees, on asset growth, on certain expansion activities, including acquisitions, new branches, and new lines of business, and on payment of bonuses and compensation to senior executive officers. In addition, the Bank is prohibited from doing any of the following without the FDIC’s prior written approval:
•
Entering into any material transaction other than in the usual course of business, including any investment, expansion, acquisition, sale of assets, or other similar action with respect to which the Bank is required to provide notice to the OCC.

•	Extending any credit for any highly leveraged transactions as defined in 12 C.F.R. § 325.2(i).

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
•	Amending the Bank’s charter or bylaws, except to the extent necessary to carry out any other requirement of law, regulation, or order.

•	Making any change in accounting methods.

•	Engaging in any covered transaction as defined in Section 23A(b) of the Federal Reserve Act (12 U.S.C. § 371c(b)).

•	Paying excessive compensation or bonuses.

•
Paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the Bank’s normal market areas.

•	Making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.
Prompt Corrective Action Directive
The OCC issued the Directive on September 8, 2009, in response to, among other things, the designation of the Bank as critically undercapitalized, the Bank’s substantial noncompliance with the requirements of the Order, and the substantial and continuing dissipation of the Bank’s assets. The Directive instructs the Bank immediately to submit an acceptable CRP to the OCC that conforms to PCA requirements and to the criteria set forth in prior communications between the Bank and the OCC. In addition, the Directive prohibits the Bank from making any payment to any Bank director or his or her related interests without first receiving the prior written supervisory non-objection of the OCC. The Directive also instructs the Bank and its directors immediately to take any and all actions in furtherance of or necessary to support the operations of the Bank and to avoid any loss to, and to minimize exposure of potential loss to, the Deposit Insurance Fund, including, but not limited to, making a written demand on the Company for all assets held by the Company that are not encumbered by binding legal obligations to be contributed immediately to the Bank as capital.
In addition, the Directive provides that the Bank may not do any of the following without first receiving the prior written supervisory non-objection of the OCC:
•	Enter into any material transaction other than in the usual course of business, including any investment, expansion, acquisition, or other similar action;
•
Engage in the sale or transfer of any Bank asset or pool of assets exceeding a fair market value of ten million dollars ($10,000,000). Any asset sale or transfer less than $10,000,000 should be reported to the OCC after the sale;

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
•	Transfer any asset to the holding company or other affiliated party or person;
•	Extend any new credit in an amount greater than $100,000 to any classified borrower without prudent justification;
•	Amend the Bank’s charter or bylaws, except to the extent necessary to carry out any other requirement of law, regulation, or order;
•	Make any change in accounting methods;
•	Increase compensation or other payments, including bonuses, to employees, directors, agents or independent contractors; or
•	Enter into any new product or service, or undertake a significant expansion of any existing product or service.
In accordance with the requirements of the Directive, the Bank made a written demand on the Company for all unencumbered assets held by the Company to be contributed to the Bank as capital, and the Bank has reported its demand for the capital contribution to the OCC. Negotiations continue by and among the Company, the Bank and the OCC regarding the issue of a possible capital contribution, and at this time, there can be no certainty with respect to how this issue ultimately will be resolved.
REGULATORY DEVELOPMENTS
To date, the Company has taken several steps to comply with the terms of the Regulatory Agreements, including:
•
The Board established a Compliance Committee to monitor and coordinate the Bank’s compliance with the provisions of the Order. The Committee consists of two independent directors and one employee director.

•	On April 17, 2009 the Company submitted cash flow projections for 2009, in compliance with the requirement under the Agreement.
•	The Board has submitted a Contingency Funding Plan to the OCC and is monitoring the Bank’s liquidity on a daily, weekly and monthly basis in accordance with the requirements of the Order.
•	Criticized Asset Reports for both criticized loans and OREO are being completed monthly and are being submitted to the Board and OCC for their review.
•
The Board has adopted an OREO Policy. In addition, reports on the status of OREO properties will be provided to the Board on at least a quarterly basis. The Bank is complying with this requirement through its monthly submission of the Criticized Asset and other OREO reports to the Board.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
In consultation with its professional advisers, and in compliance with the Consent Order, the Bank developed and submitted a capital plan to the OCC on April 24, 2009 (pursuant to a seven-day extension of time granted by OCC staff). In addition, pursuant to the OCC’s May 1, 2009 letter, the Bank developed and submitted a CRP to the OCC on May 22, 2009 (the due date for the CRP); the Company simultaneously submitted the capital plan required by the Written Agreement to the FRB (pursuant to a three-day extension of time granted by FRB staff).
By letter dated May 28, 2009, the OCC notified the Bank of its rejection of the CRP, stating that the CRP did not comply with PCA requirements that it must be based on “realistic assumptions” and must include a Company guarantee of the Bank’s CRP performance obligations. The OCC further directed the Bank to immediately submit a revised CRP, and advised the Bank that it was being treated as “significantly undercapitalized” within the meaning of the PCA provisions of the FDI Act and implementing OCC regulations. As a result of this regulatory determination, the Bank thereupon became subject to the PCA activity and operational restrictions applicable to “significantly undercapitalized” depository institutions. Further, the Bank was unable to meet the regulatory capital maintenance requirements of the Consent Order by the required June 18, 2009 date.
As a result of the OCC’s May 28 determination, the Bank was required under the Consent Order to prepare and submit to the OCC a Disposition Plan by June 27, 2009. In accordance with that requirement, on July 3, 2009 (pursuant to a seven-day extension of time granted by OCC staff), the Bank submitted a Disposition Plan to the OCC. The Disposition Plan, in relevant part, proposed a liquidation of the Bank through an orderly sale or other disposition of the Bank’s assets over a 2.5 year period of time coupled with a sale of the Bank to a third-party investor at the conclusion of that period. On July 6, 2009, OCC staff informally notified the Bank that it would not approve the Disposition Plan.
On July 7, 2009, the FRB notified the Company in writing that the Company’s capital plan submitted under the terms of the Written Agreement was unacceptable in addressing the serious capital erosion of the Company. The FRB concluded that, based on the information provided by the Company, as well as the Company’s current negative consolidated capital ratios and extremely negative financial trends, the Company’s capital plan was not viable.
On August 4, 2009, the Bank was notified by the OCC that it is critically undercapitalized for PCA purposes, effective July 30, 2009, as a result of the financial results reported in its June 30, 2009 Call Report.
On September 8, 2009, the OCC issued the Directive against the Bank imposing further operational restrictions on the Bank and instructing the Bank to take certain remedial actions, described above.
The Company is diligently continuing to work with its financial and professional advisers to seek qualified sources of outside capital, and to achieve compliance with the requirements of the Consent Order and Written Agreement. At this point in time, however, the Company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other Federal governmental authorities. The Company continues to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s efforts to obtain outside capital and/or liquidate the Bank’s assets, and to develop action plans that will be acceptable to federal regulatory authorities, but it is highly unlikely that these actions will be successful, or that even if one or more of the Company’s proposals are accepted by the Company’s Federal regulators, that these proposals will be successfully implemented.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
LIQUIDITY
The Bank must comply with federal restrictions on the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. In addition, due to its designation as critically undercapitalized, the Bank is prohibited from paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas. These restrictions are potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.
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
Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009, through June 30, 2009, Corus experienced deposit run-off of $421 million. However, it should be noted that part of the Bank’s strategy involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $1.1 billion during the same period.
On May 29, 2009, the FDIC adopted a final rule to amend its regulations imposing restrictions on the interest rates on deposits that can be paid by depository institutions that are less than “well-capitalized.” Under this new rule, which takes effect on January 1, 2010, affected depository institutions are allowed to pay a “national rate” plus 75 basis points, and the FDIC sets and publishes the national rate. To compute the national rate, the FDIC uses all the data available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized are then limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product. As noted above, the Bank has historically paid above average rates locally and nationally. These restrictions on interest rates (which the Bank is implementing as described in the next paragraph) could cause a further decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The Bank has made the following changes to its interest rate setting process:
1. Effective September 1, 2009, all time deposit rates will not exceed the FDIC’s national cap rates.
2. Excluding Money-Market Deposit Accounts (“MMDAs”), all other interest bearing accounts will not exceed the published national cap rates.
3. Effective September 1, 2009, all new and advertised interest bearing deposits solicited by Corus Bank, excluding MMDAs, will not exceed any FDIC published national cap rates.
4. By August 31, 2009, the Bank will assess the various MMDA deposit rates and determine which and by how much of all subcategories of MMDAs (such as jumbo, non-jumbo, and tiered rate accounts) are above the FDIC’s national cap rates for similar products.
5. Effective September 1, 2009, for the Bank’s existing average MMDA rates that exceed the average national caps rates, the bank’s average rate will be reduced by one-third of the variance between the average rate of each MMDA subcategory and the similarly published FDIC average national rate.
6. Effective September 8, 2009, the Bank’s average rate will be reduced by another one-third of the previously determined variance between the average rate of each MMDA subcategory and the published FDIC average national rate for similar products, as determined on August 31, 2009 (as required above).
7. Effective September 15, 2009, the Bank’s average rate will be reduced by another one-third of the previously determined variance between the average rate of each MMDA subcategory and the published FDIC average national rate for similar products, as determined on August 31, 2009 (as required above).
The impact of these changes will result in all interest bearing deposit rates, not including MMDAs, being in compliance with Section 337.6(b) by September 1, 2009. In addition, after three substantially equal weekly rate reductions that end on September 15, 2009, all MMDA rates will be in compliance with Section 337.6(b) by September 15, 2009.
GOING CONCERN
Corus is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The effects of the downturn were particularly severe during the last 180 days of 2008, and have continued into 2009. Corus, with a portfolio consisting primarily of condominium construction loans, many in the hard hit areas of Arizona, Nevada, south Florida and southern California, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $487.3 million recorded by the Company in the second quarter of 2009 was primarily the result of significant increases in the provision for credit losses. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, it is highly unlikely that Corus or the Bank will be able to resume profitable operations in the near future, or at all.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
We have determined that significant additional sources of external capital will be required for us to continue operations through 2009 and beyond. The Company’s Board of Directors has formed a Strategic Planning Committee. The Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring. To date, these efforts have been unsuccessful and it is highly unlikely that the Company will succeed in this endeavor and be able to comply with applicable regulatory requirements. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If the Company does not comply with the capital requirements contained in the Regulatory Agreements, the regulators may take additional enforcement action against the holding company and the Bank.
It remains to be seen if these efforts will be successful, either on a short-term or long-term basis. However, it is highly unlikely that the Company will be able to raise capital from outside sources. In addition, it is unclear at this point what impact, if any, the applicable interest rate restrictions will have on Corus’ continued ability to maintain adequate liquidity. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to operate in a safe and sound manner, our regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.
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
3.	Consolidated Financial Statements
On August 31, 2009, Corus Bankshares, Inc. (the “Company”), received notification from Ernst & Young, LLP (“E&Y”) of their resignation as the Company’s independent registered public accounting firm. The Company is currently conducting a search for a successor accounting firm, however no successor accountant has been selected or engaged at this time.
As a result of E&Y’s resignation, the accompanying 2009 unaudited interim financial statements and notes thereto for the quarterly period ended June 30, 2009 have not been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934.
The Company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as soon as practicable after the required review is completed. As such, the accompanying 2009 unaudited interim financial statements and notes thereto for the quarterly period ended June 30, 2009 are subject to restatement.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The consolidated financial statements include the accounts of Corus, the Bank and various Bank subsidiaries that were created for the sole purpose of holding real estate assets obtained through foreclosure. The interim Consolidated Balance Sheets, Statements of Income, Changes in Shareholders’ Equity, and Cash Flows are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to SEC rules, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Corus’ Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim period may not be indicative of results to be expected for the full year. In accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), we have evaluated subsequent events through September 11, 2009.
Change in Accounting Estimate
In the first quarter of 2009, the Company reviewed the various assumptions within its Allowance for Credit Losses (the “Allowance”) analysis. This review was performed as a result of the rapidly changing credit environment. As a result of this review, among other changes, the Company reduced the historical loss factor used in the general reserve portion of the Allowance calculation from 24 months to 12 months to be more reflective of the current credit environment. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” this change is deemed as a change in accounting estimate and has been accounted for prospectively, effective January 1, 2009. The effect of this change in estimate for the three and six months ended June 30, 2009 resulted in an increase to the net loss of $75 million, or $1.39 per diluted share, and $161 million, or $3.00 per diluted share, respectively.
4.	Recent Accounting Pronouncements
There have been no developments to recent accounting pronouncements, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except for the following:
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces the Generally Accepted Accounting Principles (“GAAP”) hierarchy with two levels of GAAP: authoritative and non-authoritative. On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of a variable interest entity must be disregarded in applying the provisions of Interpretation 46(R). This Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company does not expect these proposed changes to have a material impact on the Company’s financial statements.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends SFAS 140 by removing the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This Statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect these proposed changes to have a material impact on the Company’s financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This standard also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The provisions of FSP 141(R)-1 will only impact Corus if the Company is party to a business combination after the statement has been adopted.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). This amends SFAS 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The standard also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted FSP 107-1 and APB 28-1 and has provided the additional disclosure requirements for the second quarter of 2009. Please see Note 14 of these Notes to Consolidated Financial Statements for further detail.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased as well as indicating circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of FSP 157-4 during the second quarter of 2009; however its adoption did not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). This standard provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 and FSP 124-2 requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not sell the security before recovery of its cost basis, it must recognize the credit component of other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. FSP 115-2 and FSP 124-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of FSP 115-2 and FSP 124-2 during the second quarter of 2009; however its adoption did not have a material impact on its consolidated financial statements. Please see Note 5 of these Notes to Consolidated Financial Statement for further detail.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
5.	Securities
The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

June 30, 2009	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value

FDIC Guaranteed Bank Notes	$1,628,044	$7,287	$(156)	$1,635,175
U.S. Government and agencies	440,696	848	(137)	441,407
Other	3,435	5	(503)	2,937

Total	$2,072,175	$8,140	$(796)	$2,079,519

December 31, 2008	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value

U.S. Government agencies	$1,621,499	$12,515	$—	$1,634,014
Other	3,394	1	(556)	2,839

Total	$1,624,893	$12,516	$(556)	$1,636,853

For those securities with unrealized losses, the following tables present the aggregate fair values and the associated unrealized losses for the investments as of June 30, 2009 and December 31, 2008. The securities presented are grouped according to the time periods during which the investments have been in a continuous unrealized loss position.

	Less than 12 Months		More than 12 Months		Total
June 30, 2009		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

FDIC Guaranteed Bank Notes	$403,453	$156	$—	$—	$403,453	$156
U.S. Government agencies	149,961	137	—	—	149,961	137
Other	2,870	503	—	—	2,870	503

Total	$556,284	$796	$—	$—	$556,284	$796

	Less than 12 Months		More than 12 Months		Total
December 31, 2008		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Other	$2,817	$556	$—	$—	$2,817	$556

Total	$2,817	$556	$—	$—	$2,817	$556

The securities included in the Other category are equity investments. In total, as of June 30, 2009, 14 investment positions are in an unrealized loss position. While there is no assurance that the securities will ultimately be sold for an amount in excess of their adjusted cost basis, the Company reviewed these securities in accordance with its policy regarding other-than-temporary impairment and determined that an impairment charge was not necessary.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The scheduled maturities for securities were as follows:

June 30, 2009
(in thousands)	Amortized Cost	Fair Value

Due in:
One year or less	$290,598	$291,446
After one year through five years	1,778,143	1,785,136
Securities not due at a single maturity	3,435	2,937

Total	$2,072,176	$2,079,519

In 2009, Corus sold various available-for-sale securities for approximately $200 million, resulting in gross realized gains of approximately $0.3 million during the first quarter of 2009.
As of June 30, 2009, securities having an aggregate carrying value of $818.8 million were pledged as collateral primarily by order of the FRB to continue providing financial services to the Bank. In addition, the Bank also has securities pledged for derivative contracts, to secure public deposits and for other purposes.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
6.	Allowance For Credit Losses
The Allowance for Credit Losses analysis incorporates numerous quantitative measures including historical losses, changes to loan balances and unfunded commitments, and credit quality, as well as various qualitative factors. The Allowance for Credit Losses is comprised of the Allowance for Loan Losses and a separate Liability for Credit Commitment Losses. The Allowance for Loan Losses is a reserve against funded loan amounts, while the Liability for Credit Commitment Losses is a reserve against unfunded commitments. In the aggregate, the Allowance for Credit Losses had a balance of $322.2 million at June 30, 2009, which was comprised of a $259.6 million Allowance for Loan Losses and a $62.6 million Liability for Credit Commitment Losses.
In accordance with the results of Corus’ analysis, the Company had the following changes in the Allowance for Credit Losses:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$433,504	$94,827	$304,907	$76,992
Provision for credit losses	343,969	58,500	553,246	95,300
Charge-offs	(455,292)	(54)	(536,221)	(19,178)
Recoveries	42	66	291	225

Balance at June 30	$322,223	$153,339	$322,223	$153,339

7.	Impaired Loans
In accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan (as amended)”, Corus classifies loans as impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. As a practical matter, impaired loans are generally the sum of nonaccrual loans and any loans classified as troubled debt restructurings (“TDR”).
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The following table presents details of impaired loans:

	Outstanding Balance of Impaired Loans (1)
	June 30	December 31	June 30
(in thousands)	2009	2008	2008
Loans with a specific reserve	$566,569	$644,725	$549,994
Loans with no specific reserve, but with an associated charge-off	1,171,784	688,684	74,578
Loans with no specific reserve and no associated charge-off	878,311	701,939	258,981

Total Impaired Loans	$2,616,664	$2,035,348	$883,553

Specific reserve on impaired loans	$98,441	$140,684	$58,509

(1)	To the extent that Corus has both a first mortgage and a mezzanine loan associated with the same project, the loans are combined for purposes of the above table.
For the three and six months ended June 30, 2009, average impaired loans totaled $2.8 billion and $2.4 billion, respectively. For the three and six months ended June 30, 2008, average impaired loans totaled $822 million and $700 million, respectively. Interest income recognized on impaired loans during the three and six months ended June 30, 2009 was $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2008, interest income recognized on impaired loans was $1.1 million and $3.4 million, respectively.
The table below illustrates the impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Gross amount of interest that would have been recorded at the original rate	$51,254	$15,111	$89,667	$23,916
Interest that was recognized in income	521	88	929	502

Negative impact (foregone interest)	$50,733	$15,023	$88,738	$23,414

At June 30, 2009, there were no troubled debt restructuring loans (“TDR”) included within impaired loans. At June 30, 2008, impaired loans included an accruing TDR with a balance of $51 million. Interest income was $0.3 million and $1.4 million lower in the three and six months ended June 30, 2008, respectively, than it otherwise would have been as a result of the restructuring. The loan was paid off in full in March 2009.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
8.	Other Real Estate Owned
Other real estate owned (“OREO”) is comprised of real estate acquired, generally either through foreclosure or deed-in-lieu of foreclosure, in partial or full satisfaction of loans.
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
Gains or losses from the sale of OREO, as well as rental income and expenses from operations, are included in noninterest expense.
A rollforward of the OREO activity is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$499,076	$53,174	$408,987	$36,951
Additions:
Transfers from loans	98,373	—	233,318	18,591
Capitalized expenditures	4,039	2,354	14,204	2,934
Subtractions:
Impairment charges	(89,618)	—	(134,268)	(2,948)
OREO sales — entire project	(17,763)	(29,000)	(17,763)	(29,000)
OREO sales — individual units	(31,195)	(1,704)	(41,566)	(1,704)

Balance at June 30	$462,912	$24,824	$462,912	$24,824

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
As of the dates below, Corus’ OREO portfolio consisted of the following properties, listed by major metropolitan area:

	June 30		December 31		June 30
	2009		2008		2008
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Nevada:
Reno	1	$59,988	1	$107,729	—	$—
Las Vegas	3	94,931	—	—	—	—

Nevada Total	4	154,919	1	107,729	—	—
Florida:
Miami	1	51,897	1	80,906	—	—
Tampa	1	4,053	1	11,216	—	—
Orlando	1	7,586	1	8,627	—	—
Panama City	1	79,577	1	96,788	—	—

Florida Total	4	143,113	4	197,537	—	—
California:
Los Angeles	1	33,180	1	43,039	—	—
San Diego	3	44,876	1	21,034	1	19,821

California Total	4	78,056	2	64,073	1	19,821
Phoenix/Scottsdale	4	48,367	1	14,677	—	—
Boston	1	21,857	—	—	—	—
Atlanta	1	11,880	1	20,251	—	—
Chicago	1	4,720	1	4,720	1	5,003

Total	19	$462,912	10	$408,987	2	$24,824

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
Prior to Corus’ taking possession of the OREO properties, the loans were categorized by the following collateral type:

	June 30		December 31		June 30
	2009		2008		2008
(dollars in thousands)	#	Amount	#	Amount	#	Amount
Condominium:
Construction	12	$418,425	6	$369,747	1	$19,821
Conversion	6	39,767	3	34,520	—	—

Condominium Total	18	458,192	9	404,267	1	19,821
Other CRE
Office	1	4,720	1	4,720	1	5,003

Total	19	$462,912	10	$408,987	2	$24,824

Eleven of the OREO properties are currently being marketed for bulk sale. All but one of these properties is ready for occupancy and five of the eleven properties are currently being operated as rental properties.
The other eight OREO properties are currently being sold as condominiums, on a unit-by-unit basis. Corus has sold approximately 10% of these properties’ units since they became OREO.
The net expense associated with both OREO properties and loans pending foreclosure (protective advances) was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
OREO operating expenses	$15,497	$470	$27,908	$1,472
Protective advances	10,476	440	21,171	547
Rental/other income	(3,644)	(242)	(5,898)	(948)

Total	$22,329	$668	$43,181	$1,071

The itemized net loss associated with the either the sale or impairment of OREO properties was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Loss	$2,224	$595	$2,224	$595
Impairment	89,618	—	134,268	2,948
Gain	(10,939)	(556)	(13,303)	(556)

Total	$80,903	$39	$123,189	$2,987

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
9.	Subordinated Debentures Relating to Trust Preferred Securities
As of June 30, 2009, Corus had $417.8 million in floating rate junior subordinated notes (the “Debentures”) which included the original issuance of $404.6 million in Debentures, as well as $13.2 million in deferred interest payments related to those Debentures. The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company.
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
Interest and fees included in interest expense totaled $3.7 million and $7.8 million for three and six months ended June 30, 2009, respectively, and $5.2 million and $12.3 million for the three and six months ended June 30, 2008, respectively. All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10%, resetting quarterly. The scheduled maturities of the Debentures range from 2033 through 2037.
10.	Regulatory Capital and Ratios
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for PCA, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. PCA capital requirements are not applicable to bank holding companies.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
As presented in Note 2 to the consolidated financial statements, on February 18, 2009, the Company announced that, in coordination with, and at the request of, both the FRB and the OCC, the Company and the Bank, respectively, have entered into the Agreement with the FRB and the Order with the OCC. While the Agreement requires Corus to develop a capital plan to address the Company’s and the Bank’s capital requirements, it did not contain any changes with respect to the minimum capital ratios required for the Company. The Order, however, increases significantly the minimum capital ratios for the Bank to achieve and maintain by June 18, 2009. Under the Order, the minimum capital ratios are as follows: Tier 1 Leverage was increased to 9% and Tier 1 Risk-Based was increased to 12%. There was no change to the Total Risk-Based ratio, but, by definition it cannot be lower than the Tier 1 Risk-Based ratio of 12%.
On August 4, 2009, the Bank was notified by the OCC that it is “critically undercapitalized” for purposes of PCA, effective July 30, 2009, as a result of the financial results reported in its June 30, 2009 Call Report. Under the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary Federal regulatory authority (here, the OCC) and the FDIC determine and document that “other action” would better achieve the purposes of PCA. If such a depository institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after the institution became critically undercapitalized, the appropriate Federal banking agency must appoint a receiver for that institution unless it and the FDIC affirmatively can determine that, among other things, the institution has positive net worth and the agencies can certify that the depository institution is viable and not expected to fail.
The Company is diligently continuing to work with its financial and professional advisers in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Consent Order and Written Agreement. At this point in time, however, the Company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other Federal governmental authorities. The Company continues to consult with the OCC, FRB and FDIC on a regular basis concerning the Company’s proposals to obtain outside capital and/or liquidate the Bank’s assets, and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s proposals are accepted by the Company’s Federal regulators, that these proposals will be successfully implemented.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-adjusted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The Company and the Bank did not meet the applicable capital adequacy requirements as of June 30, 2009.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
As noted above, the Bank was “critically undercapitalized” under the regulatory framework for prompt corrective action based on its June 30, 2009 Call Report. Below is a summary of both consolidated and Bank regulatory capital ratios:

					To qualify as “Adequately
			Minimum Capital		Capitalized” Under Prompt
	Actual		Requirement		Corrective Action Provisions (1)
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Tier 1 Leverage (2)
Corus Bankshares, Inc.	$(505)	(6.6)%	$305	4.0%	NA	NA
Corus Bank, N.A.	(168)	(2.2)%	302	4.0%	$302	4.0%

Tier 1 Risk-Based (3)
Corus Bankshares, Inc.	$(505)	(10.0)%	$203	4.0%	NA	NA
Corus Bank, N.A.	(168)	(3.3)%	202	4.0%	$202	4.0%

Total Risk-Based (4)
Corus Bankshares, Inc.	$(505)	(10.0)%	$406	8.0%	NA	NA
Corus Bank, N.A.	(168)	(3.3)%	404	8.0%	$404	8.0%
NA — Not applicable.

(1)
The Bank cannot be deemed to be “well capitalized” under the prompt corrective action provisions pursuant to the Order. Minimum capital and ratios to be “adequately capitalized” disclosed because the Bank was “critically undercapitalized” at June 30, 2009.

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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued

					To qualify as “Well-
			Minimum Capital		Capitalized” Under Prompt
	Actual		Requirement		Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tier 1 Leverage (1)
Corus Bankshares, Inc.	$377	4.4%	$345	4.0%	NA	NA
Corus Bank, N.A.	622	7.2%	344	4.0%	$431	5.0%

Tier 1 Risk-Based (2)
Corus Bankshares, Inc.	$377	6.2%	$245	4.0%	NA	NA
Corus Bank, N.A.	622	10.2%	244	4.0%	$367	6.0%

Total Risk-Based (3)
Corus Bankshares, Inc.	$755	12.3%	$490	8.0%	NA	NA
Corus Bank, N.A.	701	11.5%	489	8.0%	$611	10.0%

As of June 30, 2008
Tier 1 Leverage (1)
Corus Bankshares, Inc.	$974	10.8%	$363	4.0%	NA	NA
Corus Bank, N.A.	924	10.3%	360	4.0%	$451	5.0%

Tier 1 Risk-Based (2)
Corus Bankshares, Inc.	$974	13.8%	$283	4.0%	NA	NA
Corus Bank, N.A.	924	13.1%	282	4.0%	$423	6.0%

Total Risk-Based (3)
Corus Bankshares, Inc.	$1,212	17.1%	$566	8.0%	NA	NA
Corus Bank, N.A.	1,013	14.4%	564	8.0%	$705	10.0%
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
Dividend Restrictions
The Agreement entered into with the FRB prohibits the payment of any dividends, by either the Bank or the holding company, without FRB approval. The OCC Order imposes additional restrictions on the Bank’s ability to declare a dividend, including, among other things, a prior written determination of no supervisory objection by the OCC. The payment of dividends by the Bank is further restricted by various other federal regulatory limitations. Among those restrictions, a national bank may not declare a dividend if the total amount of all dividends declared (including any proposed dividend) by the national bank in any calendar year exceeds the total of the national bank’s retained net income of that year to date, combined with its retained net income of the preceding two years. Based on these constraints, the Bank was not permitted to distribute any amount to the Company at March 31, 2009 or June 30, 2009.
11.	Net Loss Per Share
Net loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per-share data)	2009	2008	2009	2008
Numerator:
Net loss attributable to common shares	$(497,652)	$(16,184)	$(798,655)	$(11,676)

Denominator:
Average common shares outstanding — Basic	53,712	54,623	53,711	54,817
Effect of dilutive potential common shares	—	—	—	—

Average common shares outstanding — Diluted	53,712	54,623	53,711	54,817

Net loss per share:
Basic	$(9.27)	$(0.30)	$(14.87)	$(0.21)
Diluted	(9.27)	(0.30)	(14.87)	(0.21)
For the three and six months ended June 30, 2009, diluted net income per share excluded the impact of 2,323,791 potential common shares because the effect would have been antidilutive. For the three and six months ended June 30, 2008, diluted net income per share excluded the impact of 3,633,861 potential common shares because the effect would have been antidilutive.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
12.	Employee Benefit Plans
Corus maintains a noncontributory defined benefit pension plan. No contributions were made during the three and six months ended June 30, 2009 and 2008. Based on information provided by Corus’ actuary, Corus does not expect to be required to make contributions to its pension plan for the remainder of 2009.
Net periodic benefit cost was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Service cost	$253	$244	$522	$488
Interest cost	406	401	823	802
Expected gain on plan assets	(390)	(449)	(780)	(898)
Actuarial Loss	152	—	314	—

Net Periodic Benefit Cost	$421	$196	$879	$392

13.	Income Taxes
Corus’ effective tax rate for the three and six months ended June 30, 2009 was 0.0% and (0.1)%, respectively, as compared to 36.8% and 42.5% for the same periods in 2008. A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Valuation allowance	(36.6)	—	(36.7)	—
State taxes	1.6	1.6	1.6	6.1
Dividends received deduction	—	0.2	—	1.6
Other, net	—	—	—	(0.2)

Effective Rate	0.0%	36.8%	(0.1)%	42.5%

During the three and six months ended June 30, 2009, Corus recorded a net deferred tax asset (“DTA”) valuation allowance of approximately $182.1 million and $292.6 million, respectively. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to assess whether it is more likely than not that some portion or all of the company’s DTA will not be realized. The rules require that, to the extent that tax rules could potentially limit the ultimate realization of the DTA (generally through a “carryback” to prior year’s taxable income), the assets be written down. While the benefit of the DTA could still materialize in the future, accounting rules limit the extent to which a company can utilize projections of future income to support current DTAs.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
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
As of June 30, 2009, the net DTA, after the impact of the valuation allowance, was zero.
14.	Fair Value Measurements
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
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
Loans — Corus does not record loans at fair value on a recurring basis. As such, valuation techniques discussed below are primarily for estimating fair value for SFAS 107 disclosure purposes. However, we may be required, from time to time, to measure loans at fair value on a nonrecurring basis in accordance with GAAP. This occurs in situations where a loan is reviewed in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)” (“SFAS 114”) and the fair value of the loan is determined to be less than the recorded investment in the loan (a “shortfall”).
In accordance with SFAS 114, the fair value of a loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Considering the nature of Corus’ lending, the fair value of the collateral is the primary method utilized. Collateral valuations are based on either appraisals, adjusted appraisals or internally-developed valuation models.
The three valuation methodologies are defined as follows:
•
Appraised values are the appraisal amount minus costs to sell adjusted for additional collateral including earnest money deposits and guarantees. Appraised values are used when the appraisal is current (defined as being less than six months old) and there have been no unit sales to adjust for.

•
Adjusted appraised values are generally defined as appraisal value minus costs to sell plus additional collateral less the impact of sold units. Adjusted appraised values are used when units have been sold since the date of the last appraisal. In order to have a comparable value in the FAS 114 assessment (principal balance to collateral value) the appraised value is reduced for the number of units sold.

•
Internal estimate values are estimates based on management’s assumptions using an internally developed “bulk sale discount” model (minus costs to sell and may be adjusted for additional collateral if warranted). Internal estimate values are used when either there is no current appraisal or the appraisal on file is considered out of date.

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
Appraisals are reviewed for obsolescence each quarter and updated, at a minimum, annually on criticized assets. Criticized assets are those assets rated special mention, substandard, doutful or loss (regulatory classifications or definitions). If the last appraisal performed for the property is six months old or older, we will evaluate the assumptions in the appraisal at the end of each calendar quarter and assess if reappraisal is necessary. We also take into consideration the current economic environment, borrower performance, and potential changes in loan rating.
We also engage an independent third party appraiser to review all appraisals. The purpose of their third party review is to assess whether the original appraiser’s assumptions and final value on the property are reasonable and in conformity with market standards.
Given current market conditions and the low level of activity, management recognizes that observable transactions may not be representative of fair value. As a result, all three of the methodologies described above utilize fair value models which use unobservable inputs. More specifically, the unobservable inputs used in valuation models may include the extent to which presale buyers will ultimately close on their units, pricing (net of cost to sell) for the future sale of condominium units, a discount rate consistent with market conditions and the timeframe over which such sales may take place. In addition, to the extent that unit rentals can partially offset the cost to carry a project, occupancy percentages and rental rates are projected. Since Corus’ lending tends to be geographically concentrated, management has the benefit of observing data associated with many different loans in the same general location as a basis for deriving its estimates. Thus, even though appraised values are being used in some cases, these measurements are classified in Level 3 of the valuation hierarchy because of the unobservable inputs.
For purposes of the table found below the section titled “SFAS 107, Disclosures about Fair Value of Financial Instruments”, loans not impaired were valued based on the fair value of the collateral using either a recent appraisal received or an internal estimate. For internal estimates, a bulk sale discount model using a custom discount rate representative of current market conditions similar to that of impaired loans (for condominiums) or a “capitalized income” valuation (for other commercial real estate) were utilized. Variable-rate loans reprice at least quarterly, therefore the carrying value approximates fair value, adjusted for current liquidity and credit spreads (if necessary). The fair value of fixed-rate loans is based on the discounted amount of scheduled cash flows. Discount rates are determined using the Company’s pricing on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary).
OREO — OREO assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. The valuations are based on either appraisals or internally-developed models, both of which use unobservable inputs similar to that of the loan impairment assessments discussed above. Thus, these measurements are classified in Level 3 of the valuation hierarchy.
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
Financial Liabilities
Deposits without a stated maturity and Certificates of deposit — Deposit liabilities are carried at historical cost. SFAS 107 states that the fair value of deposits without a stated maturity, such as noninterest-bearing deposits, interest-bearing checking and money market and other savings, is equal to the amount payable on demand at the measurement date. The fair value of other time deposits (certificates of deposit) is calculated based on discounted contractual cash flows. Discount rates are selected using the rates that were offered nationally per Bankrate.com at the reporting date.
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis:

	Fair Value at June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Recurring basis:
Available-for-sale securities:
U.S. Government agencies	$—	$441,407	$—	$441,407
Other securities	2,937	1,635,175	—	1,638,112
Interest rate swap agreements	—	1,439	—	1,439

Total	$2,937	$2,078,021	$—	$2,080,958

Nonrecurring basis:
Loans, net	$—	$—	$1,657,921	$1,657,921
Other real estate owned	—	—	335,411	335,411

Total	$—	$—	$1,993,332	$1,993,332

The loans measured at fair value at June 30, 2009, are net of specific reserves of $98 million, but exclude costs to sell of $54 million. For the three and six months ended June 30, 2009, total losses of $415 million and $492 million, respectively, were recorded to reflect the fair value adjustments.
The OREO measured at fair value at June 30, 2009 exclude costs to sell of $13 million. For the three and six months ended June 30, 2009, total losses of $90 million and $134 million, respectively, were recorded to reflect the fair value adjustments. The amounts represent the fair value and related losses of OREO that was written down during the quarter and subsequent to its initial classification as OREO.

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
The following is a summary of fair value estimates as of June 30, 2009, for financial instruments, as defined by SFAS 107:

	June 30, 2009
	Carrying	Fair
(in thousands)	Amount	Value
Financial Assets
Cash and cash equivalents	$739,262	$739,262
Time deposits with banks	117,218	117,218
Available-for-sale securities	2,079,519	2,079,519
Loans, net	3,423,038	3,073,462
Other assets	1,439	1,439

Financial Liabilities
Deposits without a stated maturity	$1,983,583	$1,983,583
Certificates of deposit	5,075,862	5,115,347
Subordinated debentures relating to Trust Preferred Securities	417,786	11,750
Other borrowings	769	769

Unrecognized Financial Liabilities
Standby letters of credit	$5	$5
Unfunded loan commitments	—	732,606

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
15.	Derivatives
The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective January 1, 2009. The Company enters into certain derivative transactions primarily as part of its overall interest rate risk management process. Corus does not enter into derivative contracts for speculative purposes. Corus’ use of derivatives is limited to interest rate swaps which convert fixed rate brokered certificates of deposit to floating rate and are designated as fair value hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (“SFAS 133”). The swaps qualify for the shortcut method of accounting under SFAS 133. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed.
The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Consolidated Statements of Income under the caption “Interest Expense — Deposits”:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Change in fair value of interest rate swaps hedging brokered deposits	$372	$2,163	$762	$(1,254)
Change in fair value of brokered deposits — hedged item	(372)	(2,163)	(762)	1,254
The following table reflects the fair value hedges included in the Consolidated Balance Sheets:

	June 30, 2009		December 31, 2008		June 30, 2008
	Notional	Fair	Notional	Fair	Notional	Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value
Included in other assets:
Interest rate swaps related to brokered deposits	$64,000	$1,439	$92,500	$2,201	$159,003	$1,107

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
16.	Legal Proceedings
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
Corus and the individual defendants filed an unopposed motion to reassign the related, second-filed case to the judge assigned to the first-filed lawsuit, and that motion was granted. Subsequently, the other two cases were also reassigned to this judge. On June 17, 2009, the court entered an order naming a lead plaintiff for the consolidated cases and approving lead plaintiff’s choice of counsel. The court gave the lead plaintiff leave to file a consolidated, amended complaint and ordered that all other complaints would be dismissed upon the filing of the consolidated, amended complaint. The lead plaintiff filed its consolidated, amended complaint on August 3, 2009 naming only Corus and Messrs. Glickman and Taylor as defendants. Defendants intend to file a motion to dismiss the complaint. The court has set a briefing schedule on that motion and has scheduled the case for further status and ruling on the motion on November 13, 2009.
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

CORUS BANKSHARES, INC.
Notes to Consolidated Financial Statements — continued
17.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information:

	Six Months Ended
	June 30
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$128,606	$186,537
Income taxes	—	2,450
Noncash Investing and Financing Activities:
Loans transferred to other real estate owned	$233,318	$18,591
Loan charge-offs	536,221	19,178
Corus financed OREO sale	—	18,200

CORUS BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS SUMMARY
Corus Bankshares, Inc. (“Corus” or the “Company”), incorporated in Minnesota in 1958, is a former bank holding company registered under the Bank Holding Company Act of 1956. On Friday, September 11, 2009, Corus’ wholly-owned banking subsidiary, Corus Bank, N.A. (the “Bank”), was closed by the OCC and the FDIC was appointed as receiver of the Bank. Prior to then, Corus, through the Bank, was primarily focused on commercial real estate lending and deposit gathering. The third, and smaller, business of the Bank was servicing the check cashing industry.
Except as indicated otherwise, the discussion below is as of and for the period ended June 30, 2009 and includes the operations of the Bank, since the Bank had not been placed into receivership at that time. All future financial filings of the Company will exclude the operations of the Bank.
Please refer to Note 2 of the consolidated financial statements for a discussion of regulatory actions and developments, liquidity and going concern considerations.
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
Randy P. Curtis, currently Executive Vice President of the Company and Executive Vice President — Retail Banking of the Bank, will serve as interim President and Chief Executive Officer while the Board of Directors seeks a permanent successor. Mr. Curtis, age 50, was Senior Vice President-Retail Banking of the Bank from 1997 through 2005 and has been in his current position since 2005.
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
On June 16, 2009, the Board of Directors of the Company appointed Michael Minnaugh to serve as the Chief Financial Officer of the Company, effective as of June 15, 2009. At 49 years of age, Mr. Minnaugh has 25 years of accounting and financial management experience. He is currently a partner at Tatum, LLC and previously served as a consultant to The Financial Group, LLC from 2007 to 2008 and as the Treasurer of The Cleveland Clinic Health System from 2002 to 2007. Before that, Mr. Minnaugh held various positions with National City Corporation from 1991 to 2001, including Senior Vice President, Institutional Trust and Investment Services; Senior Vice President, Charitable and Endowment Services; Vice President and Controller of National City Bank; and Vice President, Mergers and Acquisitions.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
On August 18, 2009, Paula Manley gave notice of her resignation as First Vice President and Chief Accounting Officer of the Company, effective September 3, 2009. Ms. Manley is resigning to pursue other opportunities and not as a result of any dispute or disagreement with the Company regarding its financial reporting, accounting policies or any other matter. The Company does not currently intend to appoint a new Chief Accounting Officer. However, Michael Minnaugh, the Chief Financial Officer of Corus, has assumed the responsibilities of principal accounting officer for Corus following Ms. Manley’s departure.
RESULTS OF OPERATIONS
Corus reported a net loss for the three months ended June 30, 2009 of $497.7 million, or ($9.27) per diluted share, compared with a net loss of $16.2 million, or ($0.30) per diluted share, for the same period of 2008. For the six months ended June 30, 2009, the net loss was $798.7 million, or ($14.87) per share on a diluted basis, compared to a net loss of $11.7 million, or ($0.21) per share on a diluted basis in 2008.
Problem loans continue to grow as a result of the continuing nationwide downturn in the residential real estate market. Due to continued concerns about loan quality, Corus recorded a provision for credit losses of $344.0 million for the second quarter ended June 30, 2009, compared with $58.5 million during the same period of 2008. For the six months ended June 30, 2009, and 2008, the provision stood at $553.2 million and $95.3 million, respectively.
Further contributing to the Company’s net loss was the increase in the Company’s nonperforming assets to nearly $3.1 billion (including nearly $0.5 billion of other real estate owned), which drove the steep decline in the Company’s interest income. For the second straight quarter, the Company’s interest income was not enough to offset its interest expense.
As a direct result of the Company’s ongoing troubled condition, the Company’s noninterest expense has also continued to rise. Noninterest expense increased primarily due to costs associated with the Company’s foreclosed real estate, including impairment charges of $89.6 million and $134.3 million for the three and six months ended June 30, 2009, compared with zero and $2.9 million during the same periods in 2008. FDIC insurance, increased by $10.6 million and $14.9 million, respectively, compared to the three and six months ended June 30, 2008. Additionally, the Company has experienced increases in its expenses associated with regulatory compliance and audits, as well as legal and consulting fees.
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
For the three and six months ended June 30, 2009, Corus reported net interest losses of $21.0 million and $27.4 million, respectively, and a NIM of (1.20)% and (0.75)%, respectively. These results represent significant declines from the same periods in 2008 when Corus reported net interest income of $25.5 million and $72.4 million, respectively, and a NIM of 1.16% and 1.65%, respectively.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The primary driver behind the net interest loss and decline in Corus’ NIM continues to be the significant growth in nonperforming assets, as a result of the continued deteriorating conditions in the housing market. Nonperforming assets consist of nonperforming loans (i.e. nonaccrual, past due 90 days or more, and troubled debt restructurings) and other real estate owned. While, under certain limited circumstances, Corus recognizes income on nonaccrual loans, in general this pool of assets earns essentially no income, which has a dramatic downward impact on the NIM. During the three and six months ended June 30, 2009, nonperforming assets averaged $3.3 billion and $2.9 billion, respectively, compared to $789 million and $628 million for the same periods in 2008.
The Company saw a decrease on rates paid on interest-bearing deposits, consistent with the FDIC rate restrictions discussed in detail in Note 1 to the consolidated financial statements. However, the cost of deposits did not decline at nearly the rate that the yield on loans and investments did.
Finally, a decrease in loan points and fee income also contributed to the net interest loss. Loan points and fee income for the three and six months ended June 30, 2009 were $2.4 million and $7.6, respectively, as compared to $13.7 million and $28.6 million during the same respective periods of 2008.
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
When a loan is placed on nonaccrual status, previously accrued but uncollected interest is generally reversed against interest income. One exception relates to interest which has been capitalized into the loan principal balance through an interest reserve. Interest capitalized into the loan balance via interest reserve prior to the nonaccrual date is not reversed. This capitalized interest is considered part of the loan’s principal and, to the extent necessary, reserved for through the Allowance for Loan Losses. See further detail on the negative impact of nonaccrual loans on Corus’ interest income within Note 6 to the consolidated financial statements.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Average Balance Sheets and Net Interest Margin

	Three Months Ended June 30
	2009			2008
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$2,930,968	$13,211	1.83%	$4,321,794	$31,512	2.93%
Loans, net of unearned income	1,353,808	24,380	7.30%	3,813,658	80,333	8.47%
Nonaccrual loans	2,818,823	521	0.07%	754,957	88	0.05%

Total earning assets	7,103,599	38,112	2.18%	8,890,409	111,933	5.06%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	66,769			110,193
Allowance for loan losses	(333,631)			(88,117)
Other real estate owned	520,695			34,442
Premises and equipment, net	32,761			31,171
Taxes receivable and other assets	230,573			94,381

Total Assets	$7,620,766			$9,072,479

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,026,103	$46,672	3.77%	$5,273,809	$62,012	4.73%
Money market deposits	1,537,898	7,922	2.09%	1,742,489	16,124	3.72%
NOW deposits	164,499	373	0.92%	251,582	1,272	2.03%
Brokered certificates of deposit	86,866	317	1.48%	160,059	1,161	2.92%
Savings deposits	102,685	126	0.50%	121,032	150	0.50%

Total interest-bearing deposits	6,918,051	55,410	3.25%	7,548,971	80,719	4.30%
Subordinated debentures relating to Trust Preferred Securities	414,823	3,692	3.61%	404,647	5,224	5.19%
Other borrowings (2)	529	—	0.00%	40,870	449	4.42%

Total interest-bearing liabilities	7,333,403	59,102	3.27%	7,994,488	86,392	4.35%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	203,585			259,342
Other liabilities	129,993			48,755
Shareholders’ equity	(46,215)			769,894

Total Liabilities and Shareholders’ Equity	$7,620,766			$9,072,479

Earning assets	$7,103,599	$38,112	2.18%	$8,890,409	$111,933	5.06%
Interest-bearing liabilities	$7,333,403	59,102	3.27%	$7,994,488	86,392	4.35%

Net interest spread		$(20,990)	(1.09)%		$25,541	0.71%

Net interest margin			(1.20)%			1.16%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)
Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities, FDIC insured bank notes, equity securities, and federal funds sold. Dividends on the equity securities portfolio include a tax equivalent adjustment of $6,000 for 2009 and $53,000 for 2008, respectively.

(2)	Other borrowings may include federal funds purchased.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Average Balance Sheets and Net Interest Margin

	Six Months Ended June 30
	2009			2008
		Interest,			Interest,
	Average	Points & Fees,	Yield/	Average	Points & Fees,	Yield/
(in thousands)	Balance	and Dividends	Cost	Balance	and Dividends	Cost
Assets
Earning Assets:
Liquidity management assets (1)	$3,192,230	$33,555	2.12%	$4,313,008	$74,663	3.48%
Loans, net of unearned income	1,734,146	63,427	7.38%	3,983,945	180,896	9.13%
Nonaccrual loans	2,431,511	929	0.08%	590,686	502	0.17%

Total earning assets	7,357,887	97,911	2.68%	8,887,639	256,061	5.79%
Noninterest-earning assets:
Cash and due from banks — noninterest-bearing	73,996			107,215
Allowance for loan losses	(302,095)			(79,641)
Other real estate owned	505,152			29,254
Premises and equipment, net	33,024			37,805
Taxes receivable and other assets	238,103			91,276

Total Assets	$7,906,067			$9,073,548

Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
Retail certificates of deposit	$5,067,601	$96,718	3.85%	$5,351,790	$130,808	4.92%
Money market deposits	1,618,359	18,732	2.33%	1,632,505	32,305	3.98%
NOW deposits	173,111	873	1.02%	251,618	2,704	2.16%
Brokered certificates of deposit	95,390	851	1.80%	179,030	3,486	3.92%
Savings deposits	106,476	259	0.49%	121,529	302	0.50%

Total interest-bearing deposits	7,060,937	117,433	3.35%	7,536,472	169,605	4.53%
Subordinated debentures relating to Trust Preferred Securities	412,791	7,841	3.83%	404,647	12,291	6.11%
Other borrowings (2)	411	—	0.00%	45,271	1,250	5.55%

Total interest-bearing liabilities	7,474,139	125,274	3.38%	7,986,390	183,146	4.61%
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing deposits	209,900			250,494
Other liabilities	111,522			50,533
Shareholders’ equity	110,506			786,131

Total Liabilities and Shareholders’ Equity	$7,906,067			$9,073,548

Earning assets	$7,357,887	$97,911	2.68%	$8,887,639	$256,061	5.79%
Interest-bearing liabilities	$7,474,139	125,274	3.38%	$7,986,390	183,146	4.61%

Net interest spread		$(27,363)	(0.70)%		$72,915	1.18%

Net interest margin			(0.75)%			1.65%

Tax equivalent adjustments are based on a federal income tax rate of 35%.

(1)
Liquidity management assets primarily include time deposits with banks, U.S. Government agency securities, FDIC insured bank notes, equity securities, and federal funds sold. Dividends on the equity securities portfolio include a tax equivalent adjustment of $13,000 for 2009 and $498,000 for 2008, respectively.

(2)	Other borrowings may include federal funds purchased.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
NONINTEREST INCOME
For the three and six months ended June 30, 2009, noninterest income decreased by $15.5 million and $26.6 million, compared to the three and six months ended June 30, 2008. The fluctuations from period to period are primarily the result of securities gains and losses as detailed below. Excluding securities gains, noninterest income decreased by $0.3 million and $0.8 million for each of the respective periods, as shown below.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Securities gains/(losses), net	$—	$15,130	$273	$26,108
Service charges on deposit accounts	1,919	2,222	4,031	4,708
Other income	843	867	1,707	1,811

Total Noninterest Income	$2,762	$18,219	$6,011	$32,627

Noninterest Income, Excluding Securities gains/(losses), net	$2,762	$3,089	$5,738	$6,519

NONINTEREST EXPENSE
For the three and six months ended June 30, 2009, noninterest expense increased by $124.7 million and $193.6 million, as compared to the three and six months ended June 30, 2008. The significant fluctuation was primarily due to the increase in net OREO expense, as well as the expenses incurred in association with pending foreclosure (“protective advances”). Various other factors also contributed to the year over year fluctuations, but to a lesser extent.
In connection with management’s quarterly review of the valuation of the OREO portfolio, the Company recorded impairment charges of $89.6 million and $134.3 million relating to certain OREO properties for the three and six months ended June 30, 2009, compared with zero and $2.9 million during the same periods in 2008.
The Company incurred OREO operating expenses of $15.5 million and $27.9 million during the three and six months ended June 30, 2009, which were an increases of $15.0 million and $26.4 million compared to the same periods in 2008. Further, the Company acquired four new properties during the second quarter of 2009 (ten for the six months ended June 30, 2009) and incurred increases in protective advance expenses of $10.0 million and $20.6 million on certain pending foreclosures, compared to the three and six months ended June 30, 2008. The various expenses associated with maintaining these properties include real estate taxes, construction expenses, repairs and maintenance, utilities, insurance, and other property related expenses. Partially offsetting the OREO expense is operating income totaling $3.6 million and $5.9 million for the three and six months ended June 30, 2009. The income relates to rental income earned from various properties owned. (See the “OREO” section for additional details.)
Also contributing to the increase in noninterest expense during the three and six months ended June 30, 2009, was an increase in deposit insurance of $10.6 million and $14.9 million compared to the same periods in 2008. The increase was primarily the result of a special assessment from the FDIC in order to rebuild the deposit insurance fund. Premiums also increased because of the troubled condition of the Company. Please read Note 2 to the Company’s consolidated financial statements for a detailed discussion regarding the Company’s troubled condition.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Additionally, as a direct result of the Company’s troubled condition, legal and professional fees increased during the three and six months ended June 30, 2009 by $4.5 million and $8.6 million compared to the same periods in 2008. The increase was primarily due to legal expenses associated with various legal matters and/or reviews, including pending lawsuits and foreclosure proceedings.
INCOME TAXES
During the second quarter of 2009, Corus did not record any income tax expense resulting in an effective tax rate of 0.0% as compared to an income tax benefit of $(9.4) million and effective tax rate of 36.8% for the same period in 2008. For the six months ended June 30, 2009, Corus recorded income tax expense of $0.4 million resulting in an effective tax rate of (0.1)% as compared to an income tax benefit of $(8.6) million and effective tax rate of 42.5% for the same period in 2008.
The decrease in effective tax rate is due primarily to the deferred tax asset valuation allowance recorded during the three and six months ended June 30, 2009 of $182.1 million and $292.6 million, respectively. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to reduce the carrying amounts of deferred tax assets if, based on the available evidence, it is not “more likely than not” that such assets will be realized. Management periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets. Evidence considered includes the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods, forecasts of future profitability and tax-planning strategies that may be implemented to increase the likelihood that deferred tax assets will be realized. If, after this periodic assessment, management determines that the realization of the deferred tax assets does not meet the “more likely than not” criteria, a valuation allowance is recorded, thereby reducing the deferred tax assets.
Corus’ net deferred tax asset was zero, after the impact of the valuation allowance, at June 30, 2009.
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
As of June 30, 2009, all 93 projects where Corus provided financing (with total commitments of $1 million or more) had an equity investor involved in the project. Of these 93 loans, 44 also involved a third-party mezzanine lender as part of the deal, which is 47% of the outstanding loans.
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
Originations
Corus did not originate any new commercial real estate loans in the first half of 2009. Furthermore, effective February 18, 2009, under the terms of the Consent Order, prior to resuming commercial real estate loan originations or engaging in any new products or services, the Company must develop a new strategic plan that is satisfactory to the OCC.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Including unfunded commitments of $0.8 billion, the portfolio totals $4.5 billion as of June 30, 2009, as detailed below:

	Total Loan Commitments
	(funded balance + unfunded commitments)
	June 30	December 31	June 30
(in millions)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$2,986	$4,041	$5,765
Conversion	70	175	312
Inventory	49	49	60

Total condominium	3,105	4,265	6,137
Other commercial real estate:
Office	654	659	656
Rental apartment	550	603	524
Hotel	90	172	204
Other	19	23	25
Loans less than $1 million	5	7	9

Total commercial real estate	4,423	5,729	7,555
Commercial	39	52	47
Residential real estate and other	16	15	17

Loans, net of unearned income	$4,478	$5,796	$7,619

Mezzanine loans included in total commercial real estate(1)	$11	$48	$138

(1)	These loans are all subordinate to Corus first mortgage loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Commercial Real Estate Commitment Rollforward
The table below presents a rollforward of the total commitment of the Company’s commercial real estate loans:

	2009
(in millions)	1Q	2Q	Year to Date
Beginning Total Commitment	$5,729	$5,357	$5,729
Originations (1)	—	—	—
Paydowns/Payoffs	(141)	(221)	(362)
Loan charge-offs	(81)	(455)	(536)
Transfers to OREO	(140)	(103)	(243)
Other	(10)	(155)	(165)

Ending Total Commitment	$5,357	$4,423	$4,423

(1)	Originations include commitment increases to existing loans.
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
The table below presents the various reclassifications (in total commitment):

	2009
(in millions)	1Q	2Q	Year to Date
Reclassification From:
Condominium	$(54)	$—	$(54)
Rental apartment	(47)	—	(47)

Total Reclassification From	(101)	—	(101)
Reclassification To:
Rental apartment	54	—	54
Condominium	47	—	47

Total Reclassification To	$101	$—	$101

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following table details the composition of Corus’ outstanding loans:

	Funded Loan Balances
	June 30	December 31	June 30
(in millions)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$2,479	$2,884	$3,493
Conversion	70	172	305
Inventory	49	49	59

Total condominium	2,598	3,105	3,857
Other commercial real estate:
Rental apartment	498	478	390
Office	437	348	274
Hotel	81	42	46
Other	19	22	23
Loans less than $1 million	4	5	8

Total commercial real estate	3,637	4,000	4,598
Commercial	31	40	33
Residential real estate and other	15	13	15

Loans, net of unearned income	$3,683	$4,053	$4,646

Mezzanine loans included in total commercial real estate (1)	$9	$44	$129

(1)	These loans are all subordinate to Corus first mortgage loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following tables provide a breakdown of Corus’ commercial real estate loan portfolio by size and geographic distribution:
Commercial Real Estate Loan Portfolio By Size

	Total Commitment as of June 30, 2009(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
$180 million and above	1	(2)	$90	—	$—	—	(2)	$90	1	$180
$140 million to $180 million	2		334	1	144	—		—	3	478
$100 million to $140 million	7	(2)	791	2	218	—	(2)	44	9	1,053
$60 million to $100 million	11		907	3	239	3		208	17	1,354
$20 million to $60 million	19		741	1	53	8		254	28	1,048
$1 million to $20 million	28		242	—	—	7		63	35	305
Loans less than $1 million	—		—	—	—	NM		5	NM	5

Total	68		$3,105	7	$654	18		$664	93	$4,423

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)
As of June 30, 2009, Corus had two loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories. However, with respect to the “#” of loans, the loans have been included with condominium loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Commercial Real Estate Loan Portfolio By Major Metropolitan Area

	Total Commitment as of June 30, 2009(1)
	Total					Other
	Condominium			Office		CRE			Total
(dollars in millions)	#		Amount	#	Amount	#		Amount	#	Amount
Florida:
Miami/Southeast Florida	14		$714	—	$—	2		$25	16	$739
Tampa	2		36	—	—	1		73	3	109
Other Florida	2		14	—	—	3		72	5	86

Florida Total	18		764	—	—	6		170	24	934

California:
Los Angeles	9	(4)	582	1	85	3	(4)	150	13	817
San Diego	2		40	—	—	2		89	4	129
San Francisco	1	(4)	72	—	—	—	(4)	44	1	116

California Total	12		694	1	85	5		283	18	1,062

Washington, D.C.(2)	5		115	6	569	—		—	11	684

Atlanta	7		308	—	—	2		42	9	350

Chicago	3		209	—	—	3		75	6	284

New York City	7		262	—	—	—		—	7	262

Las Vegas	3		87	—	—	1		24	4	111

Hawaii	1		168	—	—	—		—	1	168

Other (3)	12		498	—	—	1		65	13	563

Loans less than $1 million	—		—	—	—	NM		5	NM	5

Total	68		$3,105	7	$654	18		$664	93	$4,423

NM — Not Meaningful

(1)	Includes both funded and unfunded commitments and letters of credit.

(2)	Includes northern Virginia and Maryland loans.

(3)	Includes 12 metropolitan areas, none of which exceeds three percent of the total.

(4)
As of June 30, 2009, Corus had two loans secured by properties best described as “mixed use.” The underlying collateral included a condominium component combined with either a hotel or apartments. For presentation purposes, the commitment amount has been split between the appropriate categories however with respect to the “#” of loans, the loans have been included with condominium loans.

Other CRE includes $550 million in rental apartment commitments, one hotel loan ($90 million commitment in Los Angeles), and four other smaller loans.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The following table provides the remaining number of condominium units available for sale by geographic location and by completion status in buildings collateralizing Corus’ condominium loans:
Remaining Condominium Units By Major Metropolitan Area

	As of June 30, 2009
			Expected Completion Timeframe
	Total	Completed	0-6 Months	6-12 Months	> 12 Months
	#	#	#	#	#
Florida:
Miami/Southeast Florida	2,816	1,536	1,280	—	—
Tampa	727	727	—	—	—
Other Florida	164	164	—	—	—

Florida Total	3,707	2,427	1,280	—	—

California:
Los Angeles	1,093	696	397	—	—
San Diego	143	143	—	—	—
San Francisco	187	—	—	187	—

California Total	1,423	839	397	187	—

Washington, D.C.(1)	427	227	200	—	—

Atlanta	1,202	417	401	—	384

Chicago	561	28	332	201	—

New York City	481	282	9	83	107

Las Vegas	683	683	—	—	—

Hawaii	291	—	—	291	—

Other	1,977	1,267	618	92	—

Total	10,752	6,170	3,237	854	491

(1)	Includes northern Virginia and Maryland loans.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings collateralizing Corus’ completed condominium loans:

	Unit Sales Associated Completed Projects
		Units
	# of	Total		Remaining at June 30, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	11	2,606	826	841	939
Tampa	2	1,164	437	—	727
Other Flordia	2	444	280	13	151

Florida Total	15	4,214	1,543	854	1,817

California:
Los Angeles	8	904	159	217	528
San Diego	2	282	139	11	132

California Total	10	1,186	298	228	660

Washington D.C. (2)	4	461	234	14	213

Atlanta	6	1,182	364	152	666

Chicago	1	232	204	14	14

New York City	4	564	282	152	130

Las Vegas	3	1,162	479	198	485

Other	9	2,248	981	245	1,022

Total	52	11,249	4,385	1,857	5,007

(1)	Represents number of units that are under contract to be sold.

(2)	Includes northern Virginia and Maryland loans.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings under construction collateralizing Corus’ condominium loans:

	Unit Sales Associated with Projects Under Construction
		Units
	# of	Total		Remaining at June 30, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	3	1,078	42	785	251

California:
Los Angeles	1	348	—	—	348
San Francisco	1	187	—	—	187

California Total	2	535	—	—	535

Washington D.C. (2)	1	200	—	52	148

Atlanta	1	425	41	22	362

Chicago	2	534	1	233	300

New York City	3	199	—	—	199

Hawaii	1	291	—	70	221

Other	3	712	2	62	648

Total	16	3,974	86	1,224	2,664

(1)	Represents number of units that are under contract to be sold.

(2)	Includes northern Virginia and Maryland loans.

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
The table below presents a summary of cost overruns associated with construction loans still outstanding at June 30, 2009:

(dollars in millions)	Cost Overruns
Source	Amount	Percentage
Equity/Guarantors	$124	33%
Mezzanine Lenders	87	23%
Corus	69	19%
Other	26	7%
Unidentified	65	18%

Total	$371	100%

Total commitment of construction loans	$3,999
Overruns as a % of total commitment	9.28%
The Other category consists primarily of funds provided from portions of earnest money deposits relating to sales of individual condominium units which occurred after the loan was closed. The Unidentified category consists primarily of overruns where it was not yet determined who would cover the cost.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
ASSET QUALITY
Asset Quality Measures

	June 30	December 31	June 30
(dollars in thousands)	2009	2008	2008
Total Nonperforming Loans (NPLs)	$2,619,295	$2,036,503	$884,407
OREO	$462,912	$408,987	$24,824
Total Nonperforming Assets (NPLs + OREO)	$3,082,207	$2,445,490	$909,231
NPLs / Total Loans	71.12%	50.25%	19.04%
Potential Problem Loans	$825,759	$1,106,720	$554,312
Allowance for Loan Losses	$259,652	$269,357	$144,989
Allowance for Loan Losses / Total Loans	7.05%	6.65%	3.12%
Liability for Credit Commitment Losses	$62,571	$35,550	$8,350
Nonperforming Assets

	June 30	December 31	June 30
(in thousands)	2009	2008	2008
Nonaccrual
Condominium:
Construction	$1,888,563	$1,648,712	$650,423
Conversion	72,525	136,298	61,636
Inventory	44,046	44,046	—

Total condominium	2,005,134	1,829,056	712,059
Other commercial real estate:
Rental apartment	463,063	156,831	118,371
Hotel	80,820	—	—
Office	50,599	39,354	—
Other	15,646	—	—

Total commercial real estate	2,615,262	2,025,241	830,430
Commercial	—	846	28
Residential real estate and other	—	—	—

Total nonaccrual	2,615,262	2,026,087	830,458
Loans 90 days or more past due	4,033	1,707	2,989
Troubled debt restructurings (1)	—	8,709	50,960

Total Nonperforming Loans	2,619,295	2,036,503	884,407
OREO	462,912	408,987	24,824

Total Nonperforming Assets	$3,082,207	$2,445,490	$909,231

(1)	To the extent not included in either nonaccrual or loans 90 days or more past due.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Asset Quality Overview
Problem loans continue to grow as a result of the continuing nationwide downturn in the residential real estate market. Looking at our largest markets (Miami, Los Angeles, Atlanta, Las Vegas, New York City, Washington D.C., Chicago, San Diego, and Phoenix), we find that sales of condominiums have dropped dramatically. Specifically, looking at the most recent market data obtained by the Company, year over year declines in condominium units sold were as high as 46% in some of our markets.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Nonaccrual Commercial Real Estate Loans
Corus’ general practice is to place a loan on nonaccrual status when it deteriorates such that collection of all principal and interest is no longer expected. In addition, a loan will be placed in nonaccrual status if the loan is past due for a period of 90 days or more, unless the loan is both well-secured and in the process of collection. For a loan to be “in process of collection,” the timing and amount of repayment must be reasonably certain.
As of June 30, 2009, balances outstanding on nonaccrual loans totaled $2.6 billion, which were exclusively commercial real estate loans. Balances of the nonaccrual commercial real estate loans at June 30, 2009 are listed below by major metropolitan area:

	Nonaccrual Commercial Real Estate Loans as of June 30, 2009
	Condominium				Other CRE				Total
			Funded	Total			Funded	Total		Funded	Total
(dollars in millions)	#		Balance	Commitment	#		Balance	Commitment	#	Balance	Commitment
Florida:
Miami	13		$667	$701	2		$25	$25	15	$692	$726
Tampa	2		36	36	1		69	73	3	105	109
Other Florida	2		14	14	2		48	60	4	62	74

Florida Total	17		717	751	5		142	158	22	859	909

Los Angeles	9	(1)	531	578	3	(1)	141	150	12	672	728
San Diego	2		40	40	2		89	89	4	129	129

California Total	11		571	618	5		230	239	16	801	857

Atlanta	5		253	303	2		40	42	7	293	345

Hawaii	1		92	168	—		—	—	1	92	168

Chicago	1		69	81	1		72	72	2	141	153

Washington D.C.	3		53	54	1		50	81	4	103	135

Las Vegas	3		83	84	1		23	25	4	106	109

Other	6		167	227	1		53	64	7	220	291

Total	47		$2,005	$2,286	16		$610	$681	63	$2,615	$2,967

(1)
The underlying collateral included a condominium component combined with a hotel. The commitment amount has been split between the appropriate categories. With respect to the “#” of loans, the loan has been included with condominium loans.

The amounts in the table above for the nonaccrual commercial real estate loans are presented net of $730 million in cumulative charge-offs. In addition, the allowance for loan losses as of June 30, 2009 includes associated specific reserves of $98 million.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below presents a rollforward of the balance of nonaccrual commercial real estate loans for the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
	Funded	Total	Funded	Total
(in millions)	Balance	Commitment	Balance	Commitment
Beginning Amount	$1,981	$2,191	$2,025	$2,361
Additions	1,185	1,406	1,287	1,515
Subtractions:
Loan charge-offs	(455)	(455)	(536)	(536)
Transferred to OREO	(98)	(103)	(233)	(243)
Balance changes	2	(72)	113	(89)

Ending Amount at June 30, 2009	$2,615	$2,967	$2,615	$2,967

Subsequent to June 30, 2009, the Company has foreclosed or is in the process of foreclosing seven of the nonaccrual loans as detailed later in this report.
When a loan is placed on nonaccrual, interest income is generally not recognized. Any payments received are typically recorded as a reduction in principal. The table below illustrates the negative impact of nonaccrual loans on Corus’ interest income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2008	2007
Gross amount of interest that would have been recorded at the original rate	$51,254	$15,111	$89,667	$23,916
Interest that was recognized in income	521	88	929	502

Negative impact (foregone interest)	$50,733	$15,023	$88,738	$23,414

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Cost Overruns on Nonaccrual Loans
As discussed earlier, many projects experience cost overrun issues. While Corus’ preference is that either the equity investors or the mezzanine lender (to the extent there is one) fund the cost overruns, Corus may ultimately have to do so. As of June 30, 2009 there were 63 nonaccrual loans, 21 of which experienced cost overruns at least partially funded by Corus. The table below summarizes the extent to which Corus continued providing funds to those 21 loans subsequent to the loan becoming nonaccrual:

	Loans with Cost Overruns
	Listed as Nonaccrual
		As of June 30, 2009
		Funded	Total	Amount Funded
(dollars in millions)	#	Balance	Commitment	while on Nonnaccrual
Florida
Miami	7	$223	$232	$20
Tampa	1	69	72	1
Other Florida	1	3	3	1

California Total	9	295	307	22

California:
Los Angeles	4	214	221	46
San Diego	1	12	12	1

California Total	5	226	233	47

Las Vegas	3	83	84	19

Phoenix/Scottsdale	1	42	45	2

Houston	1	41	41	3

Washington, D.C.	1	33	33	4

Atlanta	1	3	3	1

Total	21	$723	$746	$98

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
Remaining Nonaccrual Condominium Units Available For Sale By Major Metropolitan Area

	As of June 30, 2009
		Units
				Expected Completion Timeframe
	Loans	Total	Completed	0-6 Months	6-12 Months	> 12 Months
	#	#	#	#	#	#
Florida:
Miami/Southeast Florida	13	2,719	1,439	1,280	—	—
Tampa	2	727	727	—	—	—
Other Florida	2	164	164	—	—	—

Florida Total	17	3,610	2,330	1,280	—	—

California:
Los Angeles	9	1,093	696	397	—	—
San Diego	2	143	143	—	—	—

California Total	11	1,236	839	397	—	—

Atlanta	5	1,115	330	401	—	384

Las Vegas	3	683	683	—	—	—

Phoenix/Scottsdale	1	187	187	—	—	—

Chicago	1	332	—	332	—	—

Washington D.C.	3	161	161	—	—	—

New York City	2	117	10	—	—	107

Hawaii	1	291	—	—	291	—

Other	3	624	532	—	92	—

Total	47	8,356	5,072	2,410	383	491

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Unit Sales of Condominium Projects Associated with Nonaccrual Loans
The table below provides details regarding the unit presales and closings in completed condominium buildings collateralizing Corus’ nonaccrual loans:

	Unit Sales Associated with Nonaccrual Completed Projects
		Units
	# of	Total		Remaining at June 30, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Florida:
Miami/Southeast Florida	10	2,299	616	798	885
Tampa	2	1,164	437	—	727
Other	2	444	280	13	151

Florida Total	14	3,907	1,333	811	1,763

California:
Los Angeles	8	904	159	217	528
San Diego	2	282	139	11	132

California Total	10	1,186	298	228	660

Atlanta	4	841	110	117	614

Las Vegas	3	1,162	479	198	485

Phoenix/Scottsdale	1	196	9	81	106

Washington D.C.	3	278	117	6	155

New York City	1	25	15	—	10

Other	2	744	212	85	447

Total	38	8,339	2,573	1,526	4,240

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The table below provides details regarding the unit presales and closings in condominium buildings under construction collateralizing Corus’ nonaccrual loans:

	Unit Sales Associated with Nonaccrual Projects Under Construction
		Units
	# of	Total		Remaining at June 30, 2009
	Loans	Project	Closed	Presold(1)	Not Presold
Miami/Southeast Florida	3	1,078	42	785	251

Atlanta	1	425	41	22	362

Los Angeles	1	348	—	—	348

Chicago	1	333	1	140	192

Hawaii	1	291	—	70	221

New York City	1	107	—	—	107

Other	1	92	—	22	70

Total	9	2,674	84	1,039	1,551

While Corus has completion guarantees on each of the nine loans still under construction, in the event of significant cost overruns, we consider the financial strength of most of the guarantors to be weak. Corus considers only two of the completion guarantees to be viable. Even though construction is mostly complete on these properties, we do not expect the other guarantors to be willing or able to honor the guarantee if there are significant cost overruns.
We obtain personal guarantees for partial loan repayment for various loans in our portfolio. However, out of our 63 nonaccrual loans, we assigned value to only two of the loans’ guarantees. The total value assigned was $6.0 million.

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
The table below compares the remaining outstanding balance (net of any charge-offs) of Corus’ nonaccrual loans to the fair value of the underlying collateral as well as the method in which the fair value was determined:

				Collateral		Method in which
		Current		Shortfalls		Fair Value Determined
		Funded	Fair Value of	(i.e., Specific	Cumulative		Adjusted	Internal
(dollars in millions)	#	Balance	Collateral	Reserves)	Charge-Offs	Appraisal	Appraisal	Estimate
Florida:
Miami	15	$692	$733	$13	$393	6	4	5
Tampa	3	105	108	—	43	2	—	1
Other Florida	4	62	73	—	31	—	—	4

Florida Total	22	859	914	13	467	8	4	10

Los Angeles	12	672	921	24	15	7	1	4
San Diego	4	129	138	3	9	3	1	—

California Total	16	801	1,059	27	24	10	2	4

Atlanta	7	293	328	6	120	3	3	1

Hawaii	1	92	136	21	—	1	—	—

Chicago	2	141	139	15	—	2	—	—

Washington, D.C.	4	103	176	—	8	3	—	1

Las Vegas	4	106	107	5	68	2	1	1

Other	7	220	280	11	43	2	—	5

Total	63	$2,615	$3,139	$98	$730	31	10	22

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Further Details Related to Nonaccrual Loans
Borrowers are experiencing financial distress as a direct result of the dramatic economic downturn. In order for developers to be successful in building condominium projects, it is important that they sell the individual condominium units shortly after construction is completed. Developer profits on a project can quickly dissipate due to the “carry” costs if the sellout period extends beyond what was originally anticipated. Unanticipated declines in selling prices magnify the impact such that developers can quickly come to the conclusion that after paying off creditors, there is not likely to be anything left for them. Sales pace and pricing combined with difficulties obtaining incremental financing to support the project as needed present the borrower with a difficult situation. It is typically at this point that a developer discontinues supporting the loan and the loan becomes a candidate for nonaccrual treatment. Importantly, management is continuously monitoring each loan in the loan portfolio and will place a loan on nonaccrual when collection of principal and interest is in question. Specifically, in accordance with regulatory and accounting rules, and Bank policy, management will place a loan in nonaccrual status when payment in full of principal or interest is not expected, or when principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Other Real Estate Owned (“OREO”)
The remaining component of nonperforming assets is OREO, which consists of 19 properties as of June 30, 2009 and is listed below by geographic distribution and by type of collateral at the time of possession:

	Other Real Estate Owned as of June 30, 2009
	Condominium
	Construction		Conversion		Other		Total
(dollars in thousands)	#	Amount	#	Amount	#	Amount	#	Amount
Florida:
Miami/Southeast Florida	1	$51,897	—	$—	—	$—	1	$51,897
Tampa	—	—	1	4,053	—	—	1	4,053
Orlando	—	—	1	7,586	—	—	1	7,586
Panama City	1	79,577	—	—	—	—	1	79,577

Florida Total	2	131,474	2	11,639	—	—	4	143,113
California:
Los Angeles	1	33,181	—	—	—	—	1	33,181
San Diego	3	44,875	—	—	—	—	3	44,875

California Total	4	78,056	—	—	—	—	4	78,056
Reno	1	59,988	—	—	—	—	1	59,988
Las Vegas	3	94,931	—	—	—	—	3	94,931
Phoenix/Scottsdale	1	29,377	3	18,992	—	—	4	48,369
Boston	—	—	—	—	1	21,857	1	21,857
Atlanta	1	11,880	—	—	—	—	1	11,880
Chicago	—	—	—	—	1	4,720	1	4,720

Total	12	$405,706	5	$30,631	2	$26,577	19	$462,914

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Projects to be Sold in Bulk
Eleven OREO properties are currently being marketed for bulk sale. All but one of the properties is ready for occupancy and five of the eleven properties are currently being operated as rental properties.
The table below summarizes these eleven properties:

OREO Projects to be Sold in Bulk as of June 30, 2009
(dollars in thousands)				If rented,	Carry Value at
Location	Property Type	OREO Date	Total Units	Occupancy %	June 30, 2009
Los Angeles	Condo — Construction	10/10/2008	100	NA	$33,181
Phoenix	Condo — Constversion	10/7/2008	186	53%	11,406	(1)
Tampa	Condo — Constversion	11/14/2008	199	95%	4,053
Orlando	Condo — Constversion	11/14/2008	219	84%	7,586
Phoenix	Condo — Constversion	3/24/2009	74	15%	4,526
Chicago	Office	12/27/2006	NA	NA	4,720
Phoenix	Condo — Constversion	3/24/2009	37	16%	3,060	(1)
San Diego	Condo — Conversion	4/7/2009	58	47%	9,136
Boston	Multi-purpose	4/28/2009	TBD	32%	21,857
Scottsdale	Condo — Construction	6/9/2009	74	8%	29,377
Las Vegas	Condo — Construcion	6/12/2009	248	0%	37,250

Total					$166,152

NA — Not applicable

(1)	Property sold subsequent to June 30, 2009.
Projects to be Sold as Individual Units
There are eight OREO properties that are currently being sold as condominiums, on a unit-by-unit basis.

OREO Projects to be Sold as Individual Units as of June 30, 2009
			Estimated	Estimated
(dollars in thousands)			Completion	Cost to	Total	Units	Carry Value at
Location	Property Type	OREO Date	Timeframe	Complete	Units(1)	Sold(1)	June 30, 2009
Panama City	Condo — Construction	9/11/2008	NA	$3,147	700	1	$79,577
Reno	Condo — Construction	12/29/2008	NA	—	380	30	59,988
Miami/Southeast Florida	Condo — Construction	11/7/2008	NA	—	396	43	51,897
Las Vegas	Condo — Construction	2/5/2009	1-3 Months	181	305	1	47,713
San Diego	Condo — Construction	1/8/2009	NA	—	77	27	17,868
San Diego	Condo — Construction	3/11/2008	NA	—	180	61	17,871
Atlanta	Condo — Construction	12/2/2008	NA	—	163	74	11,880
Las Vegas	Condo — Construction	2/11/2009	NA	—	61	5	9,966

Total				$3,328	2,262	242	$296,760

NA — Not applicable as building is complete.

(1)	Represents the total number of units that were taken into OREO. Does not include units sold by devloper prior to the property becoming OREO.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
In addition to the above mentioned properties, the Company is in process of taking possession of nine other properties collateralizing our loans. All of the loans have been classified as nonaccrual and have a total commitment of $221.9 million. The table below illustrates the geographical distribution of the loans in process of foreclosure in terms of funded balance:

	Loans in Process of Foreclosure
	Funded Loan Balances as of June 30, 2009
	Condominium
	Construction			Conversion			Rental apartment			Total
(dollars in thousands)	#	Amount		#	Amount		#	Amount		#	Amount
Florida:
Miami	1	$74,105		—	$—		1	$19,762	(A)	2	$93,867
Tampa	—	—		1	23,349	(B)	—	—		1	23,349

Florida Total	1	74,105		1	23,349		1	19,762		3	117,216
Las Vegas	1	37,712		—	—		—	—		1	37,712
Houston	1	41,311	(C)	—	—		—	—		1	41,311
San Diego	1	12,390		—	—		—	—		1	12,390
New York City	1	11,713		—	—					1	11,713

Total	5	$177,231		1	$23,349		1	$19,762		7	$220,342

(A)	Foreclosure of the property completed in July 2009.

(B)	Foreclosure of the property completed in August 2009.

(C)	Foreclosure of the property completed in September 2009.
Loans in Process of Foreclosure — Condominium Units Available For Sale By Major Metropolitan Area

	As of June 30, 2009
		Units
				Expected Completion Timeframe
	Loans	Total	Completed	0-12 Months	> 12 Months

	#	#	#	#	#
Florida:
Miami	3	555	555	—	—
Tampa	1	509	509	—	—

Florida Total	4	1,064	1,064	—	—
Las Vegas	1	241	241	—	—
Houston	1	275	275	—	—
San Diego	2	29	29	—	—
New York City	1	107	—	—	107

Total	9	1,716	1,609	—	107

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
As of June 30, 2009, management has identified 23 Potential Problem Loans, as detailed below:

	Potential Problem Loans as of June 30, 2009
	Total Condominium				Other CRE				Total
			Funded	Total			Funded	Total		Funded	Total
(dollars in millions)	#		Balance	Commitment	#		Balance	Commitment	#	Balance	Commitment
California:
Los Angeles	—		$—	$—	1		$62	$86	1	$62	$86
San Francisco	1	(1)	38	72	—	(1)	24	44	1	62	116

California Total	1		38	72	1		86	130	2	124	202
Washington, D.C.	2		47	62	2		171	217	4	218	279
New York City	5		208	246	—		—	—	5	208	246
Denver	1		88	118	—		—	—	1	88	118
Other	10		177	185	1		11	11	11	188	196

Total	19		$558	$683	4		$268	$358	23	$826	$1,041

(1)
The underlying collateral included a condominium component combined with a rental apartment. The commitment amount has been split between the appropriate categories. With respect to the “#” of loans, the loan has been included with condominium loans.

The table below presents a rollforward of the balance of Potential Problem Loans for the three months ended June 30, 2009:

	Funded	Total
(in millions)	Balance	Commitment
Balance at March 31, 2009	$1,333	$1,713
Additions	445	605
Subtractions:
Became a Nonperforming Loan	(959)	(1,272)
Balance changes	7	(5)

Balance at June 30, 2009	$826	$1,041

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
As of June 30, 2009, the Allowance for Credit Losses totaled $322 million, an increase of $169 million compared to June 30, 2008. A reconciliation of the activity in the Allowance for Credit Losses is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2009	2008	2009	2008
Balance at beginning of period	$433,504	$94,827	$304,907	$76,992
Provision for credit losses	343,969	58,500	553,246	95,300
Charge-offs:
Commercial real estate:
Condominium:
Construction	(399,276)	—	(464,803)	(3,435)
Conversion	(8,906)	—	(24,167)	(15,689)
Inventory	—	—	—	—

Total condominium	(408,182)	—	(488,970)	(19,124)
Other commercial real estate	(46,030)	—	(46,059)	—
Commercial	(201)	—	(251)	—
Residential real estate and other	(879)	(54)	(941)	(54)

Total Charge-Offs	(455,292)	(54)	(536,221)	(19,178)

Recoveries:
Commercial real estate	—	5	—	5
Commercial	—	—	1	—
Residential real estate and other	42	61	290	220

Total Recoveries	42	66	291	225

Balance at June 30	$322,223	$153,339	$322,223	$153,339

The increase in the Allowance combined with total commitments declining year over year by $3.1 billion, resulted in an increase in our ratio of the Allowance to total commitments from 2.0% to 7.2%.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The Allowance for Credit Losses is presented on Corus’ balance sheet as follows:

	June 30	December 31	June 30
(in thousands)	2009	2008	2008
Allowance for Loan Losses:
Specific reserve	$98,441	$140,684	$58,509
General reserve	161,211	103,174	76,595
Unallocated	—	25,499	9,885

Total Allowance for Loan Losses	259,652	269,357	144,989
Liability for Credit Commitment Losses	62,571	35,550	8,350

Total	$322,223	$304,907	$153,339

Allowance for Loan Losses
1)	Specific Reserves

As of June 30, 2009, Corus’ Allowance for Loan Losses included specific reserves of $98 million. Management’s determination as to which loans to specifically review for impairment is based on loan ratings as determined by management, in accordance with the regulatory standards of the OCC. Impairment testing was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” In addition, for purposes of determining the appropriate Allowance, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve.

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

The general reserve as of June 30, 2009 totaled $161 million, an increase of $85 million from June 30, 2008. The increases are consistent with the negative trends in the residential for-sale housing and mortgage markets, as reflected in the increased level of charge-offs and the increase in nonaccrual loans. Nonaccrual loans increased dramatically during the last twelve months to $2.6 billion at June 30, 2009, over three times the balance at June 30, 2008.

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

In the first quarter of 2009, the Company reduced the historical net charge-off analysis to a rolling 12 month instead of a 24 month historical view because management, in consultation with the OCC, felt that this more closely represents Corus’ inherent losses. This change in estimate resulted in a significant increase in the reserve. While the economic environment is clearly in a state of flux, management believes that the 12 month charge-off history to be more reflective of what we would expect to be the inherent losses in the loan portfolio in this environment and is a conservative approach to the reserve amount. Also, the increase in the reserve amount that results from this shortened charge-off timeframe is consistent with the rise in nonperforming loans.

In the past, the Bank had then applied a Management Adjustment Factor (“MAF”) that represented the loss factor used in the Bank’s ALLL calculation as the Bank did not have significant CRE charge-off history prior to 2007. However, beginning in the first quarter of 2009, management decided to reduce the MAF to zero. As the Bank developed loss history the MAF was continually monitored to determine appropriateness of loss factors (i.e. does the inherent loss rate differ from historical loss experience). In the future, management will adjust the MAF percentage if circumstances dictated.

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

The Bank historically maintained an unallocated reserve in its Allowance for Loan Losses account, but reduced this to zero also in the first quarter of 2009 and has continued to do so as of June 30, 2009. Management felt that having charge-off history for the past 12 months (as discussed in the General Reserves section above) and relying on that data to reserve for loan losses eliminated the need for an unallocated reserve. Similar to the discussion on the MAF factor above, an unallocated reserve is highly judgmental and subject to many moving pieces. Management will continue to monitor the appropriateness of this amount and adjust accordingly based on economic, environmental, and loan portfolio characteristic factors.

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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The allocation of the Allowance for Credit Losses was as follows:

	June 30	December 31	June 30
(in thousands)	2009	2008	2008
Commercial real estate:
Condominium:
Construction	$283,118	$229,611	$105,603
Conversion	1,522	2,462	10,092
Inventory	—	35	767
Other commercial real estate:
Office	5,654	3,882	4,440
Rental apartment and other	28,769	39,709	20,807
Commercial	3,160	1,406	1,343
Residential real estate and other	—	143	156
Unallocated	—	27,659	10,131

Total	$322,223	$304,907	$153,339

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

INVESTMENT PORTFOLIO
As of June 30, 2009, the investment portfolio, which Corus often refers to as the “liquidity management assets,” included $1.6 billion of FDIC guaranteed bank notes, $0.7 billion of interest-bearing deposits with the Federal Reserve, $0.4 billion of U.S. Government and agency securities, and $0.1 billion of time deposits with other financial institutions.
Beginning in the first quarter of 2009, Corus purchased bank notes guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) issued under the government’s Temporary Liquidity Guarantee Program (“TLGP”). These notes are senior unsecured debt issued by FDIC insured depository institutions or FDIC designated affiliates of FDIC insured depository institutions and are 100% guaranteed by the full faith and credit of the FDIC. All guarantee fees are paid by the issuer. These notes can be issued with either fixed or floating rates.
As of June 30, 2009, the Company had purchased approximately $1.6 billion of FDIC guaranteed bank notes from nine different issuers. All of these notes bear interest at a floating rate and are based on 3 month Libor. Approximately 20% of these FDIC guaranteed bank notes mature in 2011 and another 80% mature in the first half of 2012.
The portfolio of agency securities consists of short-term (one year or less), senior unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). These organizations, which were chartered by Congress to facilitate home ownership, are most commonly referred to as government-sponsored enterprises (“GSE”). Fannie Mae and Freddie Mac are publicly traded companies (under the symbols FNM and FRE, respectively). As of June 30, 2009, Corus had investments in GSE-issued debt totaling approximately $0.4 billion: $0.2 billion issued by Fannie Mae and $0.2 billion by Freddie Mac. Approximately 80% of these securities mature during the third quarter of 2009, with the remaining securities maturing prior to December 31, 2009. The market for these securities is very liquid and the securities could be sold to meet the liquidity needs of the Company.
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
The Company’s portfolio of time deposits consists of institutional negotiable certificates of deposit (“CD”) issued by other, domestic financial institutions. These CDs are not protected by FDIC insurance. As of June 30, 2009, the CD portfolio was diversified among two separate large banking organizations with more than $50 billion of assets. The CDs mature during the third quarter of 2009.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
TAXES RECEIVABLE
Due to losses incurred during 2008 and in the first half of 2009, Corus recorded $151.9 million of current tax benefits. This amount, which is recoverable through net operating loss carryback claims and other tax refund claims, is included in taxes receivable as of June 30, 2009.
OTHER ASSETS
Other assets consist primarily of deferred tax assets and the Bank’s required investment in Federal Reserve Bank stock. The decrease in other assets compared to 2008 was driven almost entirely by the change in the balance of the deferred tax assets and its related valuation allowance.

	Other Assets
	June 30	December 31	June 30
(in millions)	2009	2008	2008
Deferred Tax Assets, net	$—	$43	$57
Federal Reserve Bank Stock	17	15	15
Other	32	28	17

Total Other Assets	$49	$86	$89

Deferred tax assets result from differences between the timing of when income or expense is recorded for financial statement purposes compared to when the income or expense is taxable or deductible for tax return purposes. Multiple factors combined to drive the majority of the fluctuation in deferred taxes. First, the tax deduction related to the Provision for Credit Losses (which increases the Allowance for Loan Losses) is not allowed until the underlying loans are charged off. This results in an increase in deferred taxes receivable during periods of growth in the Allowance for Loan Losses. Another major factor impacting the balance of deferred taxes was the sale of Corus’ equity portfolio. Large deferred tax balances can arise during periods of increases or decreases in the value of investment portfolio values (in Corus’ case a large deferred tax liability due to the unrealized gains in the portfolio). The liquidation of the portfolio “unwound” the deferred liabilities. The increase in deferred taxes resulting from higher balances in the Allowance for Loan Losses and the liquidation of the equity securities portfolio was fully offset by a deferred tax valuation allowance. The valuation allowance was established to adjust the balance of the deferred tax asset to an amount that management determined is “more likely than not” to be realized. Please see the section titled “Income Tax Expense” for more information.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
COMPOSITION OF DEPOSITS

	June 30		December 31		June 30
(dollars in millions)	2009		2008		2008
Retail certificates of deposit	$4,998	71%	$5,247	69%	$5,155	66%
Money market	1,523	22	1,719	23	1,879	24
Demand	206	3	208	3	239	3
NOW	153	2	189	2	251	3
Savings	101	1	113	1	122	2
Brokered certificates of deposit	78	1	116	2	149	2

Total	$7,059	100%	$7,592	100%	$7,795	100%

At June 30, 2009, approximately 56% of the Bank’s $7.0 billion in retail deposits (excluding brokered deposits) were sourced from outside of Illinois. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. Total retail deposits consisted of approximately 165,000 accounts.
The strength of our deposit base is further bolstered by the recent increase in deposit insurance approved by the Federal Deposit Insurance Corporation (the “FDIC”). Effective October 3, 2008, the FDIC increased the level at which they insure deposits, in general, from $100,000 per account to $250,000 per account. While the increase in insurance was originally scheduled to expire December 31, 2009, it was extended through December 31, 2013, and many believe that the increase will ultimately be made permanent. While the majority of Corus’ deposits were fully insured under the old limits, nearly all of Corus’ external deposits, approximately 98%, are fully insured based on the new limits.
Please refer to Note 2 of the consolidated financial statements, regarding certain restrictions to the interest rates the Bank may offer to its depositors.
SUBORDINATED DEBENTURES RELATING TO TRUST PREFERRED SECURITIES
As of June 30, 2009, Corus had $417.8 million in floating rate junior subordinated notes (the “Debentures”) which included the original issuance of $404.6 million in Debentures, as well as $13.2 million in deferred interest payments related to those Debentures. The Debentures were issued to unconsolidated subsidiary trusts of the Company (the “Trusts”). Each Trust’s sole purpose is to issue Trust Preferred Securities, and then use the proceeds of the issuance to purchase debentures with terms essentially identical to the Trust Preferred Securities, from the Company.
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
All of the outstanding Debentures are variable-rate, with interest rates ranging from three-month LIBOR plus 1.33% to three-month LIBOR plus 3.10% (resetting quarterly). As such, management cannot say with certainty what the interest expense on the Debentures will be in the future. However, based on June 30, 2009, market interest rates, the interest expense would be approximately $12 million per annum.
LIQUIDITY AND CAPITAL RESOURCES
Corus’ consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of the actions referred to in Note 2 of the consolidated financial statements. The uncertainty of successful execution of our plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Please refer to Note 10 of the consolidated financial statements for a discussion of the various regulatory capital requirements administered by the federal banking agencies that both the Company and the Bank are subject to.
SOURCES
Corus (Holding Company)
At June 30, 2009, the holding company had cash and marketable equity securities of $1.2 million and $47.9 million, respectively, for a total of $49.1 million. By comparison, the holding company had cash and marketable equity securities of $221.3 million and $4.0 million, respectively, for a total of $225.3 million one year earlier. During the first half of 2008, the holding company sold its entire portfolio of equity securities in financial industry companies. See Uses section below regarding decrease in cash compared to 2008.
Historically, the holding company has relied on a combination of earnings at the Bank, received in the form of dividends, and the issuance of Trust Preferred Securities as sources of liquidity. However, neither source is available for the foreseeable future.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
Ongoing troubles in the credit market continue to negatively impact the Bank’s loan portfolio and earnings power thus limiting its ability to fund the holding company. In addition, on February 18, 2009, the holding company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Chicago (the “FRB”). The Written Agreement, among other things, restricts the holding company from taking any dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FRB. Among other things, the Agreement with the FRB includes a restriction limiting Corus’ ability to increase debt. Specifically, Corus is restricted from incurring, increasing or guaranteeing any debt without the prior approval of the FRB.
The holding company is diligently continuing to work with its financial and professional advisers to seek qualified sources of outside capital, and to achieve compliance with the requirements of the Written Agreement. At this point in time, however, the holding company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other Federal governmental authorities. The holding company continues to consult with the FRB and FDIC on a regular basis concerning the holding company’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the holding company’s proposals are accepted by the FRB, that these proposals will be successfully implemented.
Corus Bank, N.A.
At June 30, 2009, Corus Bank, N.A. (the “Bank”), a wholly-owned subsidiary of Corus Bankshares, Inc., (the “holding company”), had liquid assets totaling $2.9 billion, or 41% of its total assets versus $4.3 billion, or 48% of total assets at June 30, 2008. The $2.9 billion in liquid assets includes cash of $62 million, time deposits with banks of $117 million, $677 million of interest bearing deposits with the Federal Reserve, and readily salable marketable securities of $2.0 billion. In addition to proceeds from sales or maturities of time deposits and securities, the Bank’s sources of cash include loan paydowns/payoffs and new customer deposits. Approximately $819 million of the Bank’s liquid assets were pledged as collateral to the Federal Reserve Bank.
As of June 30, 2009, the Bank had loans outstanding, net of the allowance for loan losses, of $3.4 billion. The portfolio consists almost exclusively of commercial real estate loans, primarily to condominium developers. The condominium loans typically require payment of principal either upon sale of individual units or at loan maturity. As presented in the Loan Portfolio section of this report, paydowns/payoffs have slowed recently as a result of the sagging market for residential housing in the U.S. Paydowns and payoffs totaled $221 million during the second quarter of 2009, which is significantly less than the 2008 quarterly average of just over $500 million. We believe that this downward trend will continue if market conditions do not improve or worsen.
The other primary source of liquidity is from new deposits. However, the Bank made a strategic decision to run off deposits as loan demand declined. In addition, our ability to attract new deposits and retain existing deposits may have been hampered by the restrictions now applicable to the Bank with respect to its ability to offer depositors above average interest rates. As emphasized in the Order issued by the OCC on February 18, 2009, the Bank must comply with federal statutory and regulatory restrictions on the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. This restriction is potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The Bank must comply with federal restrictions on the interest rates the Bank may offer to its depositors. Under these restrictions, the Bank cannot pay interest rates higher than 75 basis points above the national average rates for each deposit type. In addition, due to its designation as critically undercapitalized, the Bank is prohibited from paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution’s normal market areas. These restrictions are potentially significant to the Bank due to its historical practice of paying above average rates both locally and nationally.
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
Corus submitted a plan to the FDIC that presented the Bank’s normal market area as the national market. The FDIC approved our national market designation and our use of the Bankrate.com average national rate table to determine the base rate. Corus began to offer deposit products using these rate limitations on January 24, 2009. From January 24, 2009, through June 30, 2009, Corus experienced deposit run-off of $421 million. However, it should be noted that part of the Bank’s strategy involved shrinking deposits as loan demand declined. For example, our unfunded loan commitments shrank by $1.1 billion during the same period.
On May 29, 2009, the FDIC adopted a final rule to amend its regulations imposing restrictions on the interest rates on deposits that can be paid by depository institutions that are less than “well-capitalized.” Under this new rule, which takes effect on January 1, 2010, affected depository institutions are allowed to pay a “national rate” plus 75 basis points, and the FDIC sets and publishes the national rate. To compute the national rate, the FDIC uses all the data available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product. Banks that are not well-capitalized are then limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product. As noted above, the Bank has historically paid above average rates locally and nationally. These restrictions on interest rates (which the Bank is implementing as described in the next paragraph) could cause a further decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
The Bank has made the following changes to its interest rate setting process:
1. Effective September 1, 2009, all time deposit rates will not exceed the FDIC’s national cap rates.
2. Excluding Money-Market Deposit Accounts (“MMDAs”), all other interest bearing accounts will not exceed the published national cap rates.
3. Effective September 1, 2009, all new and advertised interest bearing deposits solicited by Corus Bank, excluding MMDAs, will not exceed any FDIC published national cap rates.
4. By August 31, 2009, the Bank will assess the various MMDA deposit rates and determine which and by how much of all subcategories of MMDAs (such as jumbo, non-jumbo, and tiered rate accounts) are above the FDIC’s national cap rates for similar products.
5. Effective September 1, 2009, for the Bank’s existing average MMDA rates that exceed the average national caps rates, the bank’s average rate will be reduced by one-third of the variance between the average rate of each MMDA subcategory and the similarly published FDIC average national rate.
6. Effective September 8, 2009, the Bank’s average rate will be reduced by another one-third of the previously determined variance between the average rate of each MMDA subcategory and the published FDIC average national rate for similar products, as determined on August 31, 2009 (as required above).
7. Effective September 15, 2009, the Bank’s average rate will be reduced by another one-third of the previously determined variance between the average rate of each MMDA subcategory and the published FDIC average national rate for similar products, as determined on August 31, 2009 (as required above).
The impact of these changes will result in all interest bearing deposit rates, not including MMDAs, being in compliance with Section 337.6(b) by September 1, 2009. In addition, all MMDAs after three substantially equal weekly rate reductions that end on September 15, 2009 will result in all MMDA rates being in compliance with Section 337.6(b) by September 15, 2009.
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

CORUS BANKSHARES, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued
USES
Corus (Holding Company)
As of June 30, 2009, the holding company has two outstanding loan commitments related to loans originated by the Bank. Commitments under the loans total approximately $29 million. Approximately $6.8 million of this commitment was funded in the third quarter of 2009 (through the date of filing of this report) and it is likely that the holding company will need to fund its commitments during the remainder of 2009.
Corus Bank, N.A.
The Bank’s principal uses of cash include loan funding (both new loans as well as drawdowns of unfunded loan commitments) and depositor withdrawals. At June 30, 2009, the Bank had unfunded commercial real estate loan commitments of $764 million. While there is no certainty as to the timing of drawdowns of these commitments, management anticipates the majority of the loan commitments will fund over the next 12 months.
The Bank must also retain sufficient funds to satisfy depositors’ withdrawal needs and cover operating expenses. Corus deposits are primarily from short-term certificates of deposit (“CDs”), virtually all with original maturities of one year or less, and money market accounts. These deposits present a potentially greater liquidity risk than would longer-term funding alternatives. The Bank made a strategic decision to run off deposits as loan demand declined. The Bank must therefore be prepared to fund those withdrawals and, as such, internally allocates a substantial pool of its investment securities “against” deposits.
Finally, the Bank must have sufficient funds available to fund various operating expenses. Expenses associated with problem loans have increased during the first six months of 2009 as compared to the same period in 2008 and are expected to continue increasing. These costs include OREO property expenses, protective advances, legal, consulting, FDIC insurance costs, and others.

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
The Allowance for Loan Losses is based upon quarterly analyses. Corus’ methodology for calculating the Allowance for Loan Losses is designed to first provide for specific reserves associated with “impaired” loans, defined by Generally Accepted Accounting Principles as loans where “it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” Management’s determination as to which loans to specifically review for impairment is based on loan ratings as determined by management, in accordance with the regulatory standards of the Office of the Comptroller of the Currency (the “OCC”). Impairment testing was completed for all loans with the following characteristics: (1) loans which are rated Substandard, Doubtful, or Loss (regulatory classifications or definitions); (2) loans which are on nonaccrual status; (3) loans which are 90 days or more past due; and (4) loans determined to be a “Troubled Debt Restructuring.” In addition, for purposes of determining the appropriate Allowance, management applied additional procedures to identify impaired loans. These additional procedures included specifically reviewing all commercial real estate loans regardless of regulatory rating, excluding loans with balances less than $1 million (less than 1% of loan portfolio). Loans determined to be impaired were segregated from the remainder of the portfolio and were subjected to a specific review in an effort to determine whether or not a specific reserve was necessary and, if so, the appropriate amount of that reserve.
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
At June 30, 2009, approximately 29% of total assets, or $2.1 billion, consisted of financial assets recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. At June 30, 2009, approximately 28% of total assets, or $2.0 billion (excluding costs to sell of $67 million), were recorded at fair value on a nonrecurring basis, all of which were either impaired loans or OREO properties measured using appraisals or internally-developed models, both having significant unobservable inputs, or Level 3 measurements. See further information on loan impairment assessments below.

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
In accordance with SFAS 114, the fair value of a loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Considering the nature of Corus’ lending, the fair value of the collateral is the primary method utilized. Collateral valuations are based on either appraisals, adjusted appraisals or internally-developed valuation models.
The three valuation methodologies are defined as follows:
•
Appraised values are the appraisal amount minus costs to sell adjusted for additional collateral including earnest money deposits and guarantees. Appraised values are used when the appraisal is current (defined as being less than six months old) and there have been no unit sales to adjust for.

•
Adjusted appraised values are generally defined as appraisal value minus costs to sell plus additional collateral less the impact of sold units. Adjusted appraised values are used when units have been sold since the date of the last appraisal. In order to have a comparable value in the FAS 114 assessment (principal balance to collateral value) the appraised value is reduced for the number of units sold.

•
Internal estimate values are estimates based on management’s assumptions using an internally developed “bulk sale discount” model (minus costs to sell and may be adjusted for additional collateral if warranted). Internal estimate values are used when either there is no current appraisal or the appraisal on file is considered out of date.

Appraisals are reviewed for obsolescence each quarter and updated annual on criticized assets. Criticized assets are those assets rated special mention, substandard, doutful or loss (regulatory classifications or definitions). If the last appraisal performed for the property is six months old or older, we will evaluate the assumptions in the appraisal at the end of each calendar quarter and assess if reappraisal is necessary. We also take into consideration the current economic environment, borrower performance, and potential changes in loan rating.
We also engage an independent third party appraiser to review all appraisals. The purpose of their third party review is to assess wehther the original appraiser’s assumptions and final value on the property are reasonable and in conformity with market standards.
Given current market conditions and the low level of activity, management recognizes that observable transactions may not be representative of fair value. As a result, all three of the methodologies described above utilize fair value models which use unobservable inputs. More specifically, the unobservable inputs used in valuation models may include the extent to which presale buyers will ultimately close on their units, pricing (net of cost to sell) for the future sale of condominium units, a discount rate consistent with market conditions and the timeframe over which such sales may take place. In addition, to the extent that unit rentals can partially offset the cost to carry a project, occupancy percentages and rental rates are projected. Since Corus’ lending tends to be geographically concentrated, management has the benefit of observing data associated with many different loans in the same general location as a basis for deriving its estimates. Thus, even though appraised values are being used in some cased, these measurements are classified in Level 3 of the valuation hierarchy because of the unobservable inputs.

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
The Company has zero deferred tax assets at June 30, 2009. For more details, see Note 13 to the accompanying consolidated financial statements.
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

FORWARD-LOOKING STATEMENTS
This filing contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by, among other things, the use of forward-looking terms such as “likely,” “typically,” “may,” “intends,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “potential,” “hopeful,” or “attempts” or the negative of such terms or other variations on such terms or comparable terminology. By their nature, these statements are subject to risks, uncertainties and other factors, which could cause actual future results to differ materially from those results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the following:
•
The risk that the Bank will be placed into conservatorship or receivership. As a result of the Bank being classified as critically undercapitalized for purposes of PCA, the OCC is required, within 90 days after July 30, 2009, to appoint a receiver or conservator for the Bank, or to take such other action that it determines, with the concurrence of the FDIC, would better achieve the purposes of PCA.

•
The risk that Corus will not be able to adequately address its liquidity issues. Corus is no longer originating new loans, and so must rely on payments from existing loans, a substantial and increasing number of which are non-performing or are in danger of becoming non-performing loans. Corus is unable to raise capital by issuing Trust Preferred Securities or other similar instruments, is restricted in the amount of interest it can pay on bank deposits, which may limit the amount of new deposits it can attract, and will not receive money through the TARP program. All of these factors, as well as the ones discussed elsewhere in this Quarterly Report, could impact Corus’ ability to continue as a going concern;

•
The risk that Corus will not be able to comply with its obligations under the Written Agreement with the Federal Reserve Bank, the Consent Order with the OCC, the OCC’s PCA Directive, or to comply with the statutory obligations applicable to critically undercapitalized institutions under PCA, or to comply with other regulatory requirements. Such compliance failures could result in the OCC or other regulators taking further enforcement action or placing the Bank into conservatorship or receivership at any time;

•
The risk that Corus will not be able to improve its capital position. The failure to do so could result in the OCC or other regulators taking further enforcement action or placing the Bank into conservatorship or receivership at any time;

•
The risk that the current crisis in the U.S. residential housing and mortgage market does not improve or deepens before there is a meaningful recovery. The severe distress in the housing market is having numerous adverse effects on Corus, including operating losses and deteriorating credit quality trends (as reflected in nonaccrual loans, charge-offs and loan loss provisions), among other issues. Additional risks associated with the housing crisis relate to potentially weak sales of condominium units and/or cancellations of condominium “presale” contracts, and the adverse impact these events could have on loan paydowns and collateral valuations;

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

•	The risk that borrowers or third-party mezzanine lenders will be unable or unwilling to support underperforming projects and/or Corus’ loans secured by those projects;

•	The risk that management’s estimate of the adequacy of the allowance for credit losses could be incorrect;

•	The risk that management’s estimate of fair value is incorrect as a result of minimal activity in the market in which the asset is bought and sold;

•	The risk that Corus will not effectively manage Other Real Estate Owned properties such that current valuations will not be realized;

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

•
The risk that Corus will be unable to attract and retain deposits at pricing that is cost-effective, particularly in light of the fact that Corus is restricted as to the amount of interest it can pay on deposits;

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

•	The risk that regulatory agencies that have authority over the Company or its subsidiaries may impose further restrictions on the Company or its subsidiaries; and

•	Changes in the accounting policies, laws, regulations, and policies governing financial services companies.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management has evaluated, with the participation of the principal executive officer and principal financial officer, the Company’s disclosure controls and procedures (as such term is defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures were effective as of such date. There were no changes in internal control over financial reporting (as such term is defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
During the first quarter of 2009, Corus and Mr. Robert J. Glickman, the Company’s former Chief Executive Officer, were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Northern District of Illinois alleging violations of federal securities laws. In April 2009, a second purported securities class action lawsuit was filed in the Northern District of Illinois against Corus and Mr. Glickman and adding as additional defendants Tim H. Taylor and Michael E. Dulberg. Later in April 2009, two additional securities class actions were filed in the Northern District of Illinois against Corus and Messrs. Glickman, Taylor, and Dulberg. One of the two most recent lawsuits also added as additional defendants members of the Company’s Board of Directors, specifically Messrs. Joseph P. Glickman, Robert J. Buford, Kevin R. Callahan, Rodney D. Lubeznik, Michael M. McClure, and Peter C. Roberts. These lawsuits, brought on behalf of shareholders who purchased the Company’s common stock between January 25, 2008 and January 30, 2009, allege primarily that the defendants violated the federal securities laws by disseminating materially false and misleading statements during the above-described period. The lawsuits seek unspecified damages.
Corus and the individual defendants filed an unopposed motion to reassign the related, second-filed case to the judge assigned to the first-filed lawsuit, and that motion was granted. Subsequently, the other two cases were also reassigned to this judge. On June 17, 2009, the court entered an order naming a lead plaintiff for the consolidated cases and approving lead plaintiff’s choice of counsel. The court gave the lead plaintiff leave to file a consolidated, amended complaint and ordered that all other complaints would be dismissed upon the filing of the consolidated, amended complaint. The lead plaintiff filed its consolidated, amended complaint on August 3, 2009 naming only Corus and Messrs. Glickman and Taylor as defendants. Defendants intend to file a motion to dismiss the complaint. The court has set a briefing schedule on that motion and has scheduled the case for further status and ruling on the motion on November 13, 2009.
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
On February 18, 2009, we announced that our Board of Directors is actively considering strategic alternatives, including a capital infusion or a merger. We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Company’s stock and it is highly unlikely that we will be able to do so. We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. Unless we return to profitability or identify and execute a viable strategic alternative, which is highly unlikely, it is not likely that we will be able to continue as a going concern.
It is likely that the Bank will be placed into a federal conservatorship or receivership.
On August 4, 2009, the Bank was notified that it is critically undercapitalized for PCA purposes, effective July 30, 2009, as a result of the financial results reported in the Bank’s June 30, 2009 Call Report. As a result of the Bank being classified as critically undercapitalized for purposes of PCA, the OCC is required, within 90 days of July 30, 2009, to appoint a receiver or conservator for the Bank, or to take such other action that it determines, with the concurrence of the FDIC, would better achieve the purposes of PCA. Based on current circumstances, it is unlikely that the regulators would pursue a course of action other than conservatorship or receivership. If the Bank is placed into conservatorship or receivership, Corus would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the OCC.
The continued deterioration of the housing market and the economy has adversely affected our business, liquidity and financial results, and if the downturn continues or worsens our ability to continue as a going concern could be adversely affected.
Our loan portfolio is concentrated in loans secured by condominium and condominium conversion projects. As a result, the significant downturn in the housing market has had a substantial negative effect on our business and has contributed to increased levels of delinquent and non-reporting assets, charge-offs and credit loss reserves. We reported a net loss of $487.3 million for the three months ended June 30, 2009, compared to a net loss of $16.2 million for the three months ended June 30, 2008, and a net loss of $788.3 million for the six months ended June 30, 2009, compared to a net loss of $11.7 million for the six months ended June 30, 2008. These events, if they continue or worsen, will have a material adverse effect on our business, financial condition and results of operation and also may impact our ability to continue as a going concern.

We may be subjected to further negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.
We have recently been the subject of news reports discussing our current financial situation and various departures of senior management, and we may continue to be subject to negative publicity as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may continue to be the object of negative publicity and speculation about our future.
Our decision to defer interest on our Trust Preferred Securities has restricted our access to the debt capital markets, further limiting our sources of liquidity.
During 2008, our Board of Directors elected to defer further interest payments on each of our junior subordinated debt securities relating to the Trust Preferred Securities. As a result, it is likely that we will not be able to raise money through the offering of debt securities unless and until we become current on those obligations and our financial condition improves substantially. This will also likely adversely affect our ability to obtain debt financing on commercially reasonable terms, or at all. As a result, we will likely have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance our capital and liquidity position.
We have become subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.
Virtually all of our funding comes from traditional deposit products. The Bank promotes selected deposit accounts to both individuals and businesses at competitive rates. By marketing its deposit products nationally, the Bank is able to attract deposits without being limited to competing solely in the very competitive Chicago market. The Bank competes for customer deposits largely on the basis of the interest rates that it pays out. The Bank is now restricted in the amount of interest that it can pay out. We have recently implemented changes in our interest rate setting process that will bring the deposit rates that we pay into compliance with these restrictions by September 15, 2009, which is in advance of the date that we are required to comply. As a result, we likely could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which could have a material adverse effect on our ability to continue as a going concern.
The Regulatory Agreements generally prohibit Corus and the Bank from paying any dividends or distributions on our respective equity securities.
Under the terms of the Agreement, the Company cannot pay any dividends or make any distributions on its equity or trust preferred securities without prior written FRB approval. In addition, under the terms of the Order and under the Prompt Corrective Action statute, the Bank cannot pay any dividends or make any distributions on its equity securities without, among other things, prior written OCC approval. Given the Company’s and the Bank’s current condition, it is doubtful that either the FRB or the OCC would approve any dividend payment or capital distribution now or in the foreseeable future. Accordingly, the Company will not be able to look to the Bank’s financial resources to satisfy its own financial obligations.

We may not be able to engage a successor accounting firm, which will affect our ability to file reports with the SEC that contain the required financial statements that have been reviewed and/or audited by an independent registered public accounting firm, which, among other things, will likely result in our common stock being delisted.
On August 31, 2009, Ernst & Young, LLP notified us that they were resigning as our independent registered public accounting firm. The resignation was not the result of a disagreement. We are conducting a search for a successor accounting firm. As of the date of filing of this Quarterly Report on Form 10-Q, we have not selected or engaged a successor accounting firm and we may not be successful in engaging a successor accounting firm. If we are unable to engage a successor accounting firm, we will not be able to file Quarterly Reports on Form 10-Q with the SEC that contain financial statements that have been reviewed by, or Annual Reports on Form 10-K that contain financial statements that have been audited by, an independent registered public accounting firm. If we are unable to do so, among other things, our common stock will likely be delisted by the Nasdaq Global Select Market tier of the Nasdaq Stock market.
RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY
Due to our current capital position, we have become subject to a much lower legal lending limit, which could impact our ability to fun existing loan commitments.
Under the lending limit rules applicable to national banks, the Bank is generally prohibited from making new loans or, under certain circumstances, funding existing loan commitments in excess of 15 percent of capital and surplus. Due to the Bank’s severe reduction in capital and surplus, its current lending limit effectively prohibits the funding of any loan unless the loan itself or the particular expenses to be funded qualify for an exemption or exclusion from the lending limit rules. With respect to incomplete construction projects, these funding restrictions could have a material and adverse impact on progress toward converting such projects to productive assets, resulting in further impairment of the Bank’s loan portfolio.
Continued deteriorating conditions in the housing market may lead to increased losses on loans.
The effects of the current economic environment are being felt across many industries, and the housing market has been substantially affected, resulting in longer marketing periods for homes, growing inventories of unsold homes, and increased foreclosure rates. As a result, property values have declined substantially. If economic conditions in the residential real estate sector continue to deteriorate, we will likely see a material increase in problem loans. This risk includes both a shortage of buyers and an increase in cancelled contracts. We have already classified a significant number of loans as problem loans, and if the housing market does not improve substantially or worsens, we will likely experience increased losses on our loans.
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
We have a lending concentration in multi-family properties involving the construction of new condominiums and the conversion of existing apartments into condominium buildings. At June 30, 2009, approximately 70% of the total commercial real estate loan commitments were collateralized by condominium buildings. Additionally, while our loans are collateralized by properties across the United States, the geographic concentration of commercial real estate loans remains in various metropolitan areas, including Miami, Los Angeles, San Diego, the District of Columbia, Atlanta, Chicago, Las Vegas, and New York City, all of which have been hit particularly hard by the economic downturn. While we had recognized that a severe downturn in the real estate markets was possible, if not likely, and had attempted to position ourselves accordingly, the current housing calamity is even worse than the “severe downturn” for which we had planned.

The Regulatory Agreements impose significant restrictions on our operations, and the cost of compliance, as well as any possible failure to comply, could have a material adverse effect on our business, financial condition and results of operations.
The Regulatory Agreements contain a list of strict requirements ranging from a capital directive, which requires Corus and the Bank to achieve and maintain minimum regulatory capital levels (in the Bank’s case, in excess of the statutory minimums to be classified as well-capitalized) to developing a liquidity risk management and contingency funding plan, in connection with which the Bank is subject to limitations on the maximum interest rates the Bank can pay on deposit accounts. The Regulatory Agreements also include several requirements related to loan administration as well as procedures for managing the Bank’s growing portfolio of foreclosed real estate assets.
Any material failure to comply with the provisions of the Regulatory Agreements could result in further enforcement actions by the OCC or the FRB. Corus and the Bank have materially failed to comply with various provisions of the Regulatory Agreements. While we intend to continue taking such actions as are within the scope of our abilities to comply with the requirements of the Regulatory Agreements, it is highly unlikely that we will be able to comply fully with the provisions of the Regulatory Agreements. Further, our efforts to comply with the Regulatory Agreements, particularly the limitations on interest rates offered by the Bank, may have adverse effects on our operations and financial condition.
It is unlikely that we will be able to return to the business of originating new loans or offering new products.
In light of regulatory restrictions and the current market conditions, our current focus is on servicing our existing loan portfolio and we are unsure when, if ever, we will begin to originate new loans or offer new products. Moreover, we will need prior regulatory approval to originate new commercial loans. If we are unable to originate new, profitable loans for an extended period, our financial condition and results of operations will continue to be adversely affected.
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
Problems which can arise in the financing of for-sale condominium housing can be broken down into three broad categories: (1) projects where construction is at risk of coming to a halt; (2) projects where there are material cost overruns that are not being covered by borrowers, completion guarantors or sponsors; and (3) projects where construction is complete, but either (a) sales are weak, and/or (b) presale buyers walk away from their contracts. Although we take steps to limit these risks, weakening economic conditions in the residential real estate sector, which may be caused by, among other things, supply/demand imbalances and higher interest rates, have increased, and may continue to increase, causing an increase in nonaccrual and otherwise nonperforming loans. An increase in nonaccrual and otherwise nonperforming loans results in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which adversely affect our financial condition and results of operations. Other market risks include the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism, any of which could affect properties securing the loans.
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. One critical estimate relates to the level of the Allowance for Credit Losses. Due to the uncertainties inherent in the estimation of the appropriate level of the Allowance for Credit Losses, we may sustain credit losses that are greater, perhaps significantly, than the provided allowance. If we are required to increase the Allowance for Credit Losses in the future, this will have the effect of reducing earnings or increasing our losses.

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
Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance.
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
The banking industry is heavily regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, the FDIC’s insurance fund and the banking system as a whole. The Company is subject to regulation by the Federal Reserve Board, the FDIC, the OCC, and the SEC. Our business may be impacted not only by competitive factors but also by federal and state laws, regulations, and policies affecting banks and bank holding companies. These statutes, regulations and policies, or the interpretation or implementation of them, may change, and such changes may materially and adversely affect our business. In addition, federal banking regulators have broad authority to supervise the banking business of the Company, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of law, rule, regulation, or administrative order, or to place the Bank into conservatorship or receivership under certain circumstances. The exercise of such powers by federal banking regulators could have a material adverse effect on our business.

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
As of June 30, 2009, approximately 27% of our outstanding common shares are owned by our former Chief Executive Officer, Robert J. Glickman, and his immediate and extended family (the “Glickman Family”). The Glickman Family’s interest in retaining their investment in the Company may have been highly dependent on Robert J. Glickman’s ability to continue his role as our Chief Executive Officer. As a result, Robert J. Glickman’s resignation as our Chief Executive Officer could have a material adverse effect on our business, financial condition, results of operation and ultimately the market price of our common stock.
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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on May 5, 2009.

(c)	At the Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
(1)	The election of five directors to the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualify:

Director	Votes For	Votes Withheld
Robert J. Buford	41,823,413	5,126,636
Kevin R. Callahan	40,398,494	6,551,555
Rodney D. Lubeznik	41,781,897	5,168,152
Michael J. McClure	45,188,647	1,761,402
Peter C. Roberts	41,791,404	5,158,645
(2)	The ratification of the appointment of Ernst & Young LLP as Corus’ independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions
46,284,021	455,054	210,975
(3)	To amend the Corus Bankshares, Inc. Equity Award and Incentive Plan, including the reservation of an additional 1,000,000 shares of common stock that may be issued as awards under the plan.

Votes For	Votes Against	Abstentions
30,674,074	5,247,505	61,901
ITEM 5: OTHER INFORMATION
Because of the resignation of company’s independent public accountant on August 31, 2009, the condensed unaudited 2009 financial statements included herein were not reviewed, as required by Rule 10-01(d) of Regulation S-X (see Item 1), the company’s Chief Executive Officer and Chief Financial Officer are unable to complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

ITEM 6: EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORUS BANKSHARES, INC. (Registrant)
September 25, 2009	By:	/s/ Michael J. Minnaugh
Michael J. Minnaugh
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

EXHIBIT INDEX
31.1	Rule 13a-14(a)/15d-14(a) Certification (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification (1)

(1)	Filed herewith.